Form 10-K
period 1995-12-31
WELLCARE MANAGEMENT GROUP INC
filed 1996-05-31
CIK 900630

PART I

ITEM 1.   BUSINESS

General

     The WellCare Management Group, Inc. ("WellCare" or the "Company") is a managed health care holding company whose wholly-owned subsidiary, WellCare of New York, Inc. ("WCNY"), is a direct contract independent practice association network ("IPA/Network") mixed model health maintenance organization ("HMO"). WCNY is the dominant HMO in the Hudson River Valley region. WellCare of Connecticut, Inc. ("WCCT"), a wholly-owned subsidiary of WellCare, is modeled on WCNY and received licensure to operate an HMO in the State of Connecticut in March
1995.

      WCNY and WCCT ("the WellCare HMOs") provide comprehensive health care services to members in a service area that extends from New York City north through the Hudson River Valley to the Capital Region and Southern Adirondacks, west into the Mohawk River Valley and Southern
Tier and east into contiguous areas of Connecticut through a provider network consisting of approximately 660 primary care physicians, 3,000 specialists and 60 hospitals. At December 31,
1995, enrollment in the WellCare HMOs was approximately 100,000 members enrolled from approximately 2,500 employer groups, compared to approximately 82,500 members at December 31,
1994, enrolled from approximately 1,900 employer groups. No employer group accounts for more than 5% of the members of the WellCare HMOs.

     Through another wholly-owned subsidiary, WellCare also provides specialty benefit programs and related administrative services to employer and other groups which utilize health care services.

The Managed Care Industry

     Health care costs in the United States have escalated dramatically from $324 billion in 1982 to an estimated $938 billion in 1994, or approximately 14% of the gross national product. As a result, employers, insurers, governmental entities and health care providers have sought effective cost containment measures, contributing to the development of the managed care industry. Further, the inability of a significant portion of the population to obtain health care coverage has resulted in health care reform measures proposed both at the federal and state levels, many of which focus on managed care as a means for providing quality health care services on a cost-effective basis.

     An HMO provides or arranges for the provision of comprehensive health care services, including physician and hospital care, to a voluntarily enrolled population for a fixed, prepaid premium. Except in cases of medical emergency, the member receives care from participating primary care physicians who, in turn, refer the members to participating specialists and hospitals as required. HMOs provide management controls designed to encourage efficient and economic utilization of health care services. These controls include monitoring physician services, the level of hospital admissions and the lengths of hospital stay, and promoting the use of non-hospital based medical services.

     Initially, managed care was provided primarily through HMOs, but has expanded to the provision of an increasing variety of products and services, including preferred provider organizations
("PPO") utilization review services, third party claims administrators and specialty benefit programs, which are marketed to self-insured employer plans, unions, indemnity insurers and other groups.

     A number of government-sponsored health care programs have begun to encourage the enrollment of their beneficiaries into managed care plans, particularly HMOs, as a means of controlling escalating health care costs. The largest of these programs are Medicaid and Medicare, which service the poor and the elderly, respectively.

     Medicaid. The Medicaid program, sponsored by individual state governments, provides health care services to low income individuals in the United States, receiving significant financial support from the federal government. In 1991, approximately $14 billion was spent on Medicaid programs in New York State, which increased by approximately 36% to approximately $19 billion in 1994. Due to significant medical cost inflation, state governments are increasingly contracting with managed care companies, including HMOs, to provide health care services to their Medicaid recipients. In contracting with private managed care companies, Medicaid shifts most of the financial risk of health care service delivery to the HMO and allows the Medicaid program to benefit from the cost-efficiency practices of the managed care industry. Several states, including Connecticut, currently require and others, including New York (subject to federal approval), are considering mandating that all Medicaid beneficiaries enroll with managed care companies to receive medical services. Currently, only approximately 25% of the 2.6 million eligible Medicaid recipients in New
York State are enrolled in HMO plans.

     Medicare. Medicare is a federal government-sponsored entitlement program administered by the Health Care Financing Administration ("HCFA"), which provides health care coverage to approximately 33 million individuals primarily over 65 years of age. In 1994, Medicare accounted for approximately $162 billion, or 14.0%, of the total federal budget. Due to the aging of the population and medical cost inflation, it is estimated that government expenditures related to
Medicare will grow by approximately 10.4% per year, to approximately $265 billion by the year
2000. The federal government, through HCFA, has contracted with HMOs since 1985, and, currently, approximately 3.2 million Medicare beneficiaries are enrolled in HMOs, primarily pursuant to full-risk contracts. In contracting with HMOs pursuant to a full-risk contract, HCFA bases its payment rates on approximately 95% of the average Medicare medical costs by age, sex, county and institutional status. In addition to the approximately 5% cost savings, the financial risk and most of the administrative burden of health care service delivery are shifted to the HMO, and the administrative cost efficiency practices of managed care are integrated into the Medicare program.

     Recent consolidation of the industry has resulted in fewer
HMOs with larger membership
bases. Additionally, national enrollment in HMOs has steadily increased from approximately 10.2 million members in 1981 to approximately 51.1 million members in 1994.

Business Strategy

     WellCare's strategy has been to provide high quality, low cost HMO products and other managed care products and services. WCNY's membership has grown by approximately 250% since
1991 with the Company successfully increasing penetration in its core service area and expanding its service area, primarily into contiguous markets. WellCare believes it can continue to expand its HMO membership and deliver effective managed care by continuing to focus on the following strategies:

     Maintaining low premiums through containment of health care costs. The Company's success depends to a significant degree upon its ability to control health care costs. Primary care physicians are integral to health care cost containment as they control to a significant degree member utilization of hospitals, specialists and other health care providers. WellCare has worked to develop a network in which virtually all primary care physicians are paid on a capitation basis. WellCare directly capitates regional health care alliances (the "Alliances") and non-Alliance primary care physicians with a fixed monthly payment for each HMO member selecting an Alliance primary care physician or non-Alliance primary care physician, designed to cover the costs of substantially all health care services provided to the member, notwithstanding the amount of medical care rendered.
WellCare assists the primary care physicians in efficiently managing their practices by providing them with outcome studies, utilization and other statistical data, quality assurance reviews, and managed care educational programs. WellCare is committed to continuously improving its capitation and other fee arrangements and to facilitating optimal health care utilization in order to ensure high-quality, low-cost service. As part of this commitment, since 1994 WellCare has been capitating certain specialty services, including physical therapy and podiatry.

     Expanding service areas. WellCare traditionally has concentrated on expanding in secondary markets where price competition is less intense than in major metropolitan areas and where widespread name recognition is easier to achieve. The Company's ability to work closely with physicians, which it believes leads to more efficient cost containment, is well suited to secondary markets. Accordingly, WellCare will continue to focus on such contiguous markets as well as other growth areas, including certain primary markets. WCNY is currently approved to operate in 24 counties in New York State, including four of the five counties of New York City. Approval for expansion into Westchester County is anticipated to be received by the end of the third quarter of 1996. Additionally, WellCare expanded its HMO operations into Connecticut through WCCT.

     Providing members access to a broad range of quality physicians. WellCare recognizes that expansion and retention of its HMO membership is dependent to a significant degree upon providing access to a broad range of quality health care providers and intends to continue expanding as well as improving its health care provider network in its core service area and proposed areas for expansion.
The provider network of the WellCare HMOs currently consists of approximately 660 primary care physicians and 3,000 specialists, over 90% of whom are board-certified. WellCare's widespread name recognition in its core service area facilitates recruitment of participating physicians and, during 1995, approximately 140 additional primary care physicians and 900 specialists joined WellCare's network.
In 1995, approximately 92% of WellCare's members eligible for reenrollment elected to remain in the HMO, which WellCare believes is partly attributable to its broad range of quality physicians.

     Adding new benefit programs and initiating new products and services. In 1995, WellCare received approval from HCFA to offer a full-risk Medicare product in eight counties of WCNY's service area, and WCNY's Medicaid coverage program received regulatory approvals to expand into an additional six counties, including four counties in New York City. To meet the needs of employer groups and exploit new opportunities in managed care, WellCare is continuing to expand and initiate complementary managed care products and services. WellCare offers a broad PPO network to provide vision care, mental health, pharmacy and primary care benefit programs as stand-alone products. WellCare offers third party administrator services. WellCare also offers a point-of-service product for its HMO members.

     Making acquisitions and developing strategic partnerships.
In March, 1995, WellCare
acquired Managed Care Administrators, Inc. ("MCA") for a purchase price of $500,000 in cash and the assumption of certain liabilities. MCA is a company that engaged in managing a network of primary care physicians in New York City providing medical care to in excess of 6,750 Medicaid beneficiaries. WellCare has also entered into an agreement with the ExcelCare System, Inc., a New
York not-for-profit health care provider network organized by hospitals in Westchester and Putnam
Counties in New York and Fairfield County in Connecticut, to make its Westchester County provider network, including approximately 800 New York-based physicians and five hospitals, available to
WCNY. WellCare intends to continue to pursue ventures it believes will complement its existing products and/or markets.

     Investments in technology and infrastructure. WellCare believes that investments in technology and infrastructure are critical for future HMO membership growth. In 1995, WellCare established a new information center employing the latest technology and, in late 1994, implemented an IBM RISC System/6000 relational database system to provide enhanced reporting and analytical capabilities.

The WellCare HMOs

     The WellCare HMOs, provide comprehensive health care services to their members for a fixed monthly premium, plus a co-payment by the member to the physician for each office visit and a dispensing fee to the pharmacy for each prescription filled. The basic benefits a member receives consist of primary and specialty physician care, inpatient and outpatient hospital services, emergency and preventive health care, laboratory and radiology services, ambulance services, eye care, physical and rehabilitative therapy services, mental health care, and alcohol and substance abuse counseling.
For an increased monthly premium, members have the option to receive prescription drugs, and extended mental and vision care.

     WellCare arranges for the provision of other health care services by contracting with hospitals which are paid on a diagnostic related group ("DRG") basis under New York State law rather than by length of hospital stay (although New York HMOs are permitted to negotiate lower DRG or per diem rates with regulatory approval), and with other health care providers, generally on a discounted fee-for-service basis or, in the case of certain primary care and specialty services, on a capitated fee basis.

     Members are allowed to select any primary care physician or practice participating in the
WellCare HMO network and are allowed to switch from one primary care physician or practice to another within the network. All medical care received by the member, including specialist and hospital care, is coordinated by the primary care physician. Hospitalization for members requiring non-emergency treatment generally takes place in hospitals which either are under contract or have arrangements with the WellCare HMOs; emergency treatment may be obtained in any hospital.

     Premiums are generally fixed for a twelve-month period under contracts with each subscriber group. WellCare considers a variety of factors in determining HMO premiums, including anticipated health care utilization rates, projected medical expenses, community rating requirements (applicable in both New York and Connecticut) and competitive conditions.
Premiums are subject to state
regulation (See "Business - Government Regulation").

Membership

WellCare HMOs

     At December 31, 1995, the WellCare HMOs provided managed care services to approximately 100,000 members enrolled from approximately 2,500 employer groups. The five largest employer groups accounted for approximately 11% of total membership, with no one group accounting for more than 5% of such membership.

     The membership of the WellCare HMOs is comprised of the following:

     - Members enrolled through subscribing private or public sector employers or unions, and members unaffiliated with subscriber groups enrolling individually (collectively,
          "commercial members");
     - Recipients of public aid whose eligibility is determined by the New York State
          Department of Social Services ("Medicaid members");
     - Medicare beneficiaries covered under full-risk program ("Medicare beneficiaries");
          and
     - Medicare beneficiaries receiving HMO supplemental coverage ("Medicare supplement members").

     Presently, WCCT has received approval to offer coverage to only commercial members.

     When a subscriber group agrees to offer the WellCare HMOs to its employees, enrollment is voluntary by the individual, who must be accepted for enrollment regardless of health status.
Employers generally pay all or part of the monthly health care premiums for their employees, deducting the portion not so paid from the employee's salary. Upon leaving a subscriber group, an individual may elect to continue as an HMO member by paying a monthly premium.

     Individuals may be enrolled as Medicaid members in WCNY only if they are eligible recipients of public aid. Medicaid members are enrolled on an individual basis pursuant to agreements with county social services departments and approval by the New York State Department of Social
Services (the "DSS") and must be enrolled regardless of health status. Twenty-five percent of the premiums for Medicaid members is funded by the applicable county, 25% by the State of New York and the balance by the federal government. The agreements contain extensive provisions regarding the required medical services, are entered into annually and may be terminated by the county departments for cause or upon 90 days' notice in the event of unavailability of state funds to pay for continued services to Medicaid members. In the event the contracts are terminated or not renewed, the Company's operating results would be adversely affected.

     Effective September 1, 1995, HCFA awarded a full-risk Medicare contract to WCNY.
Medicare beneficiaries are enrolled pursuant to annual contracts with the federal government under which WCNY provides health care services. These contracts provide for the federal government to pay WCNY a fixed monthly premium per member equal to approximately 95% of the average medical costs by age, sex, county and institutional status. Premiums are subject to periodic unilateral revision by the federal government. The Medicare beneficiaries pay no monthly premiums or deductibles, although there are co-payments for office visits or prescriptions and there is an annual limit of $500 on prescription charges per member. Medicare members are able to disenroll for any reason at any time.

     Medicare supplement members may enroll in WCNY on a group basis through their present or past employers to supplement medical coverage received from Medicare. Under the supplemental coverage, in return for a fixed monthly premium, WellCare pays the cost of most medical services not covered by Medicare, provided the Medicare beneficiary uses the HMO provider network for such services, other than for emergency care.

Plans Managed by WellCare

     The following table reflects the growth in membership and employer groups for plans managed by WellCare during the five years ended December 31, 1995:


                                                 At December 31,

                              1991 1992 1993 1994 1995

Commercial Members (1)                  36,587    44,456    60,112
  71,119    78,910
Medicaid Members                     3,218     5,660     8,941
10,010    19,112
Medicare Members (2)                         626       801
1,147     1,365     2,032

Total Members                      40,431    50,917    70,200
82,494  100,054

Number of Employer Groups                 1,077     1,261
1,500     1,900      2,500




(1) Includes HMO commercial members and members enrolled under non-HMO specialty programs.
(2) Includes Medicare beneficiaries and Medicare supplement members.

Medical Cost Control

     The Company's success depends to a significant degree upon its ability to control health care costs. WellCare controls such costs through (I) capitation arrangements with the Alliances and with non-Alliance primary care physicians, (ii) discounted fee-for-service arrangements with specialists and other health care providers (other than hospitals which in New York State are paid on a DRG basis, although HMOs may negotiate lower DRG or per diem rates), (iii) capitation arrangements with providers of certain specialty services, (iv) health care utilization review programs, and (v) co-payments by members for office visits and other services. Notwithstanding such cost control measures, certain factors, such as regulatory changes, epidemics and natural disasters, which impact health care costs, are beyond the Company's control and may adversely affect its operations.

Physician Arrangements

     Prior to the fourth quarter of 1994, WCNY contracted directly with primary care physicians and specialists, with substantially all primary care physicians having been capitated with a fixed monthly payment for each HMO member selecting the physician. A portion of the monthly capitation fee was paid directly to the primary care physician, with the balance allocated to risk sharing accounts covering (I) payments to specialists and supplemental providers to whom the HMO members were referred by the primary care physician, (ii) outpatient referrals in excess of certain minimum amounts, inpatient hospital expenses, certain high risk medical conditions and pharmaceutical expenses, and
(iii) catastrophic events, in which WellCare shared the risk. Specialists were generally paid on a discounted fee-for-service basis. The Company believed its capitation arrangements held the primary care physicians individually accountable for all deficits in their respective risk-sharing accounts, although the Company for financial reporting purposes, expensed all deficits incurred until such deficits are reimbursed to the Company.

     Effective October 1, 1994, WCNY modified its arrangements with a majority of its primary care physicians and specialists by contracting with regional health care delivery networks (the
"Alliances") to provide health care services to the Plan's commercial and Medicaid members. Each
Alliance is a professional corporation that has contracted with individual primary care physicians and specialists to provide health care services. At inception, there were four Alliances with different equity owners; by December 31, 1995, the four Alliances were combined into two Alliances. The
Company's initial agreement with each of the Alliances for the period October 1, 1994 through
September 30, 1995, required payment to the Alliances based on a percentage of premium revenue for effected members. As part of this change in capitation arrangements, the risk-sharing accounts of Alliance primary care physicians who formerly had been capitated by WCNY were settled and outstanding deficits paid to WCNY in the fourth quarter of 1994, thereby reducing WCNY's medical expenses during such quarter. Effective October 1, 1995, the Company entered into a three year agreement with each of the Alliances at specified per member per month ("PMPM") rates, providing for increases of approximately 1% for the period October 1, 1995 through December 31, 1995;
approximately 6% effective January 1, 1996; approximately 1% effective January 1, 1997; and an additional 3% effective January 1, 1998. Such rates were established through arms-length negotiation with the Alliances.

     WCNY's multi-year contract with each Alliance provides the Alliance with a fixed monthly fee for each HMO member selecting a primary care physician affiliated with such Alliance, designed to cover the costs of all health care services provided to the HMO member. As an HMO, WCNY is able to negotiate favorable fees with certain hospitals and retains a portion of the Alliance's monthly capitation fee to process and pay all inpatient hospital and pharmacy fees, although the Alliance is ultimately responsible for such expenses.

     Each Alliance, in turn, capitates each Alliance primary care physician from the monthly payments received from WCNY with a fixed monthly payment for each HMO member designating them/his/her as their primary care provider, retaining and allocating the balance to a group risk pool for payment to specialists. Specialists are compensated on a fee-for-service basis by the Alliances which disperse payments to these specialists. To the extent the risk pools are insufficient to cover the specialists' fees, the amounts paid to the specialists as a group can be proportionately reduced, up to a maximum of 30%. To the extent the risk pools are still insufficient to cover the specialists' fee after the maximum reduction, a portion of the capitation payments to primary care physicians can be withheld to cover the specialists' fees after the reduction. Primary care physicians and specialists are furnished with periodic utilization reports and the Alliances' accounts are reconciled on a quarterly basis.

     WCNY is ultimately responsible for all medical care provided to its members notwithstanding its Alliance arrangements, and intends to remain integrally involved in assisting primary care physicians to efficiently manage their practices by providing them with outcome studies and other statistical data, quality assurance reviews, utilization and other managed care educational programs.

     At December 31, 1995, Alliance physicians provided medical care to in excess of 80% of WCNY's members; the balance are serviced by primary care physicians who are directly capitated by WCNY under the prior arrangement. WCNY also has individual contracts with substantially all physicians in the Alliances. However, there can be no assurance that physicians that join an existing or new Alliance will contract directly with WCNY, or that WCNY will be able to renew its three year contracts with the Alliances on terms it deems satisfactory.

     WCCT contracts directly with some of its physician network.
A significant number of all
primary care physicians and specialists are contracted through an IPA or a PHO mechanism that contracts directly with WCCT.

Hospital and Other Provider Arrangements

     Third party reimbursement for most inpatient hospital care in New York State is currently required to be paid on a diagnostic related group (DRG) basis, pursuant to which hospital charges established by the State are based on the diagnosis of the patient's condition, generally notwithstanding the length of hospitalization. New York HMOs have been permitted, subject to regulatory approval, to negotiate lower DRG or per diem rates with hospitals. To the extent DRG rates apply, a member's length of hospital stay does not affect WCNY's costs and hospital costs can best be controlled through controlling hospital admissions and the utilization of the most effective treatment methods. Reimbursement for hospital care in Connecticut is generally based on a per diem system. When a per diem contract is in effect, utilization management monitored by the case management function reduces medical costs to WellCare by minimizing the length of hospital stay as well as maximizing the utilization of the most effective treatment methods. WellCare currently contracts with 50 hospitals and has arrangements with 13 additional hospitals. Pursuant to the contracts, the hospital is paid for all authorized inpatient and outpatient services and all emergency room services provided to WellCare's members. In addition, WellCare requires the hospital to participate in utilization review and quality assurance programs. WellCare's contracts with hospitals are terminable upon 120 days' prior notice by either party.

     In order to obtain high quality services at cost-effective rates, WCNY has contracted with other providers for, among other things, mental health, diagnostic services, physical therapy, outpatient surgery, laboratory services and home health care, on either a capitated or negotiated fee basis. The Company also has individual contracts with approximately 330 pharmacies principally in its core service area.

Utilization Review

     Utilization of health care services by members and physicians is monitored under WellCare's health care utilization review programs. In cases of excessive utilization, WellCare counsels the member with respect to possible unnecessary or duplicate services or medications. In addition, under the direction of local physicians, health care service utilization data are analyzed and, through periodic meetings with physicians, the Company identifies areas in which the physician's utilization rates differ significantly from the rates of other physicians and suggests methods for improvement.

Educational Programs

     WellCare believes that educating its members and health care providers with respect to health care is a critical component in health care cost containment and periodically sponsors programs on health care. In addition, WellCare maintains a videotape library that it makes available to its primary care physicians for viewing by HMO members to acquaint them with treatment protocols and other medical information. The Company's bimonthly newsletter to its members contains, among other items, information on preventive health care.

     WellCare, through WellCare University (a division of WellCare) is establishing classroom facilities at its headquarters to conduct seminars and other educational programs for physicians constituting part of its network. WellCare University also conducts a number of ongoing studies related to the managed care industry. WellCare also publishes newsletters which it distributes to its physicians and supplemental health care providers, and sponsors and arranges conferences, lectures and symposiums for physicians on different aspects of physician treatment as well as the conduct and benefits of managed care programs.

Quality of Care Programs

     WellCare's quality of care programs, consisting of quality of care audits, periodic peer reviews and outcome studies, assist the Company in controlling costs by identifying cost-effective treatment procedures (See "Business-Quality Assurance").

Co-Payments

     To promote member participation in controlling health care costs, the WellCare HMOs require co-payments by its members for office visits and other services. These co-payments are made by the member directly to the physician or other provider and range from $3 to $15 for office visits, and $25 or $35 for emergency room treatment. WCCT is additionally approved for a $20 co-payment for office visits and a $50 co-payment for emergency room treatment. Certain plans also require members to pay deductibles for inpatient hospital services.

Other Products and Services

     The Company has initiated services both independent of and supplemental to its HMO benefit programs.

Specialty Care Benefit Programs

     WellCare offers prescription drug, dental and expanded vision and other specialty care benefit programs as stand-alone products to self-insured employer and other groups through its third party claims administrator ("TPA") services.

     The Company provides TPA services independently and as part of its specialty care benefit programs offered to employer and other groups. In addition, WellCare has established a "PPO" network, using principally its HMO provider network, to provide vision care and pharmacy benefit programs as stand-alone products for self-insured employer and other groups.

Point-of-Service Product

     WCNY offers a point-of-service ("POS") product to its members, allowing them to select providers outside WCNY's provider network. When a member uses a POS product, the member is required to make a higher co-payment and is subject to pay a higher deductible.

Physician Practice Management

     Through June 30, 1995, WellCare, through its wholly-owned subsidiary WellCare Medical
Management, Inc. ("WCMM"), performed management and administrative services for physician practices. In June 1995, WellCare sold WCMM to a newly formed entity. (See Management's
Discussion and Analysis of Financial Condition and Results of Operations - Sale of WellCare Medical
Management, Inc.)

Marketing

     WellCare's internal marketing staff consists of 49 sales representatives, 26 of whom market
WellCare's benefit plans to commercial groups, 8 to Medicaid recipients, 13 Medicare beneficiaries and 2 who market WellCare's specialty benefits plans an other products and services. The Company also utilizes independent brokers for referrals.

     Marketing to commercial groups is generally a two-step process in which presentations are made to the employer and then to the individual employees if the Company's benefit plan is selected.
During a designated period (usually one month annually), employees select their desired health coverage. New employees, however, make their choice when employment commences. The marketing process is continuous as contracts with employers are renewable annually, employees are permitted to change plans annually and employer groups experience employee turnover.

     Marketing the Company's Medicaid program is more complicated since the names of public aid recipients generally are not disclosed by the DSS. The Company actively solicits public aid recipients by sending its sales representatives directly to welfare offices, churches and community centers to make direct contact with eligible Medicaid recipients.

     Marketing of the Company's full-risk Medicare program involves a labor intensive one-on-one process. Marketing efforts focus on informational presentations/seminars, community outreach programs and telemarketing activities.

     WellCare markets its supplemental coverage plan for Medicare beneficiaries through existing employer groups who provide continued benefit programs to retirees, accompanied by on-site meetings and direct mailings to such retirees.

Quality Assurance

     WellCare requires all physicians in its provider network to participate in its quality assurance and utilization review programs. In 1995, WellCare received One-Year Accreditation from the
National Committee of Quality Assurance. WellCare's quality assurance program is designed not only to maintain but to continually improve the delivery of proper medical care and includes:

     -    Quality of care audits, which identify issues affecting
HMO members, including
          physician availability, physician treatment patterns and the structure and content of medical records;

     - Periodic peer reviews, which evaluate the quality and appropriateness of medical care provided by a particular physician and review, among other things, diagnoses, tests, prescription drug usage and the utilization level of the physician by the HMO members;

     - Utilization reviews and outcome studies, which evaluate statistical information with respect to services used by members and prescribed by participating physicians and include such topics as preventive care services, prescription drugs, physician visits, emergency room use, hospital admissions and referrals made by primary care physicians to specialists; and

     - A physician committee infrastructure to oversee medical policy and the quality assurance program.

     The quality assurance program utilizes computerized claims information and medical records which are maintained by the physicians and to which WCNY has access. In addition, participating hospitals maintain quality assurance programs which may provide information to WellCare. As required by state law, WellCare has established a grievance procedure for HMO members and providers to formally register complaints with the Company. These complaints are then investigated and resolved pursuant to the grievance procedure established by the Company.

Competition

     The managed care industry is highly competitive principally on the basis of price, the size and quality of the provider network, benefits provided and quality of service. Although WCNY is a dominant HMO in the Hudson River Valley region of its service area, it has expanded or is in the process of expanding into new geographic areas, including New York City, Westchester County and
Connecticut, where there are other HMOs which have more members and greater financial resources than the Company. The Company also competes with commercial health insurance companies and not-for-profit health service plans, including Blue Cross and Blue Shield.

Management Information System

     The control of health care cost and the tracking and timely processing of claims are critical to the Company's operations. The AMISYS management information system utilized by WellCare and widely used in the HMO industry provides detailed information by employer groups, providers and hospitals, and expense data relating to membership. This information is used to identify utilization patterns and potential areas for cost savings. Additionally, the IBM RISC System/6000 relational database system, implemented in late 1994, provides WellCare with significantly enhanced reporting and analytical capabilities. WellCare believes its management information systems, with planned enhancements, can accommodate its anticipated growth for the foreseeable future.

Government Regulation

State Regulation

     The WellCare HMOs are subject to extensive state regulation. Applicable state statutes and regulations require the WellCare HMOs to file periodic reports with the relevant state agencies, and contain requirements relating to the operation of their HMOs, the rates and benefits applicable to their products and their financial condition and practices. In addition, state regulations require the
WellCare HMOs to maintain restricted cash or available cash reserves, net worth positions and restrict their abilities to make dividend payments, loans or other transfers of cash to the Company.
State regulatory authorities exercise oversight regarding the provider networks, medical care delivery and quality assurance programs, contract forms and financial condition of the WellCare HMOs. The
WellCare HMOs are also subject to periodic examination by the relevant state regulatory authorities.

     Applicable New York statutes and regulations require the prior approval of the New York
Commissioner of Health and the New York Superintendent of Insurance for any change of control of WCNY or the Company. A similar law in Connecticut requires the approval of the Insurance
Commissioner of Connecticut for any change in control of the Company or WCCT. Prior approval would be required for any person to acquire the power to vote 10% or more of the combined voting power of the Class A Common Stock and Common Stock of the Company. Under New York law, transactions between a holding company and a controlled HMO must be fair and equitable. Any transaction that involves five percent or more of WCNY's assets requires notice to the Commissioner and the Superintendent, and any transaction that involves 10% or more of WCNY's assets requires prior approval.

     New York State has required all third party payors to pay hospitals for most inpatient hospital charges on a DRG basis, that is, the rates have been fixed by the State according to a predetermined schedule based on the diagnosis and not the length of stay. HMOs, subject to regulatory approval, have been permitted to negotiate lower DRG or per diem rates. Certain surcharges are applicable to the established DRG rates in New York for individuals covered by commercial indemnity insurers and self-funded groups. WCNY is not currently subject to any surcharge on the DRG rates due to a statutory exception for HMO members and an exception based on its participation in the Medicaid programs. In April 1995, the United States Supreme Court upheld New York State's practice of imposing surcharges on the DRG rates. However, the current legislation mandating the DRG basis is scheduled to sunset in the near future. Hospital charges in Connecticut are based on a per diem per patient system rather than a DRG system. Eligible HMOs are permitted to directly negotiate for a different rate and method of reimbursement with a Connecticut hospital.

     WellCare's TPA services and PPO (in New York State) currently are not subject to state regulation, but there can be no assurance that this status will continue. Connecticut regulations require PPOs to make certain notification filings.

Federal Regulation

     The WellCare HMOs are not federally qualified and neither they nor WellCare's managed health care operations currently are subject to federal regulation other than those operations relating to Medicaid and Medicare products.

     The Company's full-risk Medicare product is subject to regulation by HCFA, a branch of the United States Department of Health and Human Services. Enrollment under a full-risk Medicare program cannot exceed 50% of an HMO's total members. Such regulation covers, among other things, quality of care, limitations on enrollment and compliance with requirements established by peer review organizations contracting with HCFA.

     The Company's Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program.

     Discussions are being held at the federal level as to possible reductions in federal funding for Medicaid and Medicare, which would have a material adverse effect on the Company's expansion program.

Recent Regulatory Developments

     With the failure of Congress to enact any significant health care reform legislation, the legislatures in many states, including New York and Connecticut, are considering several programs.
There is current legislation to enhance consumer protection in many states. Comprehensive consumer legislation is pending before the New York State Legislature. Recently, the State of New York revised its regulations with respect to IPA's. Prior to this amendment being passed, an IPA could only contract with one payor. Due to the passage of this legislation, an IPA can contract with multiple HMOs. Another issue pending in state legislatures is "any willing provider" legislation. So-called "any willing provider" initiatives would require an HMO, such as the WellCare HMOs, to allow any physician meeting its credentialing criteria to join its health care provider network regardless of geographic need, hospital admitting privileges and similar factors. In addition, unitary drug pricing and the movement of Medicaid programs to managed care are also being considered in the legislatures of New York. Finally, the current legislation mandating the DRG basis for inpatient hospital charges is scheduled to sunset in the near future. New York State submitted an application to HCFA in March 1995 for a demonstration waiver. This demonstration waiver would allow New
York State to mandate managed care for 3.2 million Medicaid beneficiaries by September 1998.
Connecticut has already passed legislation moving its Medicaid programs to managed care.


ITEM 2.   PROPERTIES

     WellCare's executive offices are located in two adjacent buildings, at Hurley Avenue
Extension, Kingston, New York, and the Company has offices in three other buildings in Kingston.
It owns these buildings through its wholly-owned subsidiary, WellCare Development, Inc. These buildings have a combined space of approximately 75,200 square feet. Also approximately 2,700 square feet of this space has been converted to office suites and is leased to health care providers at an annual rental of approximately $49,100. The Company also leases approximately 10,000 square feet in Newburgh, New York, 3,100 square feet in Albany, New York, 750 square feet in Nyack,
New York, 1,250 square feet in Binghamton, New York, and in 1995, began leasing 10,000 square feet in New York City, New York at annual rentals of approximately $243,100, $48,800, $23,100,
$15,000, $180,000, respectively. The Company also subleases 4,100 square feet in Newburgh, New
York and 2,100 square feet in Kingston, New York to health care providers at annual rentals of approximately $109,900 and $32,600, respectively.

     In 1994, the Company, through WellCare Development, Inc., purchased four buildings. Three of the four buildings are located in Kingston, New York and the fourth is located in Saugerties, New
York. The buildings located in Kingston, New York provide approximately 40,200 square feet of office space utilized by the Company's communication, information and member services divisions.
The building located in Saugerties, New York provides approximately 10,000 square feet and has been converted into office suites leased to health care providers and a laboratory at annual rentals of approximately $111,500, $31,400 and $9,000, respectively.


ITEM 3.   LEGAL PROCEEDINGS

Class Action Litigation

     Between April 1, 1996 and May 14, 1996, the Company as well as two of its officers who also are directors were named as defendants in eight separate purported class actions filed in the United States District Courts for the Northern and Southern Districts of New York. The complaints in these actions are virtually the same, alleging the defendants violated the federal securities laws by making alleged materially false and misleading statements, or withholding information, which artificially inflated the market price of the Company's common stock and caused investors to act in their detriment. A ninth suit filed during the same period names as defendants the same parties; as well as three additional directors, two of whom also are officers.
Because these actions have only recently been filed, discovery has not yet begun. Most early litigation activity will involve plaintiffs' counsel's attempts to achieve consolidation and support the existence and viability of a class. Accordingly, management is unable to predict the likelihood of its success on the merits of these cases but has instructed counsel to defend vigorously. The
Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock
Market, Inc. ("Nasdaq")
under the symbol "WELLE." The following table sets forth the closing high and low sale prices for the Common Stock for each quarter of the last two calendar years.
There is no trading market for
the Company's Class A Common Stock.



                                             High      Low
  1994
First Quarter
$ 30
$ 19.5


Second Quarter
25
14 3/4


Third Quarter
22 1/4
15.5


Fourth Quarter
27 3/4
20 3/4


1995




First Quarter
$ 38
$ 24


Second Quarter
 37
19 7/8


Third Quarter
24 3/4
19


Fourth Quarter
26
20 1/4



     On May 2, 1996, the Company was informed by the staff of Nasdaq of the intention to de-list the Company's stock due to the Company's failure to file the Company's Form 10-K for the period ending December 31, 1995, on a timely basis. The Company was granted a hearing before the
Nasdaq Listing Qualifications Panel (the "Panel") to review the circumstances surrounding the
Company's failure to timely file. On May 22, 1996, the Company received a determination from the
Panel that the Company would continue to be listed on Nasdaq as long as the Company filed its Form
10-K and 10-Q for the periods ending December 31, 1995, and March 31, 1996, respectively, by May
31, 1996.

     On May 1, 1996, there were approximately 224 and 30 holders of record of the Company's
Common Stock and Class A Common Stock, respectively, which did not include beneficial owners of shares registered in nominee or street name.

     WellCare has not paid cash dividends on its capital stock and does not anticipate paying any cash dividends on its Common Stock or Class A Common Stock in the foreseeable future (See
"Business Government Regulation" for restrictions on the payment of dividends by the WellCare
HMOs, wholly-owned subsidiaries of the Company).


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein. It should be noted that the selected financial data for the year ended December 31, 1994 has been restated (See
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Prior
Period Restatement").

Statement of Operations Data:
(in thousands, except per share data)

                                                 Years Ended
December 31,



1995
1994(1)
1993(2)
1992
1991


    Revenue:








    Premiums earned. . . . . . . . . . . . . . . . . . . . . . . .
 . . .
$144,518
$120,411
$72,905
$38,692
$25,317


    Interest and other income. . . . . . . . . . . . . . . . . . .
 . . .
8,349
2,171
3,417
2,880
1,913















    Total revenue. . . . . . . . . . . . . . . . . . . . . . . . .
 . . .

$152,867
122,582
76,322
41,572
27,230















    Expenses:







    Medical expenses . . . . . . . . . . . . . . . . . . . . . . .
 . . .
115,560
98,411
58,471
31,587
25,271


    General and administrative expenses. . . . . . . . . . . . . .
 . . .
30,279
15,599
9,641
6,168
3,348


    Depreciation and amortization expenses . . . . . . . . . . . .
 . . .
2,292
1,611
761
549
335


    Interest and other expenses. . . . . . . . . . . . . . . . . .
 . . .
1,947
   1,099
     1,331
        906
734















    Total expenses . . . . . . . . . . . . . . . . . . . . . . . .
 . . .
150,078
116,720
70,204
39,210
29,688































    Income (loss) before income taxes, extraordinary credit and cumulative effect of a change in accounting principle . . . .
 . . .
2,789
5,862
6,118
2,362
(2,458)


    Provision for income taxes . . . . . . . . . . . . . . . . . .
 . . .
1,116
2,403
2,533
1,010
59















    Income (loss) before extraordinary credit and cumulative
effect
     of a change in accounting principle . . . . . . . . . . . . .
 . . .
1,673
3,459
3,585
1,352

(2,517)










    Extraordinary credit: Utilization of tax loss carry forward. .
 . . .


- - -
863
- - -


    Cumulative effect of a change in accounting principle:
     Accounting for income taxes . . . . . . . . . . . . . . . . .
 . . .
- - -
- - -
1,063

















    Net income (loss). . . . . . . . . . . . . . . . . . . . . . .
 . . .
$1,673
$3,459
$4,648
$2,215
$(2,517)





















    Earnings (loss) per share:







    Income (loss) before extraordinary credit and cumulative
     effect of a change in accounting principle. . . . . . . . . .
 . . .
$0.27
$.056
$0.72
$0.32
$(0.71)


    Extraordinary credit . . . . . . . . . . . . . . . . . . . . .
 . . .


- - -
0.20
- - -


    Cumulative effect of a change in accounting principle. . . . .
 . . .
- - -
- - -
0.21

















    Net income (loss). . . . . . . . . . . . . . . . . . . . . . .
 . . .
$0.27
$.056
$0.93
$0.52
$(0.71)





















    Weighted average shares outstanding. . . . . . . . . . . . . .
 . . .
6,250
6,226
5,022
4,257
3,565

___________

Balance Sheet Data:
(in thousands)
                                              Years Ended December
31,





1995

1994

1993

1992

1991


    Working capital (deficiency) . . . . . . . . . . . . . . . . .
 . . .

$12,733
$4,776
$9,582
$(4,873)
$(4,978)


    Total assets . . . . . . . . . . . . . . . . . . . . . . . . .
 . . .

72,011
57,793
49,947
16,299
11,449


    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .
 . . .

19,209
6,336
5,982
5,152
5,780


    Total liabilities. . . . . . . . . . . . . . . . . . . . . . .
 . . .

40,207
28,486
23,850
15,862
13,825


    Shareholders' equity (deficit) (3) . . . . . . . . . . . . . .
 . . .

31,804
29,307
26,097
400
(2,484)

___________

(1)  Restated
(2)  During 1993, the Company acquired Mid-Hudson Health Plan,
Inc.  See Note 3 of the "Notes to Consolidated Financial
     Statements".
(3) In 1992 and 1991, after deducting minority interest in subsidiary.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the Consolidated
Financial Statements and notes thereto included elsewhere herein.


General Overview

     WellCare's principal source of revenue is premiums earned from the WellCare HMOs, while interest and other income consists of management and administrative fees, contributions, interest and investment income, reimbursements from certain third party insurers, rental income and miscellaneous service income. Premium revenues represent in excess of 94% of the Company's total revenue for the years ended December 31, 1995, 1994 and 1993 and have grown substantially since the
Company's inception as a result of increases in both HMO membership and premium rates.

     Medical expenses consist of the hospital charges, physician fees and related health care costs for its members. Medical expenses also include estimates of medical expenses incurred but not yet reported ("IBNR") to the Company, based on a number of factors, including hospital admission data and prior claims experience; adjustments, if necessary, are made to medical expenses in the period the actual claims costs are ultimately determined. The Company believes the IBNR estimates in the Consolidated Financial Statements are adequate; however, there can be no assurance that actual health care claims costs will not exceed such estimates.

     The Company seeks to control medical expenses through capitation arrangements with the
Alliances and with non-Alliance primary care physicians, and through its quality assurance programs, utilization review and educational programs on effective managed care for its providers.

     Prior to the fourth quarter of 1994, WellCare contracted directly with primary care physicians and specialists, capitating substantially all primary care physicians with a fixed monthly payment for each HMO member selecting the physician, with a portion allocated to risk-sharing accounts.
Effective October 1, 1994, WCNY changed its capitation arrangements from capitating primary case physicians with attendant risk-sharing to capitating newly-established regional health care delivery networks (the "Alliances") comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at a deficit since inception and have recently instituted measures to reduce these deficits and achieve profitability. The Alliances could request additional funding from the Company, although management does not believe that such additional funding should be required and does not intend to agree to such additional funding if requested (See Note 17 a of "Notes to Consolidated Financial Statements" and "Business - Medical Cost Control - Physician
Arrangements").

     The Company's results of operations depend in large part on accurately predicting and effectively managing medical costs and other operating expenses.
A variety of factors and risks,
including competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors (including Medicare, whereby such reductions may cause providers to seek higher payments from private payors), major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, may in the future affect the Company's ability to control its medical costs and other operating expenses. Governmental action (including downward adjustments to premium rates requested by the Company, which could result in adjusted rates lower than premium rates then in effect) or business conditions (including intensification of competition and the other factors described above) could result in premium revenues not increasing to offset increases in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, suspension or termination of contracts to provide health coverage for governmental entities or other significant customers would also negatively impact the Company. Due to these factors and risks, no assurance can be given with respect to the Company's premium levels or its ability to control its medical costs.

     Legislative and regulatory proposals have been made at the federal and state government levels related to the health care system, including but not limited to limitations on managed care organizations (including benefit mandates) and reform of the Medicare and Medicaid programs. Such legislative or regulatory action could have the effect of reducing the premiums paid to the Company by governmental programs or increasing the Company's medical costs. Specifically, pending federal budgetary action could reduce the premiums payable to the Company under the Medicare program as compared to previously announced levels; other pending legislation could have the result of reducing the premiums payable to the Company under state Medicaid programs. The Company is unable to predict the specific content of any legislation, action or regulation that may be enacted or when any such legislation or regulation will be adopted. Therefore, the Company cannot predict the effect of such legislation, action or regulation on the Company's business.

Prior Period Restatement

     In the second quarter of 1994, two entities which were predecessors to the Alliances (See
Notes 1a and 17 of "Notes to Consolidated Financial Statements") made payments of approximately
$2,879,000 to providers in connection with the close out of the 1993 group risk accounts and to resolve certain disputed amounts between the Company and certain providers, which payments might otherwise have been made by the Company. Additionally, these entities paid approximately
$1,833,000 directly to the Company in payment of 1993 provider deficits which would otherwise have been due to the Company directly from the providers. As originally reported in its 1994 financial statements, the Company recorded the $1,833,000 received as a reduction of medical expense, and the Company did not record as medical expense, the $2,879,000 paid directly to the providers by these entities.

     In March 1996, accounting personnel of the Company were informed that Mr. Edward A.
Ullmann, then Chairman of the Board, Chief Executive Officer and President of the Company, (Mr.
Ullmann resigned as Chairman and Chief Executive Officer on April 30, 1996), personally had guaranteed in his individual capacity two loans, each in the amount of $2,700,000, made by banks to these two entities, the proceeds of which were used to fund the aggregate payments of approximately
$4,712,000 referred to above. After a review of the relevant circumstances, the Company elected to restate its 1994 financial statements by recording an additional $4,712,000 in medical expense and establishing an additional medical expense accrual. Since there are no specific amounts payable by the Company as a result of these transactions, the additional medical expense accrual will be accounted for as an offset to medical expense in future periods as these bank loans are paid down.
A reduction of medical expense of approximately $1,738,000 was recorded in 1995 as a result of the reductions in the amounts of these bank loans.


Results of Operations

     The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the years indicated:


                                         Year Ended December 31,

                                   1995      1994      1993
                                                  (Restated)
Statement of Operations Data:

Revenue:
     Premiums earned                           94.5%
98.2%          95.5%
     Interest and other income                        5.5
 1.8            4.5
          Total revenue                           100.0
100.0          100.0
Expenses:
     Hospital services                         20.0           19.2
         21.5
     Physician services                   51.1                53.6
         53.4
     Other medical services                      4.5
 7.5            1.7
          Total medical expenses               75.6
80.3           76.6
     General and administrative                     19.8
    12.7           12.6
     Depreciation and amortization               1.5
1.3            1.0
     Interest and other expenses                      1.3
 0.9            1.8
          Total expenses                  98.2                95.2
         92.0

Income before income taxes and cumulative
      effect of a change in accounting principle           1.8
           4.8            8.0
Provision for income taxes                            0.7
      2.0            3.3

Income before cumulative effect of a change in
     accounting principle                        1.1
2.8            4.7
Cumulative effect of a change in
     accounting principle                         ---
- - ---           1.4
Net income                                  1.1 %          2.8 %
      6.1 %
                                     ===             ===
===
Statistical Data:

HMO member months enrollment                    1,046,559
        918,542             596,281
Medical loss ratio (1)                         80.0 %    81.7 %
    80.2 %
Administrative ratio (2)                       19.8 %    12.7 %
    12.6 %


(1) Medical expenses as a percentage of premiums earned; reflects the combined rates for commercial, Medicaid, full-risk Medicare and Medicare supplemental members.
(2) General and administrative ratio as percentage of total revenue.

Year Ended December 31, 1995 Compared to Year Ended December 31,
1994 (Restated)

     Premiums earned in 1995 increased 20.0%, or $24.1 million, to $144.5 million from $120.4 million in 1994, attributable to increases in HMO membership and in premium rates. Total member months increased 13.9% in 1995 to 1,046,559, accounting for $16.9 million of the increase in premiums earned. Premium rates increased 6.4% and .7% for commercial and Medicaid members, respectively and including the premium rates earned for full-risk Medicare members resulted in a
5.4% total weighted average increase and accounted for the $7.2 million balance of the increase in premiums earned.

     Interest and other income increased 284.6%, or $6.2 million, to $8.3 million in 1995 due to increases in WellCare University revenues, management fees, insurance reimbursements and rental income.

     Medical expenses increased 17.4%, or $17.1 million, to $115.6 million in 1995 representing a 3.1% increase on a per member per month basis, but decreased as a percentage of premiums earned
(the "medical loss ratio") from 81.7% in 1994 to 80.0% in 1995. The decrease in the medical loss ratio resulted, in part, from a 5.4% weighted average increase in premium rates. As a result of a prior period restatement, medical expenses in 1994 were increased $4.7 million with a corresponding reduction to medical expenses in 1995 in the amount of $1.7 million.

     General and administrative ("G&A") expenses increased 94.1%, or $14.7 million, to $30.3 million in 1995, and increased as a percentage of total revenue from 12.7% in 1994 to 19.8% in 1995.
The increase in G&A expenses resulted primarily from the reserve established for the note and other receivables due from the buyer of WellCare Medical Management, Inc. (See Note 5 of "Notes to
Consolidated Financial Statements"), increased staffing related to service area and product line expansion, non-payroll (contracted) services, marketing and tele-communications related activities, and an increase in the doubtful account reserve for trade accounts receivable.

     Depreciation and amortization by approximately $700,000 to $2.3 million in 1995 as a result of amortization of preoperational costs associated with service area and product line expansions.

Year Ended December 31, 1994 (Restated) Compared to Year Ended
December 31, 1993

     Premiums earned in 1994 increased 65.2% to $120.4 million from $72.9 million in 1993, attributable to increases in HMO membership and in premium rates. Total member months increased by 54.0% in 1994 to 918,542, of which approximately 22.6% was attributable to a full year of membership for members transferred by Mid-Hudson Health Plan, ("Mid-Hudson") to WCNY, as compared to less than full year of membership in 1993, accounting for $39.4 million of the $47.5 million increase in premiums earned. Premium rates increased 7.6% and 5.6% for commercial and
Medicaid members, respectively, accounting for the $8.1 million balance of the increase in premiums earned.

     With respect to other income, income from affiliates decreased by $1.2 million, or 85.6%, in 1994 from 1993, principally, as a result of the acquisition of Mid-Hudson on December 30, 1993, and the resultant cessation of management fee revenues from Mid-Hudson. Interest and investment income increased by $.4 million, or 100.0%, from $.4 million in 1993 to $.8 million in 1994 due primarily from the investment to the net proceeds generated from the initial public offering of the Company's Common Stock in August 1993.

     Medical expenses increased 68.3% to $98.4 million in 1994 from $58.5 million in 1993, representing a 9.3% increase on a per member per month basis and an increase in the medical loss ratio to 81.7% in 1994 from 80.2% in 1993. As a result of a prior period restatement, medical expenses in 1994 were increased $4.7 million.

     General and administrative (G&A) expenses increased 61.8% to $15.6 million in 1994 from
$9.6 million in 1993, and increased slightly as a percentage of total revenue to 12.7% in 1994 from 12.6% in 1993. The increase in G & A expenses resulted primarily from increased marketing efforts and increased staffing to accommodate the growth of the Company's business, enhancement of information systems and physician recruitment activities.

     Depreciation and amortization increased by $.9 million, or 111.7%, in 1994 from 1993 as a result of amortization of the goodwill originating from the purchase of the assets and liabilities of Mid-Hudson and depreciation associated with increased levels of capital expenditures.

     Approximately $1.1 million of the net income for 1993 was attributable to the cumulative effect of the Company's adoption of Financial Accounting Standards Board Statement No. 109
"Accounting for Income Taxes" effective January 1, 1993 (See Note
12 of "Notes to Consolidated
Financial Statements").

Liquidity and Capital Resources

     On January 19, 1996, the Company announced the completion of a private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December
31, 2002, with The 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman
& Co. The Company has utilized a part of the net proceeds of this private placement to retire a portion of the Company's debt. The Company anticipates utilizing the balance of the proceeds for general corporate purposes as well as a potential replacement for the Company's credit line. As of May 14, 1996, the Company was in negotiations with the holder of this Note to amend certain terms, including the conversion price (See "Certain Relationships and Related Transactions").

     The Company's requirements for working capital are principally for funding geographic and product expansion for HMO operations, maintaining necessary regulatory reserves, potential acquisitions and strategic partnerships and marketing and product expansion of other managed care operations.

     Net cash used by operating activities in 1995 was approximately $9.3 million compared to net cash provided by operating activities in 1994 of approximately $1.0 million. The use of cash by operating activities in 1995 was due primarily to increases of $6.5 million and $3.6 million in trade and other receivables, respectively. The increase in trade receivables is attributable, for the most part, to a $5.6 million increase in amounts due from New York State related to premiums for Medicaid recipients; payment for substantially all of which has been received to date. The increase in other receivables is primarily due to receivables associated with contributions made on behalf of WellCare
University. Cash used for capital expenditures was approximately $1.6 million during 1995 primarily used for expanding and upgrading the Company's information systems.
     New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of premiums earned limited, in total, to a maximum of 5% of premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At December 31, 1995, WellCare had required cash reserves of $8.2 million and a contingent reserve of $4.4 million which was fully offset by the cash reserve. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve would be required to be maintained.

     At December 31, 1995, the Company had working capital of $12.7 million, excluding the $8.2 million cash reserve required by New York State which is classified as a non-current asset, compared to working capital of $4.7 million, excluding the $6.6 million cash reserve, at December 31, 1994;
the increase was attributable primarily to borrowing on the line-of-credit which is classified as a long-term liability. The Company believes that the net proceeds from the Note referred to above, together with cash on hand, cash generated from operations and available borrowing will be sufficient to meet the Company's capital requirements for in excess of twelve months.

     In June 1995, Key Bank of New York increased the limit on an unsecured working capital line-of-credit to $15.0 million, $6.1 million of which was outstanding at May 14, 1996. The line expires on May 31, 1997. In response to the Company's late filing of its Annual Report on Form 10-K with the Securities and Exchange Commission, during April 1996 Key Bank froze all borrowing under the Company's $15.0 million revolving line of credit pending submission of the Company's audited financial statements. In addition, Key Bank granted the Company a waiver of any and all financial covenants for the period ending December 31, 1995 and March 31, 1996. The Company is in the process of retiring a portion of the outstanding line and renegotiating the line-of-credit with
Key Bank. It is anticipated that the new terms will be finalized prior to June 30, 1996, (See Notes
11 and 21 of "Notes to Consolidated Financial Statements").

     At December 31, 1995, none of the original $2.44 million purchase price for Mid-Hudson was outstanding. This note was paid in two installments of $500,000 plus accrued interest of 6% per annum on June 30, 1995 and December 31, 1995, respectively (See
Note 3 of "Notes to Consolidated
Financial Statements").

     At December 31, 1995, the Company had total mortgage indebtedness of $6.1 million outstanding on four of its office buildings, of which approximately $800,000 is due February 1, 1999, approximately $4.5 million balance on January 1, 2000 and approximately $800,000 is due March 1, 2000. In February 1996, the Company incurred additional mortgage indebtedness of $335,000 due
March 1, 2001.

     Between April 1, 1996, and May 14, 1996, the Company, as well as two of its officers who also are directors, were named as defendants in eight separate purported class actions filed in the United States District Courts for the Northern and Southern Districts of New York. The complaints in these actions are virtually the same, alleging the defendants violated the federal securities laws.
A ninth suit filed during the same period names as defendants the same parties, as well as three additional directors, two of whom are officers. Management is unable to predict the likelihood of its success on the merits of these cases, but has instructed counsel to defend vigorously. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

Sale of WellCare Medical Management, Inc.

     In June 1995, the Company contributed approximately $5.1 million of its then wholly-owned subsidiary, WellCare Medical Management, Inc. ("WCMM") which was engaged in managing physician practices, and then sold WCMM for cash of $.6 million and note receivable of $5.1 million.
A gain of approximately $144,000 was deferred pending the repayment of the note. The buyer
("Buyer") was newly formed to acquire WCMM and, as of May 14, 1996, approximately 11% of the
Buyer's equity was directly or indirectly held by current or recent directors, officers or employees of WellCare. The Buyer is in the business of managing medical practices and providing related consultative services. The Buyer has entered into agreements to manage the Alliances (See Notes
1a, 2 and 17 of "Notes to Consolidated Financial Statements"). The Company has a five year option to acquire the Buyer at any time at a price determined by a formula based on the Buyer's results of operations. The Company is in the process of renegotiating the terms of this option.

     The note receivable bears interest at a rate equal to prime plus 2% (10.5% at December 31,
1995) with interest payable monthly through July 31, 1996 and, thereafter, principal and interest monthly through July 31, 2000. All required interest through December 31, 1995 has been paid. The
Buyer is seeking additional financing, and is contractually obligated to pay the note receivable from such proceeds. Through May 14, 1996 such financing has not taken place. In view of the Buyer's operating losses and advances to the Alliances, the Company has obtained from certain of the Buyer's equity holders personal guarantees of the notes and pledges of collateral to secure these guarantees.
Nevertheless, in view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, the Company has elected to fully reserve the note receivable at December 31, 1995. In addition, the Company has elected to fully reserve other receivables from the Buyer amounting to $744,000.

Inflation

     Medical costs have been rising at a higher rate than that for consumer goods as a whole. The
Company believes its premium increases, capitation arrangements and other cost control measures mitigate, but do not wholly offset, the effects of medical cost inflation on its operations and its inability to increase premiums could negatively impact the Company's future earnings.

Accounting Changes

     Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statements of Financial Accounting Standards
("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 121.
"Accounting for Impairment of Long-Lived Assets to be Disposed Of ("SFAS 121"), which are effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 123 and SFAS
121 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     See Index to Financial Statements and Schedules elsewhere herein.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Not Applicable.









          (Remainder of page intentionally left blank.)

PART III


ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:


           Name
Age
                 Position







    Robert W. Morey, Jr. . . . . . . . . . . . . . . . . .

Edward A. Ullmann. . . . . . . . . . . . . . . . . . . . . . . . .
 .
59

44
Chairman of the Board, Chief Executive Officer
(was appointed April 30, 1996) (1)
President (with the function of chief operating officer) (1)


    Robert E. Goff . . . . . . . . . . . . . . . . . . . . . . . .
 .
43
Executive Vice President and Director (4)


    G. William Strein. . . . . . . . . . . . . . . . . . . . . . .
 .
52
President of WellCare Administration, Inc. and
Director


    Marystephanie Corsones . . . . . . . . . . . . . . . . . . . .
 .
46
Vice President of Finance, Chief Financial
Officer, Treasurer and Director (2) (4)


Peter G. Kraft.. . . . . . . . . . . . . . . . . . . . . . . . . .
 .
35
Vice President of Marketing


    Charles E. Crew, Jr. . . . . . . . . . . . . . . . . . . . . .
 .
43
Director (2) (3)


    Mark D. Dean, D.D.S. . . . . . . . . . . . . . . . . . . . . .
 .
55
Vice Chairman of the Board  (2) (3) (4)


John E. Ott, M.D. . . . . . . . . . . . . . . . . . . .
59
Director (1)


Lawrence C. Tucker . . . . . . . . . . . . . . . . . .
53
Director (2) (3)


Eileen H. Wilson . . . . . . . . . . . . . . . . . . . .
50
Director (4)


    Daniel M. Zeichner, M.D. . . . . . . . . . . . . . . . . . . .
 .
48
Director






(1) Member, Executive Committee
(2) Member, Audit Committee
(3) Member, Compensation Committee
(4) Member, Development Committee

     Robert W. Morey, Jr., became Chairman of the Board, Chief Executive Officer and a director of the Company on April 30,1996. Mr. Morey previously has served as President and Chairman of
R.W. Morey, Inc., a management firm founded by Mr. Morey in 1972 which was engaged in, among others things, financial counseling and reinsurance underwriting of catastrophic health coverage for the managed care industry. Mr. Morey was engaged in corporate banking, investment banking and the institutional brokerage business from 1962 to 1972. Mr. Morey received a B.A. in Economics from Yale University in 1958 and an M.B.A. from Harvard Graduate School of Business in 1962.

     Mr. Morey also was founding investor in many HMOs, some of which are public companies traded on the New York Stock Exchange or The Nasdaq Stock Market.
Mr. Morey is also the
controlling principal of Moors & Cabot, Inc., a retail stock brokerage headquartered in Boston.

     Edward A. Ullmann, the founder of the Company, has served as its Chairman, President and
Chief Executive Officer since WellCare's formation in August 1983, and President with the function of chief operating officer since April 30, 1996. Mr. Ullmann previously served as Director of
Administration for Ulster County Mental Health Services, was a county legislator, and was a practicing pharmacist. Mr. Ullmann received a B.S. from Albany College of Pharmacy, Union
University in 1973, an M.P.A. from the Maxwell School at Syracuse University in 1979, and is a 1981 graduate of the National HMO Management Fellowship Program, Georgetown University. Mr.
Ullmann is Chairman of the New York State HMO Conference's Medicaid Committee, serves on the
Managed Care Study Group of the New York State Council on Health Care Financing and serves on the editorial advisory board of Medical Interface, a national managed care magazine. Mr. Ullmann is the brother of Mr. Kraft, WellCare's Vice President of Marketing.

     Robert E. Goff joined the Company in 1985 as Executive
Director of the WellCare HMO, and
became Executive Vice President of the Company in 1992. Mr. Goff was Vice President of Good
Samaritan Hospital from 1983 to 1985, and Vice President of
Northern Metropolitan Hospital
Association from 1980 to 1983.  He received a B.S. in Business
Administration from Northeastern
University in 1976 and an M.B.A. from Babson College in 1978. Mr. Goff has been a director of the Company since March 1991.

     G. William Strein joined the Company in 1985 as Vice President of Planning and
Development, and since 1989 has served as President and Chief Executive Officer of WellCare
Administration, Inc., a wholly-owned subsidiary of the Company responsible for WellCare's specialty benefit programs, new product development and quality assurance. From 1979 to 1985, Mr. Strein served as Administrative Director for various health care programs. Mr. Strein received a B.S. in Pharmacy from the University of Illinois in 1968, an M.S. from the University of Illinois in 1972, and an M.S.P.H. in public health from the University of North Carolina in 1979. Mr. Strein has been a director of the Company since January 1989.

     Marystephanie Corsones joined the Company as Finance Director in July 1993, was appointed its Chief Financial Officer, Vice President of Finance in May 1994 and was elected to the Board in November 1994. Ms. Corsones has more than 10 years of experience in international finance and taxation. Prior to joining WellCare, Ms. Corsones was senior director of U.S. International
Operations at Coopers & Lybrand in Paris, France, for more than five years. Ms. Corsones received an M.B.A in Finance and Economics from the University of Washington.

     Peter G. Kraft joined the Company in 1984 as an Enrollment Representative, served as Senior
Enrollment Representative from 1985 to 1986, Associate Marketing Director from 1986 to 1989,
Regional Sales Manager from 1989 to 1991, and was appointed Vice President of Marketing in 1991.
Mr. Kraft received an A.S. from SUNY at Cobleskill in 1980 and is a 1993 graduate of the Managed
Care Training Program at the University of Missouri, Kansas City. Mr. Kraft is the brother of Mr.
Ullmann, WellCare's President.

     Charles E. Crew, Jr. has been a director of the Company since September 1987. Mr. Crew has been employed with General Electric since 1977, having served as General Manager of the
Mid-Western Region Plastic Sales Division since 1987.

     Mark D. Dean, D.D.S. has been a director of the Company since May 1984, presently serves as Vice Chairman of the Board, and is Dental Director for the WellCare benefit programs. Dr. Dean has been a dentist in private practice since 1966.

     John E. Ott, M.D. is the former Chief Executive Officer of The George Washington
University Health Plan, a member of the American College of Physician Executives, and a Diplomate of the American Board of Medical Management. Dr. Ott currently serves on the Standards and
Ethics Committee of the Group Health Association of America ("GHAA"). Dr. Ott is a former
President of the American Academy of Clinical Toxicology and Co-Chairman of the Medical Director
Committee for the Maryland Association of HMOs. He is also board certified in Pediatrics and
Medical Toxicology. Dr. Ott received his B.S. and M.D. degrees at the University of Pittsburgh, and completed a pediatric residency and fellowship in clinical genetics and biophysics at the University of Colorado Medical Center.

     Lawrence C. Tucker co-founded and co-manages The 1818 Fund, L.P. and The 1818 Fund
II, L.P. (The "Funds"), private equity investing partnerships with committed capital of $800 million.
He joined Brown Brothers Harriman & Co. ("BBH & Co."), a general partner of the Funds, in 1966;
was named a general partner of the firm in 1979; and is the senior partner supervising the firm's corporate financial advisory practice which is concerned primarily with mergers, acquisitions, corporate restructurings and private equity investing through the Funds. Mr. Tucker is a member of BBH & Co.'s Steering Committee. He also serves as a director of WorldCom, Inc., Blenheim Group
PLC, and Riverwood International Corporation. Mr. Tucker was born in Winston-Salem, North
Carolina and received a B.S. degree in engineering from Georgia Institute of Technology in 1964 and an M.B.A. from the Wharton School of the University of Pennsylvania in 1966.

     Eileen H. Wilson became a director of the Company in September 1993. Ms. Wilson is
President of Eileen Wilson Associates, a Rochester consulting firm specializing in management development and training for the managed care industry and has more than 13 years experience in the insurance industry and 14 years in the managed care industry.

     Daniel M. Zeichner, M.D. has been a director of the Company since May 1984. Dr. Zeichner is a board certified plastic and reconstructive surgeon and has been in private practice since 1982.

     All directors hold office until their successors are elected and qualified. The Board is divided into three classes. As a result of this classification of directors, one class of directors is elected each year for a three-year term. The terms of the Class III Directors, Messrs. Crew, Goff and Ullmann, expire in 1996. The terms of Messrs. Dean and Zeichner and Ms. Wilson, Class I Directors, expire in 1997. The terms of Ms. Corsones and Mr. Strein, Class II Directors, expire in 1998. Mr. Ott, appointed to the Board in September 1995 to fill the vacancy created by the death of Mr. Francis
Casey, is also a Class II Director whose term expires in 1996.
The nominee for this position on the
Board will be subject to approval at the next annual meeting of the shareholders and will serve a term to expire in 1998.

     On January 19, 1996, the Company entered into a Note Purchase
Agreement (the
"Agreement") for the private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 due December 31, 2002 (the "Note") with the 1818 Fund II, L.P. (The
"Fund"), a private equity fund managed by BBH & Co. Pursuant to the terms of the Agreement, as of such date, the Company caused one (1) vacancy to be created on its Board of Directors and appointed Lawrence C. Tucker, as a designee of the Fund, as a director. Mr. Tucker's directorship does not have any classification. His term expires in 1996 and is subject to re-election at the 1996
Annual Meeting of Shareholders for a term to expire in 1998. (See "Certain Relationships and Related
Transactions").

     Officers are elected annually and serve at the pleasure of the Board of Directors, subject to rights, if any, under contracts of employment.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth a summary of the compensation for 1995 earned by the
Company's Chief Executive Officer and by each other executive officer whose compensation during such year exceeded $100,000, as well as similar summary information for such individuals for 1994 and 1993:

                    SUMMARY COMPENSATION TABLE
                                                     Long-Term

Compensation
                              Annual Compensation
    Awards
                                             Common Stock      All
Other
Name and            Salary    Bonus     Other Annual
Underlying     Compensation
Principal Position  Year    ($)       ($)    Compensation ($)
Options (#)                   ($)

EDWARD A. ULLMANN (10)   1995 $187,061   $103,902 (2)  ---
10,000 (4)          $ 8,605 (7)(8)
President with the function   1994   180,000   124,764      ---
   25,000 (5)                  6,007 (7)(8)
of chief operating officer    1993   138,241   125,046      ---
       ---           5,005 (7)(8)

ROBERT GOFF         1995 $114,315  $ 23,513 (2)   ---
1,000 (4)   $ 3,580 (8)
Executive Director and   1994   110,000     40,331          ---
       ---          3,000 (8)
Executive Vice President 1993   103,065     36,430          ---
   10,000 (4)       1,690 (8)

G. WILLIAM STREIN   1995 $ 86,019  $ 24,234 (2)   ---
- - ---       $ 2,714 (8)
President,               1994     82,000         36,191
- - ---            ---          2,475 (8)
WellCare Administration, 1993     72,304         22,671
- - ---        10,000 (4)       1,728 (8)
Inc.

PATRICK ARLANTICO (1)    1995 $ 79,604  $ 19,666 (2)   ---
2,000 (4)        ---
Senior Vice President         1994    75,000     30,506
- - ---          2,000 (4)        ---
               1993    57,759     30,577          ---
10,000 (4)         ---



(1) Mr. Arlantico has resigned his position as Senior Vice President with the company effective March 1, 1996.
(2) Represents the fair market value of Treasury Stock issued as bonuses in lieu of cash. Also, includes cash bonuses of $30,921 and $320 for
     Messrs. Ullmann and Arlantico, respectively.
(3) Represents the amount WellCare had agreed to pay per annum from 1994 through 2001, for a tax deferred annuity having a retirement benefit of $500,000 at age 65.
(4)  Represents options to purchase Common Stock.
(5) Consists of options to purchase 10,000 shares of Common Stock and phantom shares (see footnote 9 below) with respect to 15,000 shares of Common Stock.
(6) Consists of options to purchase 3,000 shares of Common Stock and phantom shares (see footnote 9 below) with respect to 5,000 shares of
     Common Stock.
(7) Includes $3,985, $3,007 and $1,802 paid by WellCare in 1995, 1994 and 1993, respectively, for a $1,000,000 life insurance policy on
     Mr. Ullmann's life, 50% of which is payable to WellCare and the balance to Mr. Ullmann's wife.
(8) Consists (or with respect to Mr. Ullmann, included $4,620, $3,000 and $3,203 in 1995, 1994 and 1993, respectively) of matching
     contributions made by the Company pursuant to the Company's
401(k) Plan.
(9) Phantom shares vest, subject to the executive's continued employment with the Company, 25% per year o n December 31st of
each      year, commencing December 31, 1994, and are payable in
cash only in January 1998 in an amount equal to the product of (A) and (B), where (A) equals the total number of phantom shares vested in the executive, and (B) equals the sum of (I), (ii),
(iii), and (iv) equal to the following:

                        Difference between the closing sales price of the Common Stock, as reported by The Nasdaq Stock


Market (National Market) on December 31,
               (I)  1994 and 1993
               (ii) 1995 and 1994
               (iii)     1996 and 1995
               (iv) 1997 and 1996
(10) Effective April 30, 1996, Mr. Ullmann resigned as Chairman and Chief Executive Officer, but, continues as President with functions of chief operating officer.

     The following table sets forth certain information concerning options granted in 1995 to the individuals names in the Summary Compensation Table:

                      OPTION GRANTS IN 1995
                        Individual Grants
                                                  Potential
                                                  Realizable Value
               Number of % of Total                    at Assumed
Annual
               Securities     Options        Exercise       Rates
of Stock Price
               Underlying     Granted to     or Base
Appreciation for
               Options        Employees Price          Expiration
  Option Term
Name           Granted (#)       In 1995          ($/Share)
 Date  5% ($)             10%($)

Edward A. Ullmann   10,000 (1)     9.5%      $24.50
01/01/2000    $ 16,500       $  69,800

Robert E. Goff        1,000 (1)    0.9%      $19.75
08/10/2000    $   7,200       $  12,690

Patrick P. Arlantico       2,000 (1)    1.9%      $19.75
08/10/2000    $ 14,400       $  25,380



(1) Exercisable at the cumulative annual rate of 25% of the total number for shares underlying the option commencing one year from the date of grant.


     The following table presents certain information concerning options exercised during 1995 and the value of unexercised options held at December 31, 1995 by the individuals named in the
Summary Compensation Table:


OPTION EXERCISES IN 1995 AND OPTION VALUES AT DECEMBER 31, 1995




                              Name



                             Shares
                            Acquired
                        on Exercise (#)




                           Value (1)
                          Realized ($)

                           Number of
                      Unexercised Options
                    at December 31, 1995 (#)
                        Exercisable (E)/
                       Unexercisable (U)

                    Value (2) of Unexercised
                      In-the-Money Options
                    at December 31, 1995 ($)
                        Exercisable (E)/
                       Unexercisable (U)


                       Edward A. Ullmann
                                 ---
                             $  ---
                           10,000 (U)

                            $ 10,000


                         Robert E. Goff
                             4,000
                            $ 51,250
                            2,500 (E)
                            7,500 (U)
                         $  31,875 (E)
                            95,625 (U)


                       G. William Strein
                             1,500
                            $ 22,875
                            2,500 (E)
                            7,500 (U)
                         $  31,875 (E)
                             95,625 (U)


                      Patrick P. Arlantico
                                 ---
                             $  ---
                            2,500 (E)
                            9,500 (U)
                         $  31,875 (E)
                           110,125 (U)



(1) Values are calculated by subtracting the exercise or base price from the closing sales price of the
     Common Stock on the date the option was exercised.
(2) Values are calculated by subtracting the exercise or base price from the closing sales price of the
      Common Stock on December 31, 1995 of $21.50 per share.

     In 1996, the Board approved a one-time lump sum cash bonus for Mr. Ullmann and
Ms.Corsones. The amounts of the bonuses, paid in 1996, are $164,850 (or $100,000 after the application of appropriate payroll withholdings) and $50,000 (gross, or before the application of withholdings) for Mr. Ullmann and Ms. Corsones, respectively.

Employment Agreements

     Mr. Ullmann is employed under an agreement with the Company effective January 1,
1994 which expires December 31, 1997, and which was subsequently amended as of January 1,
1996. The agreement provides for a base salary of $225,000 for 1996, with annual increases of four percent, plus an annual bonus equal to two percent (2%) of the Company's net (after tax) profit up to a maximum of $200,000 per annum, and such additional bonus as the Board of
Directors may determine. In January 1996, the Board of Directors granted an additional bonus to
Mr. Ullmann in the amount of $164,850 (or $100,000 after the application of appropriate payroll withholdings). Under the agreement, Mr. Ullmann is entitled to receive incentive or non-incentive options to purchase 10,000 shares of the Company's Common Stock on January 1st of each year during his term of employment at an exercise price (a) with respect to an incentive option, not less than 110% of the fair market value of the Common Stock on the date of grant, and (b) with respect to a non-incentive option, not less than 75% of the fair market value of the Common
Stock on the date of grant. The options will be exercisable cumulatively at the rate of 25% of the underlying shares each year commencing one year from the date of grant. The agreement further provides for a grant of 15,000 phantom shares, the terms of which are described above in the
"Executive Compensation" table under footnote (9).

     Under the agreement, WellCare maintains a $1,000,000 term life insurance policy on the life of Mr. Ullmann, 50% of which is payable to WellCare and the balance to Mr. Ullmann's wife, and also provides Mr. Ullmann with a Company automobile. In the event of termination for any reason, Mr. Ullmann is entitled to continued salary and insurance benefits for one year. The agreement also provides for a one-time, lump sum severance payment in the amount of $500,000 in the event of termination of employment prompted by the Company, and as a result of a change of ownership or Board composition of over twenty-five percent (25%).

     Mr. Goff is employed under an agreement with the Company effective January 1, 1994 which expires December 31, 1996, and provides for a base salary of $118,976 for 1996, with annual increases of four percent (4%), and such additional bonus as the Board of Directors or the Company's President may determine. Under the agreement, WellCare provides Mr. Goff with a
Company automobile. In the event of termination for any reason, Mr. Goff is entitled to continued salary and insurance benefits for 90 days and a severance payment equal to two weeks' salary for every year of service with the Company in excess of six years.

     Mr. Strein is employed under an agreement with the Company effective July 1, 1993 which expires June 30, 1996, and provides for an annualized base salary of $92,610 for 1996, with annual increases of five percent (5%), and such additional bonus as the Board of Directors or the Company's President may determine. Under the agreement, WellCare provides Mr. Strein with a Company automobile. In the event of termination for any reason, Mr. Strein is entitled to continued salary and insurance benefits for 90 days and a severance payment equal to two weeks' salary for every year of service with the Company in excess of six years.

     Ms. Corsones is employed under an agreement with the Company effective May 23, 1994 which expires May 22, 1998, and which was subsequently amended as of January 1, 1996. The agreement provides for a base salary of $125,000 for 1996, with annual increases of four percent
(4%) on January 1st of each of the remaining contract years, plus an annual bonus equal to one percent (1%) of the annual net (after tax) profit of the Company up to $100,000 and such additional bonus as the Board of Directors or the Company's President may determine. In
January 1996, the Board of Directors granted an additional bonus to Ms. Corsones in the amount of $50,000. Under the agreement, Ms. Corsones is entitled to receive incentive or non-incentive options to purchase 2,000 shares of Common Stock on January 1st of each year during her term of employment at an exercise price (a) with respect to an incentive option, at the fair market value of the Common Stock on the date of grant, and (b) with respect to a non-incentive option, not less than 75% of the fair market value of the Common Stock on the date of grant. The options will be exercisable at the rate of 25% of the underlying shares each year commencing one year from the date of grant. The agreement further provides for the grant of 5,000 phantom shares, the terms of which are described above in the "Executive Compensation" table under footnote (9).

     Under the agreement, WellCare provides Ms. Corsones with a Company automobile.
Additionally, the Company is required to make contributions in the amounts of $14,000 per annum for a period of seven years into a tax deferred annuity with a retirement benefit of
$500,000 at age 65. In the event of termination for any reason, Ms. Corsones is entitled to continued salary and insurance benefits for one year. However, in the event of termination prompted by the Company, and as a result of a change of ownership or Board composition of over twenty-five percent (25%), Ms. Corsones is entitled to a one-time lump sum severance payment in the amount of $250,000.

     Mr. Kraft is employed under an agreement with the Company effective January 1, 1995 which expires December 31, 1998, and provides for a base salary of $72,800 for 1996, with annual increases of four percent (4%), an annual bonus equal to a minimum of 30% of his base salary for achieving or exceeding the annual enrollment target goal established by the Board and such additional bonus as the Board of Directors or the Company's President may determine.
Under the agreement, WellCare provides Mr. Kraft with a Company automobile. In the event of termination for any reason, Mr. Kraft is entitled to continued salary and insurance benefits for six months.

Director Compensation

     All directors, who are not employees of the Company, receive a fee of $500 for each meeting of the Board of Directors attended, plus reimbursement of their expenses, and an additional $300 for each meeting of the Compensation Committee, Audit Committee or
Development Committee attended. The Vice Chairman of the Board and the Chairman of the
Audit and Compensation Committees receive a fixed annual stipend of $12,000 each.

     Immediately following the election, re-election or appointment of an outside director, the Stock Option Committee grants to each outside director a non-incentive option to purchase 3,000 shares of Common Stock (pro-rated in the case of an appointment as a director) at an exercise price equal to 75% of the fair market value of the Common Stock on the date of grant. Each option is for a term of five years from the date of grant, provided, however, that all options terminate three months after each outside director ceases to serve as a director of the Company. Each option is generally exercisable at the annual rate of 1,000 shares commencing one year from the date of grant.

     In June 1995, Mr. Casey was granted an option to purchase 3,000 shares of the Company's
Common Stock as a result of his election to the Board at the annual meeting of shareholders. In
September 1995, Dr. John Ott was granted an option to purchase 2,740 shares of the Company's
Common Stock as a result of his appointment to the Board to fill the vacancy created by Mr. Casey's death.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth as of May 1, 1996 certain information with regard to the beneficial ownership of the Common Stock of the Company as of the date hereof by (1) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock or Class A Common Stock, (2) each director,
(3) each of the executive
officers named in the Summary Compensation Table and (4) all executive officers and directors as a group.























Percent of Total

Percent





Class A



Class A



of Total



Name

Common

Common (12)

Common

Common

Vote

















Robert W. Morey  (1)

281,956

503,201

19.1

10.4

16.9



Edward A. Ullmann  (2) (3)

750,110

24,114

50.7

              *
38.3



The 1818 Fund II, LP (4) (5)
- - -

689,655

              *
12.5

3.4



Brown Brothers Harriman & Co. (4) (5)
- - -

689,655

              *
12.5

3.4



T. Michael Long (4) (5)

- - -

689,655

              *
12.5

3.4



Robert E. Goff

29,168

50,251

2.0

1.0

1.7



G. William Strein (6)

14,585

42,927

              *
              *
              *



Patrick P. Arlantico  (7) (8)
9,723

7,592

              *
              *
              *



Marystephanie Corsones

- - -

1,818

              *
              *
              *



Charles E Crew, Jr.

43,752

50,194

3.0

1.0

2.5



Mark D. Dean  (9) (10)

121,534

186,006

8.2

3.9

7.1



John E. Ott

- - -

300

              *
              *
              *



Lawrence C. Tucker (4) (5)

- - -

689,655

              *
12.5

3.4



Eileen H. Wilson

- - -

610

              *
              *
              *



Daniel M. Zeichner  (11)

38,891

63,721

2.6

1.3

2.3



All executive officers and directors



              *
              *
              *



  as a group (12 persons)  (2) (5) (6)











  (7) (10) (11)

1,293,581

1,635,362

87.4

29.5

71.7

















*  Less than 1%



























(1)    Address is 55 Main Street, Tiburon, California 94920.






















(2)    Address is Park West/Hurley Avenue Extension, Kingston, New
York 12401.



















(3) Includes 11,045 shares of Common Stock owned by a not-for-profit corporation of which



         Mr. Ullmann is President. Mr. Ullmann disclaims beneficial ownership of the shares owned by the not-for-profit corporation.























(4)    Address is 59 Wall Street, New York, New York 10005























(5) On January 19, 1996, the Company issued to the 1818 Fund II, LP (the "Fund"), a 6.0%




        Subordinated Convertible Note in the principal amount of $20,000,000 due December 31,



        2002 (the "Note"), entitling the holder thereof to convert such Note into 689,655 shares of the



        Company's Common Stock.    Brown Brothers Harriman & Co.
("BBH & Co."), a general




        partner of the Fund, have designated Messrs. L. Michael
Long and Lawrence C. Tucker,



        either individually or jointly, as the sole and exclusive partners of BBH & Co. having voting and investment power with respect to the Note, and the Common Stock issuable upon conversion of the Note. Giving effect to the conversion of the Note, the Fund beneficially owns 689,655 shares of Common Stock.  By virtue of BBH &
Co.'s relationship with the Fund,



        BBH & Co. may be deemed to beneficially own 689,655 shares of Common Stock. By virtue of the resolution adopted by BBH & Co. designating
Messrs. Long and Tucker, either



        individually or jointly, as the sole and exclusive partners of BBH & Co. having voting and investment power with respect to the Note, and the Common
Stock issuable upon conver-



        sion of the Note, Messrs. Long and Tucker may each be deemed to beneficially own




        689,655 shares of Common Stock.

























(6)    Includes 15,000 shares of Common Stock owned by Mr.
Strein's wife.  Mr. Strein disclaims



         beneficial ownership of the shares owned by his wife..





















(7)    Includes 2,431 shares of Common Stock owned by Mr.
Arlantico's wife.  Mr. Arlantico disclaims



         beneficial ownership of the shares owned by his wife..





















(8)    Mr. Arlantico resigned from his position as Senior Vice
President with the Company




         effective March 1, 1996.

























(9)    Address is 62 Riverview, Port Ewen, New York 12466.























(10) Includes 68,059 shares of Class A Common Stock and 118,172 shares of Common Stock owned by Pine Street Dental Associates, P.C., a retirement plan in which Dr. Dean has a



         48% interest, 4,862 shares of Class A Common Stock and
14,584 shares of Common Stock



         owned by Dr. Dean's wife and 6,362 shares of Common Stock owned by Dr. Dean's son.



         Dr. Dean disclaims beneficial ownership of the shares owned by his wife and son.


















(11)  Includes 4,862 shares of Common Stock in Dr. Zeichner's
Defined Contribution Pension




         Plan and 5,262 shares of Common Stock owned by Dr.
Zeichner's wife.  Dr. Zeichner




         disclaims beneficial ownership of the shares owned by his wife.





















(12) Includes shares of Common Stock from stock options exercisable on or before June 30, 1996 as follows:















Exercise

Number









    Name

  Price
of Shares























       Edward A. Ullmann

$23.50

5,000









       Edward A. Ullmann

24.50

2,500









       Robert E. Goff

11.75

0









       G. William Strein

11.75

0









       Marystephanie Corsones
11.75

500









       Marystephanie Corsones
17.25

750









       Marystephanie Corsones
24.50

500

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On January 19, 1996, the Company entered into an agreement for the private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 (the "Note") due
December 31, 2002, with The 1818 Fund II, L.P. (the "Fund"), a private equity fund managed by
Brown Brothers Harriman & Co. ("BBH & Co.").

     Pursuant to the Note dated January 19, 1996, in the principal amount of $20,000,000 issued by the Company and payable to the order of the Fund or its registered assignees, the Note accrues interest at an interest rate of six percent (6%) per annum, which interest is payable quarterly by the Company. The principal amount of the Note is payable in one amount on December 31, 2002. The
Note is subject to certain mandatory redemption at the option of the holder of the Note upon certain changes in control of the Company. In addition, the Note is subject to certain optional redemptions at the option of the Company after the fourth anniversary of the date of the Note. By its terms, the
Note is subordinated to all senior indebtedness of the Company. The holder of the Note has the right to convert the then outstanding principal amount of the Note into that number of shares of common stock of the Company at a conversion price of Twenty-Nine Dollars ($29.00) per share, subject to adjustment. Under the Note, the conversion price granted to the holder of the Note is adjusted, inter alia, if the Company issues shares of its common stock or options, warrants or other rights to acquire shares of common stock of the Company at a price per share less than the then current market price.

     Pursuant to the terms of the Note Purchase Agreement dated January 19, 1996 (the
"Agreement") entered into between the Company and the Fund, as of such date, the Company has caused one (1) vacancy to be created on its Board of Directors and has caused Lawrence C. Tucker, as a designee of the Fund, to be appointed to the Board. Mr. Tucker's directorship does not have any classification. In addition, under the terms of the Agreement, at the next annual meeting of the shareholders of the Company and at each subsequent annual meeting of the shareholders of the
Registrant where Class II Directors are to be elected, provided the Fund owns at least three percent
(3%) of the common stock outstanding of the Company (after giving affect to the issuance of the shares issuable upon conversion of the Note), the Fund has the contractual right to nominate that number of directors, but in no event less than one (1) director or more than two (2) directors, equal to the Fund's proportionate share of the total number of common stock then outstanding of the
Company, upon giving effect to the conversion of the Note; provided, however, that if the Fund owns three percent (3%) or more but less than five percent (5%) of the common stock outstanding of the
Company (after giving effect to the issuance of the shares issuable upon conversion of the Note), the foregoing right will be limited to the nomination of one (1) director. Such directors will be classified as Class II Directors. The two (2) principal shareholders of the Company, Edward A. Ullmann and
Robert W. Morey, Jr., have agreed in the Agreement to vote their shares of the Company in favor of the nominees of the Fund. Pursuant to the Agreement, the Fund may purchase shares of common stock of the Company (in addition to the shares, issuable upon conversion of the Note), provided that such purchases do not, in total, exceed Ten Million Dollars ($10,000,000). Finally, provided the
Fund holds at least fifty percent (50%) of the shares issued or issuable upon conversion of the Note, the Fund, under certain conditions, may sell shares issuable upon conversion of the Note in certain private placements of common stock by the Company.

     Pursuant to the terms of the Registration Rights Agreement dated January 19, 1996 between the Company and the Fund, the holder of the Note and the holder of the shares issued upon conversion of the Note have been granted two (2) demand registration rights and unlimited incidental registration rights. The Company is also required, within eighteen (18) months of January 19, 1996, to file with the Securities and Exchange Commission, an "evergreen" shelf registration statement with respect to the Note and any shares issued upon conversion of the Note. As of May 14, 1996, the
Company was in negotiation with the holder of this Note to amend certain terms, including the conversion price.

     WellCare has an agreement with Park West Entertainment, Inc. ("Park West"), a corporation wholly-owned by Mr. Ullmann, pursuant to which Park West provides catering, conferencing and related administrative services in return for fixed monthly fee. In 1993, 1994 and 1995, Park West received aggregate fees of approximately $211,000, $276,000 and $276,000 respectively, collectively from WellCare, and its subsidiaries. On December 31, 1994, WellCare and its subsidiaries consolidated certain amounts due from Park West. As a result, Park West owed WellCare, and its subsidiaries, approximately $198,000, evidenced by promissory notes bearing interest at a rate of 7.5% per annum and payable in monthly installments over a five year period commencing January 1,
1995. During 1995, Park West incurred additional amounts due to the Company of approximately
$60,000. This additional debt along with the outstanding balance of the December 31, 1994 promissory notes were refinanced. As a result, promissory notes of approximately $223,000 at 7.5% per annum, payable in monthly installments and due by December 31, 1999, were outstanding at
December 31, 1995. The Company believes that the interest rate charged to Park West is comparable to that which could be obtained by Park West from an unaffiliated party.

     In June 1995, the Company sold WCMM, its then wholly-owned subsidiary, to a newly formed corporation for cash of $.6 million and a note receivable of $5.1 million (See Note 5 of
"Notes to Consolidated Financial Statements"). As of May 14, 1996, approximately 11% of the
Buyer's equity was directly or indirectly held by current or recent directors, officers or employees of the Company. The Buyer ("Buyer") is seeking additional financing, and is contractually obligated to pay the note receivable from such proceeds. In view of the Buyer's operating losses, the Company has obtained from certain of the Buyer's equity holders personal guarantees of the notes and pledges of collateral to service these guarantees. As of May 14, 1996, Dr. Dean, a director of the Company, guaranteed $1.0 million of the $5.1 note receivable. Dr. Dean also owns (directly and indirectly)
4.3% of Buyer's equity. Mr. Goff, Executive Vice President and a director of the Company, guaranteed $.5 million of the $5.1 note receivable. Mr. Goff owns 2.5% of Buyer's equity. Mr.
Kraft, Vice President of Marketing of the Company, guaranteed $.25 million of the $5.1 note receivable. Mr. Kraft owns .5% of the Buyer's equity. Mr. Strein, President of WellCare
Administration, Inc. and a director of the Company, guaranteed $.25 million of the $5.1 note receivable (See "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Liquidity and Capital Resources").

     In addition, a $3 million bank line of credit was entered into by the Buyer on December 28, 1995, which was guaranteed by Mr. Ullmann in his personal capacity.

     WCNY has an agreement with Alliances to provide medical care of its members (See Notes
1a and 17 of "Notes to Consolidated Financial Statements").  Mr.
Ullmann has personally guaranteed
in his individual capacity loans to two entities which were predecessors to the Alliances (See Note
2 of "Notes to Consolidated Financial Statements"). Each loan was in the amount of $2.7 million.

     On December 4, 1995, WellCare entered into a Note Agreement with Cost Management
Technologies, Inc. ("CMT"), whereby WellCare agreed to loan CMT $320,000, at a fixed interest rate of six percent (6%) per annum. The loan was originally due on March 2, 1996. The term of the loan was extended through June 30, 1996. The Company is in the process of re-negotiating the terms of this Note Agreement. As of May 14, 1996, Mr. Morey owned 60.9% of the equity of CMT.









          (Remainder of page intentionally left blank.)
PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K


(a)  List of Documents Filed as Part of this Report.
     1.   Financial Statements
          Independent Auditors' Report
          Consolidated Balance Sheets as of December 31, 1995 and
1994
          Consolidated Statements of Operations for the years
ended December 31, 1995,              1994 and 1993
          Consolidated Statements of Cash Flows for the years
ended December 31, 1995,              1994 and 1993
          Consolidated Statements of Shareholders' Equity for the years ended December 31,
               1995, 1994 and 1993
          Notes to Consolidated Financial Statements

     2.   Schedules
          Schedule I - Condensed Financial Information of
Registrant
          Schedule II - Valuation and Qualifying Accounts

     3.   Exhibits Required by Item 601 of Regulation S-K
          See Index to Exhibits.

(b)  Reports on Form 8-K.
     None.

     Exhibits.
     See Index to Exhibits.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,
the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of May, 1996.
                                   The WellCare Management Group,
Inc.
                                   By:  /s/ Robert W. Morey, Jr.
                                   Robert W. Morey, Jr., Chairman
of the
                                   Board and Chief Executive
Officer
                                   (was appointed 4/30/96)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and, in the capacities indicated on
May 29, 1996.
          Signature                     Title
                                   Chairman of the Board, Chief
Executive
/s/ Robert W. Morey, Jr.                Officer and Director
(Principal Executive
Robert W. Morey                         Officer) (was appointed
4/30/96)

/s/ Edward A. Ullmann                   Director
Edward A. Ullmann

/s/ Marystephanie Corsones                   Chief Financial
Officer and Director
Marystephanie Corsones                  (Principal Financial and
Accounting Officer)

/s/ Charles E. Crew, Jr.                Director
Charles E. Crew, Jr.

/s/ Mark D. Dean, D.D.S.                Director
Mark D. Dean, D.D.S.

/s/ Robert E. Goff                      Director
Robert E. Goff

/s/ John E. Ott, M.D.                        Director
John E. Ott, M.D.

/s/ G. William Strein                        Director
G. William Strein

                                   Director
Lawrence C. Tucker

/s/ Eileen H. Wilson                         Director
Eileen H. Wilson

/s/ Daniel M. Zeichner, M.D.                 Director
Daniel M. Zeichner, M.D.
                  INDEX TO FINANCIAL STATEMENTS




Consolidated Financial Statements of the Company:
Page


     Report of Deloitte & Touche LLP, Independent Auditors
  F-2


     Consolidated Balance Sheets as of December 31, 1995 and 1994
       F-3


     Consolidated Statements of Operations for the years ended
          December 31, 1995, 1994 and 1993
F-4


     Consolidated Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993
F-5


     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993
F-6


     Notes to Consolidated Financial Statements
  F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The WellCare Management Group, Inc.
Kingston, New York

We have audited the accompanying consolidated balance sheets of The WellCare Management
Group, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 12 to the financial statements, the Company changed its method of accounting for income taxes in 1993 to conform with Statement of Financial
Accounting Standards No. 109.

As discussed in Note 2 to the financial statements, the accompanying 1994 financial statements have been restated.

As discussed in Notes 17a and 17b, the Company faces several uncertainties relating to the financial condition of the Alliances and the class litigation.

Deloitte & Touche LLP
New York, New York
May 14, 1996

THE WELLCARE MANAGEMENT GROUP, INC. AND
SUBSIDIARIES




CONSOLIDATED BALANCE SHEETS





(in thousands, except share data)















December 31,
December 31,





1995
1994






(Restated)


ASSETS






CURRENT ASSETS:






     Cash and cash equivalents

$5,456
$2,293


     Short-term investments - available for sale
1,261
7,657


     Accounts receivable (net of allowance for doubtful



        accounts of $1,166 in 1995 and $334 in 1994)
13,941
7,275


     Due from affiliates - net

50
32


     Advances to participating providers

3,078
4,109


     Other receivables (net of allowance for doubtful




        accounts of $744 in 1995 and $0 in 1994)
4,645
2,429


     Prepaid expenses and other current assets (net of



         allowance for doubtful accounts of $534 in 1995



         and $0 in 1994)


5,109
2,754


              TOTAL CURRENT ASSETS

33,540
26,549









PROPERTY AND EQUIPMENT
(net of accumulated




        depreciation and amortization of $3,711 in 1995



        and $2,492 in 1994)

12,993
11,902









OTHER ASSETS:






     Restricted cash


8,241
6,584


     Notes receivable (net allowance for doubtful




        accounts of $4,596 in 1995 and $0 in 1994)
1,389
2,144


     Preoperational costs (net of accumulated





        amortization of $349 in 1995 and $52 in 1994)
3,232
1,939


     Other non-current assets (net of allowance for




        doubtful accounts of $348 in 1995 and 1994)




        and accumulated amortization of $301 in 1995 and



        $166 in 1994)


3,817
1,004


     Due from affiliates


173
164


     Goodwill (net of accumulated amortization of $1,066 in



        1995 and $461 in 1994)

8,626
7,507


              TOTAL


$72,011
$57,793


LIABILITIES AND SHAREHOLDERS' EQUITY





CURRENT LIABILITIES:






     Notes payable


             $     -
$2,154


     Current portion of long-term debt

1,547
1,910


     Medical costs payable

14,030
13,508


     Accounts payable


702
986


     Accrued expenses


1,453
947


     Other current liabilities

15
255


     Unearned income


3,060
2,013


              TOTAL CURRENT LIABILITIES

20,807
21,773









LONG-TERM LIABILITIES:






     Long-term debt


19,209
6,336


     Other liabilities


191
377


              TOTAL LIABILITIES

40,207
28,486


COMMITMENTS AND CONTINGENCIES

                   -
                   -


SHAREHOLDERS' EQUITY:






     Class A Common Stock ($.01 par value; 1,599,109 and



        1,673,228 shares authorized, 1,484,119 and 1,558,238



        shares issued and outstanding at December 31,



        1995 and 1994, respectively)

15
16


     Common Stock ($.01 par value; 20,000,000 shares




        authorized, 4,807,725 and 4,696,198 shares issued at



        December 31, 1995 and 1994, respectively)
48
47


     Additional paid-in capital

26,371
25,861


     Retained earnings


1,233
1,017


     Statutory reserve


4,360
2,903





32,027
29,844


     Unrealized gain (loss) on short-term investments
5
(104)


     Less:






           Notes receivable from shareholders

17
38


           Treasury stock (at cost; 14,266 and 25,000 shares



              of Common Stock at December 31, 1995 and



              1994, respectively)

211
395


              TOTAL SHAREHOLDERS' EQUITY

31,804
29,307


              TOTAL


$72,011
$57,793
















See accompanying notes to consolidated financial statements.

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES






CONSOLIDATED STATEMENTS OF OPERATIONS








(in thousands, except per share amounts)



























Years Ended December 31,





18 June 1905

17 June 1905

16 June 1905






(Restated)




REVENUE:








    Premiums earned

$144,518

$120,411

$72,905


    Administrative fee income

2,792

710

942


    Income from affiliates

239

199

1,384


    Interest and investment income

999

812

407


    Other income

4,319

450

684


         TOTAL REVENUE

152,867

122,582

76,322











EXPENSES:








    Medical expenses

115,560

98,411

58,471


    General and administrative expenses
30,279

15,599

9,641


    Depreciation and amortization expense
2,292

1,611

761


    Interest expense

1,447

666

521


    Expenses paid to affiliates

421

379

782


    Other expenses - net

79

54

28


         TOTAL EXPENSES

150,078

116,720

70,204











INCOME BEFORE INCOME TAXES AND








  CUMULATIVE EFFECT OF A CHANGE








  IN ACCOUNTING PRINCIPLE

2,789

5,862

6,118


PROVISION FOR INCOME TAXES

1,116

2,403

2,533


INCOME BEFORE CUMULATIVE EFFECT OF








  A CHANGE IN ACCOUNTING PRINCIPLE

1,673

3,459

3,585


CUMULATIVE EFFECT OF A CHANGE IN








  ACCOUNTING PRINCIPLE:








    Accounting for income taxes

            -

            -

1,063


NET INCOME

$1,673

$3,459

$4,648











EARNINGS PER SHARE:








    Income before cumulative effect of a change






      in accounting principle

$0.27

$0.56

$0.72


    Cumulative effect of a change in accounting







      principle

            -

            -

0.21


   NET INCOME

$0.27

$0.56

$0.93











Weighted average shares of common and








   common stock equivalents outstanding
6,250

6,226

5,022




















See accompanying notes to consolidated financial statements.






















F - 4

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES








CONSOLIDATED STATEMENTS OF CASH FLOWS









(in thousands)




























Years Ended December 31,









1995

1994

1993










(Restated)



CASH FLOWS FROM OPERATING ACTIVITIES:










Net income


$1,673

$3,459

$4,648



Adjustments to reconcile net income to net










  cash provided by operating activities:











Depreciation and amortization


2,292

1,611

761




Increase in deferred taxes


(1,788)

(1,612)

(330)




Loss on sale of assets and others


57

23

                 -




Changes in assets and liabilities - net of effects of acquistion:








Increase in accounts receivable  - net


(6,545)

(1,422)

(3,349)




Increase in medical costs payable


522

2,858

2,518




Increase in due to/from affiliates - net

(27)

(4)

(4,572)




Decrease (increase) in accounts receivable - non-current - net
                 -
610

(101)




Increase in other receivables


(3,554)

(972)

(539)




(Decrease) increase in accounts payable, accrued expenses









    and other current liabilities


(97)

591

771




(Increase) decrease in prepaid expenses and other

(2,131)

503

(382)




Increase in unearned income


1,048

196

980




Increase in restricted cash


(1,657)

(1,713)

(2,641)




Decrease (increase) in advances to participating providers
1,032

(3,040)

508




Decrease (increase) in other non-current assets - excluding








    preoperational costs and accounts and other receivables
41

(95)

(547)




Other - net


(166)

(3)

(108)





NET CASH (USED IN) PROVIDED BY












  OPERATING ACTIVITIES


(9,300)

990

(2,383)


CASH FLOWS FROM INVESTING ACTIVITIES:










Purchase of equipment


(1,608)

(5,816)

(1,068)



Decrease (increase) in notes receivable


466

(162)

(1,371)



Sale of investments


12,702

6,954

8,318



Purchase of investments


(6,367)

(12,463)

(10,479)



Increase in preoperational costs


(1,589)

(1,863)

(105)



Payments to acquire MCA, net of cash acquired

(215)

                 -
                 -




Payments to acquire MHP, net of cash acquired

                 -
(1,126)

(234)



Escrow deposit in connection with MHP acquisition

                 -
1,000

(1,000)



Other investing activities


109

(104)

                 -






NET CASH PROVIDED BY (USED IN)












  INVESTING ACTIVITIES


3,498

(13,580)

(5,939)


CASH FLOWS FROM FINANCING ACTIVITIES:










Proceeds from issuance of stock and treasury stock - net

244

                 -
20,692



Cost of treasury stock purchased


                 -
(395)

                 -




Proceeds from exercise of stock options


450

250

                 -




Proceeds from notes payable and long-term debt

16,545

7,630

2,997



Repayment of notes payable and long-term debt

(8,295)

(7,153)

(2,266)



Other financing activities


21

                 -
320





NET CASH PROVIDED BY












  FINANCING ACTIVITIES


8,965

332

21,743


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

3,163

(12,258)

13,421


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD


2,293

14,551

1,130


CASH AND CASH EQUIVALENTS, END OF PERIOD


$5,456

$2,293

$14,551




























See accompanying notes to consolidated financial statements.





















F - 5

THE WELLCARE MANAGEMENT GROUP, INC. AND
SUBSIDIARIES









CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY









Years Ended December 31, 1995, 1994, and 1993









(in thousands)





























Retained

Unrealized







Class A

Additional
Earnings/

Gain (Loss)
Notes

Total




Common
Common
Paid-in
(Accumulated
Statutory
on Short-term
Receivable
Treasury
Shareholders'




Stock
Stock
Capital
Deficit)
Reserve
Investments
Shareholders'
Stock
Equity















BALANCE, DECEMBER 31, 1992
$19
$24
$4,939
($5,122)
$935
        $         -
($395)
    $         -
$400



Shares issued
(2)
21
20,673
                   -
               -
                   -
                     -
               -
20,692



Payments received on












   shareholders' notes - net
               -
               -
               -
                   -
               -
                   -
357
               -
357



Transfer to statutory reserve
               -
               -
               -
(733)
733
                   -
                     -
               -
0



Net income
               -
               -
               -
4,648
               -
                   -
                     -
               -
4,648


BALANCE, DECEMBER 31, 1993
17
45
25,612
(1,207)
1,668
                   -
(38)
               -
26,097



Purchase of treasury stock
               -
               -
               -
                   -
               -
                   -
                     -
(395)
(395)



Conversion of Class A Common












    shares to Common shares
(1)
1
               -
                   -
               -
                   -
                     -
               -
0



Exercise of stock options
               -
1
249
                   -
               -
                   -
                     -
               -
250



Valuation allowance on short-term












    investments
               -
               -
               -
                   -
               -
(104)
                     -
               -
(104)



Transfer to statutory reserve
               -
               -
               -
(1,235)
1,235
                   -
                     -
               -
0



Net income (Restated)
               -
               -
               -
3,459
               -
                   -
                     -
               -
3,459


BALANCE, DECEMBER 31, 1994
16
47
25,861
1,017
2,903
(104)
(38)
(395)
29,307



Issuance of treasury stock


60




184
244



Conversion of Class A Common












    shares to Common shares
(1)
1






0



Exercise of stock options


450





450



Transfer to statutory reserve



(1,457)
1,457



0



Repayments/reclassification of












    shareholders' notes - net






21

21



Net change of valuation allowance












    on short-term investments





109


109



Net income
               -
               -
               -
1,673
               -
                   -
                     -
               -
1,673


BALANCE, DECEMBER 31, 1995
$15
$48
$26,371
$1,233
$4,360
$5
($17)
($211)
$31,804

THE WELLCARE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Description of Operations - The WellCare Management Group,
Inc. ("WellCare" or the "Company") was incorporated in New York
State in 1983 to provide management and supervise all or part of any health service facility, including, but not limited to, health maintenance organizations.

       WellCare of New York, Inc. ("WCNY" or the "Plan"), a wholly-owned subsidiary, was incorporated in 1985 to develop and operate as a health maintenance organization
("HMO") in New York State. An HMO is an organization that accepts contractual responsibility for the delivery of a stated range of health care services to its enrollees for a predetermined, prepaid fee. WCNY obtained a certificate of authority from the New York State Department of Health and commenced operations in March 1987. WCNY operates in 24 counties in the Hudson River Valley, Mohawk River Valley, Albany, and Leatherstocking regions of New York State as a direct mixed IPA/Direct Contract model Article 44 HMO.
Under this type of arrangement, agreements are entered into with physician alliances, individual primary care physicians or physician groups for the provision of all medical care to WCNY's enrollees for a specified monthly payment ("capitation fee"). On December 30, 1993, WCNY acquired the net assets of Mid-Hudson Health Plan, Inc. as described more fully in Note
3.

       In July 1995, WCNY received approval from the New York State Department of Health to expand its service area into the New York City Boroughs of Manhattan, Queens,
Brooklyn and the Bronx and in August 1995, received regulatory approvals to offer Healthy Choice, WCNY's managed-care program for Medicaid recipients, in such boroughs.

       WCNY provides incentives to its primary care physicians to control health care expenses through the use of capitation arrangements. Under these capitation arrangements, primary care physicians are entitled to the surplus to the extent health care costs incurred are less than the negotiated capitation payments. Surpluses paid to the primary care physicians are recorded as medical expenses in the period in which the related health care costs are incurred. Effective October 1, 1994, WCNY modified its arrangements with a majority of its primary care physicians and specialists by contracting with regional health care delivery networks (the "Alliances") to provide health care services to the Plan's members. Each Alliance is a professional corporation that has contracted with individual primary care physicians and specialists to provide health care services. At inception, there were four Alliances with different equity owners; by December 31, 1995 the four Alliances were combined into two Alliances with the same equity owner, who is also the controlling shareholder in the Buyer referred to in Note 5. The Company's initial agreement with each of the Alliances for the period October 1, 1994 through September 30, 1995 required payment to the Alliances based on a percentage of premium revenue for effected members. Effective October 1, 1995, the Company entered into a three year agreement with each of the Alliances at specified per member per month ("PMPM") rates, providing for increases of approximately 1% for the period October 1, 1995 through December 31, 1995, approximately 6% effective January 1, 1996, approximately 1% effective January 1, 1997, and an additional 3% effective January 1, 1998. Such rates were established through arms-length negotiation with the Alliances. As part of this change in capitation arrangements, the risk-sharing accounts of Alliance primary care physicians who formerly had been capitated by WCNY were settled and outstanding deficits paid to WCNY in the fourth quarter of 1994, thereby reducing WCNY's medical expenses during such quarter.

       WellCare Administration, Inc. ("WCA") is a wholly-owned subsidiary incorporated in 1988 to administer the Company's pharmacy, vision care, dental care and quality assurance programs, and provide related consulting services.

       WellCare Development, Inc. ("WCD") is a wholly-owned subsidiary formed in 1992 to acquire, own and develop real estate. As of December 31, 1992, WellCare contributed to WCD the Park West Office Complex, which was the principal asset of UCI Enterprises, a New York tate general partnership in which WellCare had acquired a 95 percent interest and in which it acquired the remaining 5 percent interest prior to such contribution.

       WellCare Medical Management, Inc. ("WCMM"), formerly a wholly-owned subsidiary formed in 1990 to provide managerial, administrative and financial services to physicians, was sold in June 1995 (see Note 5).

       WellCare of Connecticut, Inc. ("WCCT"), a wholly-owned subsidiary, was incorporated in 1994 in the State of Connecticut to develop and operate as an HMO in the State of Connecticut. WCCT has received final license approval to commence operations in March 1995 and had no significant revenues in 1995.

       WellCare University ("WCU"), a division of WellCare, was formed during 1994. WCU is dedicated to: strategic planning for WellCare and others within the managed care/health care arena, training for WellCare employees and others within the managed care/health care arena, research and development of many aspects of providing medical services, and health care management consulting.

       Park West Entertainment, Inc. ("PWE") - an affiliated entity, provides certain conferencing and administrative services. Amounts due from PWE at December 31, 1995 and
1994 are set forth in the financial statements.

  b. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

c. Advances to Participating Providers - Advances to participating medical providers consist of amounts advanced to providers, principally hospitals, which are under contract with the
Company to provide medical services to plan members. Such advances help provide funding to these providers for claims incurred but not reported or claims in the process of adjudication.

d. Property and Equipment - Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method based upon the estimated useful lives of the assets which range from 5 to 39 years.

e. Preoperational Costs - Preoperational costs, which include service area and product line expansion costs, consist of certain incremental separately identifiable costs directly associated with building a provider base of network physicians in service areas in which the Company is applying for licensure and expanding the Company's Medicare managed care program. Such costs are deferred until the related licensure approval is received at which time the costs are amortized on a straight-line basis over a 36-month period. Preoperational costs are reported net of accumulated amortization. At December 31, 1995 and 1994, accumulated amortization approximated $349,000 and $53,000, respectively.

f. Revenue Recognition - Management fees received in advance are deferred and recognized as income over the period in which services are rendered. Premiums from subscribers are recorded as income in the period that subscribers are entitled to service. Premiums received in advance are deferred. WCNY subscriber premiums are determined on an annual basis using community rating principles required by the New York State Insurance Department. Although the rate filing request and approval process is performed on an annual basis, under New York State insurance law, WCNY is allowed to contract with subscribers throughout the year based upon a "guaranteed" rate which incorporates an estimated community rate.
WCNY is required to remit or collect any difference between the community rate ultimately approved and the guaranteed rate in the subsequent twelve month contract period. WCCT subscriber premiums are determined on an annual basis using community rating principles required by the Connecticut Insurance Department. Although the rate filing request and approval process is performed on an annual basis, under Connecticut insurance law WCCT is allowed to contract with subscribers throughout the year based on a "guaranteed" rate which incorporates an estimated community rate. WCCT is required to remit or collect any difference between the community rate ultimately approved and the guaranteed rate in the subsequent twelve month period. Accounts receivable include approximately $1,741,000 and $1,133,000 at December 31, 1995 and 1994,
respectively, which represented the excess of subscriber premiums accrued based on approved community rates over amounts actually billed under guaranteed rates. Approximately $110,000 of the $1,741,000 and $1,133,000 outstanding at December 31, 1995 and 1994 have been classified as non-current.

       Accounts receivable, other receivables, other current assets, notes receivable and other non-current assets are reported net of reserves for doubtful accounts of approximately
$7,388,000 and $682,000 at December 31, 1995 and 1994,
respectively.

g. Reinsurance - WCNY insures excess loss for health care claims under a policy with a reinsurance company and effective September 1, 1995, reinsures a portion of its Medicare full risk program with a reinsurance company under a quota share agreement. Premiums for the policies are reported as medical expense and insurance recoveries, if any, are recorded as a reduction of medical expenses. Under the excess loss reinsurance policy, recoveries are made for claims of each enrollee or each covered dependent of each enrollee, on an annual basis, in excess of the deductible established in the policy subject to certain limitations. For the period from November 1, 1993 through October 31, 1994, the deductible under this policy was $85,000, which increased to $100,000 for the period from November 1, 1994 through October 31, 1995 and $115,000 for the period from November 1, 1995 through October 31, 1996.
Under the quota share agreement, recoveries are made when claim and administrative expenses exceed gross revenue received in connection with WCNY's Medicare full risk contract program.

       Reinsurance premiums charged to medical expenses in the accompanying financial statements amounted to approximately $520,000, $472,000, and $504,000 in 1995, 1994 and
1993, respectively. Reinsurance recoveries of approximately $577,000, $359,000, and $479,000 in 1995, 1994 and 1993,
respectively, have been recognized as reductions in medical expenses.

       Included in other receivables at December 31, 1995 and 1994 were amounts recoverable from the reinsurer of approximately
$633,000 and $571,000, respectively.

h. Medical Costs Payable and Medical Expenses - Medical expenses for primary care, hospital inpatient services, outpatient specialty care and pharmacy services, including those for which advances have been made to providers are recorded, as expenses in the period in which they are incurred. The liability for medical costs payable is based upon WCNY's estimate of the total reported and unreported claims attributable to services rendered during the year. Such estimates are based upon a comprehensive accounting of all reported claims as well as an actuarially determined reserve for claims incurred but not reported.

i. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The amounts of incurred but not reported medical expenses, the reserve for uncollectible receivables, recoveries from third parties for coordination of benefits, final determinations of medical cost adjustment pools by New York State, and medical premiums subject to retrospective adjustment, require the significant use of estimates.
Actual results could differ from those estimates used by management in the preparation of these financial statements.

j. Advertising Costs - Advertising costs, which include costs for certain marketing materials and development/implementation of public relations and marketing campaigns, are expensed as incurred. The advertising costs expensed in 1995, 1994 and 1993 were approximately $1,723,000, $1,573,000 and $978,000, respectively.

k. Cash Flows Statements - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company considers all other instruments to be short-term investments. Cash equivalents are carried at cost which approximates market value.

l. Short-term Investments - Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and
Equity Securities" ("FAS 115"). The Company has determined that the securities included in short-term investments, consisting primarily of state and municipal obligations might be sold prior to maturity to support its investment strategies. Such investments have, therefore, been classified as available for sale. The basis for available for sale securities is market value.
At December 31, 1995, the cost of these investments approximated market value and unrealized holding gains or losses were not material.

m. Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities and is amortized on the straight-line method over a 15-year period. At December 31, 1995 and 1994, accumulated amortization approximated $1,066,000 and $461,000, respectively.

       The Company evaluates the recoverability of goodwill by monitoring reenrollment trends of membership acquired as well as the inherent profitability of such membership as determined in connection with annual rate filings. The Company has determined that no impairment exists at December 31, 1995.

n. Income Taxes - In 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

o. Long-Lived Assets - In March 1995, the Financial Accounting Standard's Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. The Company does not expect the effect on its consolidated financial condition from the adoption of this statement to be material.

p. Stock-Based Compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions no later than after December
15, 1995. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income, and per share amounts as if the company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements. The Company has elected to continue to account for such transactions under APB No. 25 and will disclose the required pro forma effect on net income and earnings per share.

q.  Reclassifications - Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform to the 1995 presentation.

2.  PRIOR PERIOD RESTATEMENT

       In the second quarter of 1994, two entities which were predecessors to the Alliances referred to in Notes 1a and 17, made payments of approximately $2,879,000 to providers in connection with the close out of the 1993 group risk accounts and to resolve certain disputed amounts between the Company and certain providers, which payments might otherwise have been made by the Company. Additionally, these entities paid approximately $1,833,000 directly to the Company in payment of 1993 provider deficits which would otherwise have been due to the Company directly from the providers. As originally reported in its 1994 financial statements, the Company recorded the $1,833,000 received as a reduction of medical expense, and the Company did not record as medical expense, the $2,879,000 paid directly to the providers by these entities.

       In March 1996, accounting personnel of the Company were informed that Mr. Edward A. Ullmann, then Chairman of the Board, Chief Executive Officer and President of the
Company, (Mr. Ullmann resigned as Chairman and Chief Executive Officer on April 30, 1996), personally had guaranteed in his individual capacity two loans, each in the amount of $2,700,000, made by banks to these two entities, the proceeds of which were used to fund the aggregate payments of approximately $4,712,000 referred to above. After a review of the relevant circumstances, the Company elected to restate its 1994 financial statements by recording an additional $4,712,000 in medical expense and establishing an additional medical expense accrual. Since there are no specific amounts payable by the Company as a result of these transactions, the additional medical expense accrual will be accounted for as an offset to medical expense in future periods as these bank loans are paid down. A reduction of medical expense of approximately $1,738,000 was recorded in 1995 as a result of the reductions in the amounts of these bank loans.

3.  ACQUISITION OF MID-HUDSON HEALTH PLAN, INC.

       On December 30, 1993, WCNY acquired the net assets of Mid-Hudson Health Plan, Inc. ("Mid-Hudson"). The acquisition is being accounted for as a purchase. Mid-Hudson was a direct contract IPA model not-for-profit HMO based in Kingston, New York. The Executive Director was a nonvoting Advisory Member of its Board of Directors and a shareholder and director of WellCare. Under the terms of the agreement, the total purchase price was $2,440,000, of which $440,000 was paid at closing and the balance payable in four equal installments of $500,000 every six months thereafter, plus interest at 6 percent per annum on the outstanding balance. The excess of the purchase price over the fair value of the net assets acquired approximated $6,549,000 at December 31, 1993. During 1994 additional goodwill of approximately $1,126,000 was recorded as a result of obtaining necessary additional information which allowed the Company to adjust the estimate for incurred but not reported claims at the acquisition date, based on actual Mid-Hudson claims processed in 1994.

       The unaudited consolidated results of operations on a pro forma basis as if Mid-Hudson had been acquired as of the beginning of 1993 is as follows:


                                               1993
                                               (In Thousands
                                               Except Per Share
                                               Amounts)

Total revenue                                   $ 90,757

Income before extraordinary credit and cumulative
  effect of a change in accounting principle         641

Net income                                        1,704

Net income per weighted average share of common stock       0.34


The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Mid-Hudson acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

4.  ACQUISITION OF MANAGED CARE ADMINISTRATORS, INC.

     On March 31, 1995, pursuant to an option for which it had paid $200,000 in November 1994, the Company acquired the assets and assumed certain liabilities of Managed Care
Administrators, Inc. ("MCA"), a company engaged in managing a network of primary care physicians who provide health care services to Medicaid recipients in New York City. The purchase price consisted of $500,000 in cash, the assumption of certain liabilities and WellCare's agreement to pay an earn-out not to exceed $1,500,000, whereby MCA is to be paid each calendar year an amount equal to twenty percent (20%) of the pre-interest, pre-tax net income generated by the option assets and liabilities. The excess of $668,750, representing the sum of the $500,000 cash portion of the purchase price and the unamortized portion of the option at March 31, 1995, over the $1,055,100 fair value of the net liabilities assumed was approximately $1,724,000 at December 31, 1995.

5.  SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

     In June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WellCare Medical Management, Inc. ("WCMM") which was engaged in managing physician practices, and then sold WCMM for cash of $.6 million and a note receivable of $5.1 million. A gain of approximately $144,000 was deferred pending the repayment of the note. The buyer ("Buyer") was newly formed to acquire WCMM and, as of May 14, 1996, approximately 11% of the Buyer's equity was directly or indirectly held by current or recent directors, officers or employees of WellCare. The Buyer is in the business of managing medical practices and providing related consultative services. The Buyer has entered into agreements to manage the Alliances referred to in Notes 1a, 2 and 17 and has provided financial support to these Alliances. The Company has a five year option to acquire the Buyer at any time at a price determined by a formula based on the Buyer's results of operations. The Company is in the process of re-negotiating the terms of this option.

     The note receivable bears interest at a rate equal to prime plus 2% (10.5% at December 31, 1995) with interest payable monthly through July 31, 1996 and, thereafter, principal and interest monthly through July 31, 2000. All required interest through December 31, 1995 has been paid. The Buyer is seeking additional financing, and is contractually obligated to pay the note receivable from such proceeds. Through May 14, 1996 such financing has not taken place. In view of the Buyer's operating losses and advances to the Alliances, the Company has obtained from certain of the Buyer's equity holders personal guarantees of the notes and pledges of collateral to secure these guarantees. Nevertheless, in view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, the Company has elected to fully reserve the note receivable at December
31, 1995. In addition, the Company has elected to fully reserve other receivables from the Buyer amounting to $744,000.

6.  SHORT-TERM INVESTMENTS

     The value of short-term investments is as follows:
                                        1995
                                        Market
                                        Value

Fixed income securities                 $1,255,325
Equity securities                                     6,069
Short-term investments                  $1,261,394

                                                 Gross
                           Amortized         Unrealized
Unrealized     Market
 December 31, 1995                  Cost     Gains     Losses
Value

United States government
  and its agencies                  $-       $-        $-   $-

States and municipalities             1,254,176          5,778
(4,629)   1,255,325

Fixed income securities             $1,254,176         $5,778
$(4,629)  $1,255,325

                                                  Gross

                           Purchased         Unrealized
Unrealized     Market
                           Cost     Gains    Losses    Value

Equity securities                   $      1,858       $4,211
$-   $      6,069

TOTAL                      $1,256,034        $9,989    $(4,629)
$1,261,394


     The contractual maturities of fixed income securities at December 31, 1995 are as follows:

                                  Amortized Market
                                  Cost      Value

Due in one year or less           $   326,165     $   326,860
Due after one year through five years            928,011
928,465

Fixed income securities           $1,254,176 $1,255,325

7.  OTHER RECEIVABLES

Other receivables consist at December 31, 1995 and 1994 of the following:

                                  1995      1994

New York State Pools receivable   $ 796,521  $675,678
Contributions receivable on behalf
     of WellCare University       1,238,642  -
Receivable from third party insurers            545,454
80,000
Reinsurance receivable               633,608   570,681
Pharmacy rebate receivable           649,846        591,000
Others                                          780,542
511,285

Total                                        $4,644,613
$2,428,644

8.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1995 and 1994 consists of the following:

  1995 1994
Land                              $ 855,310  $ 855,310
Land improvements                    434,699    363,840
Construction in progress             202,300      ---
Buildings and building improvements          8,915,769  8,725,842
Leasehold improvements                  375,100       213,680
Computer equipment                   4,492,722     3,191,897
Furniture, fixtures and equipment    1,428,406     1,043,496

Total                                        $16,704,306
$14,394,065

Less accumulated depreciation         3,710,823      2,492,015

Total                                        $12,993,483
$11,902,050

  Included in computer equipment and furniture, fixtures and equipment is equipment financed through capital leases aggregating approximately $2,398,000 and $1,793,000 at December
31, 1995 and 1994, respectively. Accumulated amortization relating to assets financed through capital leases was approximately $1,303,000 and $914,000 at December 31, 1995 and
1994, respectively.

9.  NOTES RECEIVABLE

  Notes receivable consist primarily of advances made to six medical practices totaling $1,706,531, including $342,014 short term, relating to enhancing WCNY's provider network.
Such notes are collateralized by first liens on all cash, accounts receivable, inventory, and all office and medical equipment owned by each of the practices. The notes require monthly principal and interest payments, at a rate of 7.50 percent per annum and mature from December 31, 1997 to January 1, 2001.

10.  OTHER NON-CURRENT ASSETS

  Other non-current assets consist at December 31, 1995 and 1994 of the following:

                                     1995      1994
Long term portion of deferred taxes:
Contributions receivable on behalf of
  WellCare University                     $1,311,740     $   ---
Deposits and other                             721,241     696,897
Others                                    110,051     306,717
Total                                $3,816,543      $1,003,614

11.  NOTES PAYABLE AND LONG-TERM DEBT

  Notes payable consists of the following:

                                     1995      1994

Line of Credit - Margin agreement with
  Morgan Stanley; maximum borrowing
  capability based upon market value of
  collateralized securities; interest at 1.5%
  above the brokers' discount rate; secured
  by certain short-term investments held in
  custodial account                       $-         $1,813,590

Note payable - Key Bank of New York
  due January 1, 1995; interest at 8.50%;
  secured by first mortgage on property
  located in Saugerties, New York                -
340,000

TOTAL                                  -        $2,153,590

Long-term debt consists of the following:

                                     1995      1994

Line of Credit - Key Bank; $15,000,000
 expiring May 31, 1997; interest at prime
  (7.38% as of December 31, 1995)              $11,850,000    $-
  (see note 21 for Subsequent Events).
The bank will limit the amount outstanding
  to each entity, with an aggregate limit of
  $15,000,000, as follows:
  WellCare Management Group     8,000,000   -         -
  WellCare of New York              10,000,000   -         -
Debt outstanding as of December 31, 1995:
  WellCare Management Group:    2,250,000   -         -
  WellCare of New York:         9,600,000   -         -

Mortgage Payable - Key Bank of New York;
  $4,610,000; interest at LIBOR plus 175 basis
  points (8.5% at December 31, 1995)
  with a balloon payment of $3,562,488 due
  January 1, 2000.  Secured by real estate,
  buildings, fixtures and assignment of all leases.
4,466,052     4,610,000

Mortgage Payable - First Hudson Valley;
  first mortgage of $820,000; interest at 7.25%
  with a balloon payment of $727,000 due
  February 1, 1999                               797,758
816,937

Note Payable - Lincoln National Administrative
  Services Corporation ("LNASC"); payable
  monthly with interest at 6 percent on the initial
  $1,000,000 and prime plus 1 percent on the
  balance in excess of $1,000,000 through
  January 1997.  A portion of the interest on this note is
  deferred until January 1, 1997.  The amount of deferred
  interest is $189,385 and is included in other long-term
  liabilities.                                  451,757
797,809

Mortgage payable - Key Bank of New York; first
  mortgage of $862,500; interest at base rate
  (8.5% at December 31, 1995);  monthly payments
  of $9,300 until March 1, 2000.  Secured by property
  located in Saugerties.                            836,508      -

Note payable - First National Bank of Hudson Valley;
  due date April 1, 1998; initial amount of $1,500,000,
  monthly  payments include principal of $41,667 and
  interest at Chase Manhattan Bank rate plus 1%.
 (9.5% at December 31, 1995).                    1,143,808       -


Due to MHP Foundation                             -
1,000,000

Capitalized Lease Obligations; due through 2000;
  monthly payments of $423 to $9,103 including
  interest ranging from 6.5 to 21.8 percent; secured
  by equipment                              1,209,174
1,021,696

                                            20,755,057
8,246,442

Less current portion                          1,546,510
1,909,867
Long-term portion                         $19,208,547
$6,336,575

  Maturities of long-term debt, excluding capital lease obligations, and future minimum lease payments under capital leases as of December 31, 1995 for each of the next five years are as follows:

                                            Future
                                            Minimum
                                 Long-term  Lease
Year                             Debt       Payments

1996                             $ 1,141,219 $  494,413
1997                              12,658,090     391,843
1998                                   462,950        290,747
1999                                1,027,966         187,990
2000                                4,255,656           27,729
Thereafter                           -                      -


                                 $19,545,883      $1,392,722

Less amount representing interest                -               $
 183,548

                                 $19,545,883 $1,209,174

12.  INCOME TAXES

The provision for income taxes consists of the following:
                                 Year Ended December 31,
                                     1995    1994      1993
Current:
  Federal                          $2,180,308      $3,058,334
$1,306,683
  State                                 723,597         956,919
   493,156

                                  $2,903,905       $4,015,253
$1,799,839
Deferred:
  Federal                         $(1,342,359)     $(1,228,053)
$   532,275
  State                                (445,546)
(384,200)           200,886

                                   $(1,787,905)     $(1,612,253)
$   733,161

A reconciliation of the Federal statutory rate to the Company's effective income tax rate is as follows:

                                  Year Ended December 31,
                                  1995       1994      1993

Federal statutory rate             34.0%      34.0%     34.0%
State income taxes:
  Net of Federal benefit            6.0        7.0       7.4
Other                                 -           -
 -

Effective rate                     40.0%      41.0%    41.4%


     Under the provisions of FAS 109, the Company was obligated to recalculate deferred taxes previously recorded, based on current Federal statutory tax rates, adjust the deferred tax liability accordingly, and give recognition to the future tax benefit of net operating losses whose realization was determined to be more likely than not. Effective January 1, 1993, the Company adopted FAS 109. The Company previously accounted for income taxes in accordance with APB 11. The cumulative effect of adopting FAS 109 on the Company's consolidated financial statements resulted in an increase to net income and to deferred income taxes of $1,063,035 on January 1, 1993.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred tax balance as of December 31, 1995 and 1994 are as follows:

                                        December 31,
                                  1995       1994

Deferred tax assets:
  Accounts receivable - bad debt reserves    $2,996,011     $
268,636
  Other                                1,205,778         1,924,716

  Total                                4,201,789         2,193,352

Deferred tax liabilities:
  Depreciable assets                   190,154             187,052
  Other                                   281,848       64,418

  Total                                   472,002     251,470

Net deferred tax asset            $3,729,787 $1,941,882


     There was no valuation allowance at December 31, 1995 and 1994.

     The Company's effective tax rate during 1994 and 1993 was 41.0% and 41.4%, respectively. The effective tax rate applied to income from operations for the twelve months ended
December 31, 1995 was 40.0%. The decreasing trend in the effective rate was primarily attributable to a decrease in nondeductible expenses.

13.  COMMON STOCK

     On April 26, 1993, the shareholders of the Company approved a Plan of Reorganization, which was effected on April 30, 1993, pursuant to which each share of the Company's Class
A Voting Common Stock and Class B Non-Voting Common Stock was converted into approximately 4,861 shares of Class A Common Stock and Common Stock, respectively. As part of the Plan of Reorganization, the shares of treasury stock outstanding as of December 31, 1992 were eliminated. In addition, the Company adopted a Stock Option Plan under which 900,000 shares of Common Stock, as of December 31, 1995, are reserved for issuance upon exercise of options granted thereunder.

     The Class A Common Stock and the Common Stock are identical in all respects except for voting rights, conversion rights and the non-transferability of the Class A Common Stock.
Holders of Class A Common Stock are entitled to 10 votes per share and holders of Common Stock to one vote per share. Class A Common Stock is not transferable and must be converted to Common Stock to be sold. Holders of Class A Common Stock may, at their option, convert their shares to Common Stock on a share-for-share basis.

     The Company has 1,000,000 shares of preferred stock authorized, no shares issued.

     The Company completed an initial public offering ("IPO") of its common stock on August 12, 1993, realizing proceeds after underwriting discounts and commissions and IPO-related costs of approximately $20.7 million from the sale of 1,978,147 shares of common stock.

     Earnings per share calculations are based on a weighted average number of shares outstanding for the year. Shares issued after April 1, 1992, but prior to the initial public offering of the Company's common stock, have been accounted for as outstanding since January 1, 1992. Earnings per share as of December 31, 1995 1994 and 1993 were calculated giving effect to all outstanding options. The weighted average number of common and common equivalent shares outstanding at December 31, 1995, 1994 and 1993 were 6,249,712 shares, 6,225,538 shares and 5,022,461 shares, respectively.

14.    STOCK OPTIONS

  During 1995 and 1994, the Company issued stock options to purchase Common Stock to certain individuals. Options granted in 1995 and 1994 were issued at the market value of the stock at the date of the grant.  Following is a summary of transactions:
                                              Shares under Option

                                 1995         1994        1993

Outstanding, beginning of year     335,785                 281,500
    -

Exercised during the year          (37,408)
(21,290)     -

Terminated during the year         (25,213)
(16,875)     -

Granted during the year            114,848                 92,450
   281,500

Outstanding, end of year           388,012                 335,785
   281,500

Eligible, end of year, for exercise currently   91,778
45,335         -
                                                          Option
price per share      $11.75 - $17.25     $11.75 - $23.50
$11.75 - $14.00



   In connection with their employment contracts, the Company's President and its Chief Financial Officer were granted 15,000 and 5,000 phantom shares, respectively, payable in cash only. These phantom shares vest, subject to the executive's continued employment with the Company, 25% per year on December 31st of each year, commencing December 31, 1994, and are payable in January
   1998 in an amount equal to the product of the number of phantom shares vested in the executive, and the difference between the closing sales prices of the Company's Common Stock as reported by the
   Nasdaq Stock Market (National Market) at various points in time, as specified in their employment contracts. Through December 31, 1995, no expenses have been accrued.

15.  RETIREMENT SAVINGS PLAN

   The Company sponsors a retirement plan designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over age 21 who have been employed by the
   Company for at least one year are eligible to participate in the plan. Employees may contribute to the plan on a tax deferred basis generally up to 20% of their total annual salary, but in no event more than $9,240 in 1995. Under the Plan, the company makes matching contributions at the rate of 50% of the amount contributed by the employee up to a maximum of 2% of the employee's total annual compensation.

   The employer contributions vest to the employee after five years of an employee's service with the Company. As of December 31, 1995, 158 employees had elected to participate in the plan. For the fiscal year ended December 31, 1995, the Company intends to contribute approximately $86,000. For the fiscal year ended December 31, 1994, the Company contributed approximately $52,000.

16.  CONCENTRATIONS OF CREDIT RISK

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in short-term investments in obligations of certain state and municipal entities and premiums receivable. Short-term investments are managed by professional investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the
   Company's customer base. As of December 31, 1995, management believes that the Company has no significant concentrations of credit risk.

17.  COMMITMENTS AND CONTINGENCIES

   a. The Alliances described in Note 1a commenced operations in the fourth quarter of 1994. Based on information furnished to the Company by the Alliances, the Alliances have operated at a deficit since inception. This deficit resulted from medical expense obligations assumed from WellCare by the Alliances upon their formation, medical expenses for incurred but not reported losses which were in excess of amounts estimated at the time of their formation, and operating losses since their formation. The deficit is approximately $16,000,000 at December 31, 1995 based on unaudited financial results of the Alliances. The Alliances have financed these deficits through a combination of the lags inherent in the receipt, adjudication, and payment of claims as well as further deferral of claim payments and borrowings from the Buyer referred to in note 5. In addition, a $3,000,000 bank line of credit was entered into by the Buyer on December 28,
       1995, which was guaranteed by Mr. Ullmann in his personal capacity. In May 1996, the Alliances committed to the institution of a fee withhold program, effective July 1, 1996, as permitted under its contracts with physicians, to withhold payments otherwise payable to referral physicians by approximately 15% to 22%, depending on the geographic location of the physician.
       Management of the Alliances and WellCare believe that this withhold program will enable, the Alliances to maintain their operations and reduce their accumulated deficits in 1996 and substantially eliminate them in 1997.

       The Company has been advised by counsel that it would have no financial liability to providers for past services rendered in the event the Alliances were unable to maintain their operations.
       Further, the Company has direct contracts with providers which would require the providers to continue to provide medical care to members on the financial terms similar to those in the
       Alliances' agreements with providers, in the event that the Alliances were unable to maintain their operations. Nevertheless, in the event of continuing losses or increasing deficits by the
       Alliances, the Alliances could request increased capitation rates from the Company.

       Management of the Company does not believe that such additional financing or increased contractual capitation rates should be required by the Alliances and has no intention to agree to such terms if requested by the Alliances.

   b. Class Action Litigation - Between April 1, 1996 and May 14, 1996, the Company as well as two if its officers who also are directors were named as defendants in eight separate purported class actions filed in the United States District Courts for the Northern and Southern Districts of New York. The complaints in these actions are virtually the same, alleging the defendants violated the federal securities laws by making alleged materially false and misleading statements, or withholding information, which artificially inflated the market price of the Company's common stock and caused investors to act to their detriment. A ninth suit filed during the same period names as defendants the same parties, as well as three additional directors, two of whom also are officers.
       Because these actions have only recently been filed, discovery has not begun. Most early litigation activity will involve plaintiffs' counsel's attempts to achieveconsolidation and support the existence and viability of a class. Accordingly, management is unable to predict the likelihood of its success on the merits of these cases but has instructed counsel to defend vigorously. The
       Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

   c. Regulatory Matters - In connection with a comprehensive review of its arrangements with Alliances and, the financing of Alliances as discussed further in Notes 2 and 17a, the Company delayed the filing of its Annual Report on Form 10-K with the Securities and Exchange Commission. Also, the Department of Insurance of the State of New York accelerated its normal statutory audit of the Company and is expected to consider the same issues which were reviewed by the Company, as well as other matters. It is not possible to predict the actions, if any, which may be taken by these or other regulatory bodies or the effects of those actions, if any, on the business operations or financial statements of the Company.

   d. Other - The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of management, the amount of loss that might be sustained, if any, would not have a material effect on the Company's consolidated financial statements.

   e. Lease - Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, are as follows:

                  Year        Amount

                  1996        $1,165,652
                  1997          1,098,498
                  1998             895,456
                  1999             665,104
                  2000             583,377
                  Thereafter            433,320

                  Total       $4,841,407



18.  STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

   The New York State Department of Health requires that WCNY maintain cash balances equal to the greater of 5 percent of expected annual medical costs or $100,000. At December 31, 1995 and
   1994, WCNY had required cash reserves of $8,241,017 and $6,584,286, respectively, included in other assets. Additionally, WCNY is required to maintain a statutory reserve for the protection of subscribers in the event WCNY is unable to meet its obligations. The reserve must be increased annually by an amount equal to at least 1 percent of the premiums earned limited, in total, to a maximum of 5 percent of premiums earned for the most recent calendar year. At December 31, 1995 and 1994, WCNY had a required statutory reserve of $4,366,191 and $2,903,326, respectively.

   WCMG is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. As a holding company, WellCare's ability to declare and pay dividends is dependent upon cash distributions from its subsidiaries which, with respect to WCNY, are limited by state regulations. Although such regulations do not specifically restrict WCNY from paying dividends, they require
   WCNY to be financially sound as determined by the New York State Departments of Health and Insurance, and thereby may preclude WCNY from paying dividends. Any transaction that involves five percent or more of WCNY's assets requires notice to the Commissioner and Superintendent of the Departments of Health and Insurance, respectively, and any transaction that involves 10% or more of
   WCNY's assets requires prior approval. Any decision to pay dividends in the future will be made by WellCare's Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and such other factors as the Board of Directors may deem relevant.

19.               SUPPLEMENTAL CASH FLOW DISCLOSURES

  Cash paid during the year for:

                    1995       1994      1993

Income taxes          $5,140,000          $3,952,226    $1,625,000

Interest              $1,387,298          $667,061      $549,875




  During 1995, 1994 and 1993, WellCare entered into capital leases for equipment in the amounts of $604,681, $321,293 and $1,195,578, respectively. Of the $1,195,578 of capital leases entered into by WellCare in 1993, $769,051 resulted from refinancing of previously existing capital lease obligations and $14,248 were capital leases assumed by WellCare as a result of the acquisition of Mid-Hudson Health Plan, Inc.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, due from affiliates - net, advances to participating providers, other receivables - net, restricted cash, other non-current assets, due from affiliate, accounts payable and accrued expenses approximate their fair values.

  The fair value of notes receivable consisting primarily of advances to medical practices, is not materially different from the carrying value for financial statement purposes. In making this determination, the Company used interest rates based on an estimate of the credit worthiness of the medical practice.

  The carrying amount of long-term debt, the majority of which bears interest at floating rates, are also assumed to approximate their fair value.

21.  SUBSEQUENT EVENTS

   a. On January 19, 1996 the Company announced the completion of a private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31,
      2002 with the 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co. The Note accrues interest at the rate of 6% per annum, payable quarterly by the Company.
      The principal amount of the Note is payable in one amount on December 31, 2002. The Note is subject to certain mandatory redemption at the option of the holder of the Note upon certain changes in control of the Company. In addition, the Note is subject to certain optional redemptions at the option of the Company after the fourth anniversary of the date of the Note. By its terms, the Note is subordinated to all senior indebtedness of the Company. As of May 14, 1996, the Company was in negotiation with the holder of this Note to amend certain terms, including the conversion price.

   b. In response to the Company's late filing of its Annual Report on Form 10-K with the Securities and Exchange Commission, during April 1996, Key Bank froze all borrowings under the
      Company's $15,000,000 revolving line of credit pending submission of the Company's audited financial statements. In addition, Key Bank granted the Company a waiver of any and all financial convenants for the periods ending December 31, 1995, and March 31, 1996. The Company is in the process of renegotiating the line-of-credit with Key Bank. Management anticipates that the new terms will be finalized prior to June 30, 1996.


22.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   Selected unaudited data reflecting the Company's consolidated results of operations for each of the last eight quarters are shown in the following table (dollars in thousands):


1995
                               1st      2nd        3rd      4th
                               (Restated)(2)     (Restated)(2)
(Restated)(2)

Total revenue                    $34,875           $36,902
$40,112        $40,977
Total expenses                   32,035            33,398
36,083         48,561
Income (loss) from operations    2,840             3,504
4,029          (7,584)
Income (loss) before extraordinary

credit and cumulative effect of a

change in accounting principle            1,675             2,067
    2,388          (4,458)
Net income (loss)                1,675             2,067
2,388          (4,458)
Income (loss) per share before
extraordinary credit and
cumulative effect of a change
in accounting principle          0.27              0.33       0.38
         (0.71)
Net income (loss) per share      0.27              0.33       0.38
         (0.71)




1994
                                1st      2nd      3rd      4th
                                         (Restated)(2)


Total revenue                    $29,211           $29,707
  $31,021  $32,643
Total expenses                   27,064   31,918   28,412
29,327(1)
Income (loss) from operations    2,147    (2,211)  2,609    3,316
Income (loss) before extraordinary credit
and cumulative effect of a
change in accounting principle   1,255    (1,313)  1,561    1,956
Net income (loss)                1,255    (1,313)  1,561    1,956
Income (loss) per share before

extraordinary credit and
cumulative effect of a change
in accounting principle           0.20              (0.20)
   0.25           0.31
Net income (loss) per share       0.20              (0.20)
   0.25           0.31



   The sum of the above quarterly amounts may not equal reported year to date amounts due to rounding.
   (1) Includes the recovery of $2.7 million from primary care physicians in settlement of the deficits in their 1994 capitation accounts incidental to the restructuring of WCNY's contractual capitation arrangements with the majority of
its primary care physicians effective October 1, 1994.

    (2) Results of operations for the second calendar quarter of 1994 have been restated by $4,711,667, $2,779,912, after applicable income tax effects, ($0.44 per share) as referred to in note 2. In addition, as referred to in Note
2, medical expense has been decreased and income from operations increased by $123,592, $518,385, and $537,898, respectively in each of the first three calendar quarters of fiscal 1995.  After
applicable income tax effects, this amounts to $72,329 ($0.01 per share), $305,846 ($0.05 per share) and $318,776 ($0.05 per share)
for these quarters.  In addition,
                                the following unusual charges
occurred in the fourth calendar quarter of 1995: $5,130,000 reserve on the note receivable referred to in note 5, and approximately $744,000 in related advances;
                                approximately $2,000,000 in
increases to reserves for other notes and accounts receivable; approximately $600,000 in reserves for medical cost adjustment pools by New York State;
                                approximately $500,000 relating to
premiums; and approximately $700,000 relating to various adjustments to medical costs payable.

                                                           *****
THE WELLCARE MANAGEMENT GROUP, INC.






Schedule I






Condensed Financial Information of Registrant






Condensed Balance Sheets






As of December 31, 1995 and 1994






(in thousands)





















1995


1994






(Restated)


ASSETS






CURRENT ASSETS:






     Cash and cash equivalents
$279


$1,493


     Short-term investments
1,262


6,066


     Accounts receivable
1,614


1,267


     Prepaid expenses and other current assets
2,699


3,716


              TOTAL CURRENT ASSETS
5,854


12,542


INVESTMENT IN SUBSIDIARIES
22,661


16,513


PROPERTY AND EQUIPMENT - net
185


113


NOTES RECEIVABLE - LONG-TERM
5,470


3,115


OTHER ASSETS
5,009


444


              TOTAL
$39,179


$32,727









LIABILITIES AND SHAREHOLDERS' EQUITY






CURRENT LIABILITIES:






     Account and notes payable
$45


$1,900


     Current portion of long-term debt
910


414


     Accrued expenses and other
3,278


495


              TOTAL CURRENT LIABILITIES
4,233


2,809


LONG-TERM DEBT
2,953


423


OTHER LIABILITIES
189


189


              TOTAL LIABILITIES
7,375


3,421









SHAREHOLDERS' EQUITY:






     Common stock
63


63


     Additional paid-in capital
26,371


25,861


     Accumulated surplus
1,233


1,016


     Statutory reserve
4,360


2,903



32,027


29,843









    Unrealized gain (loss) on short-term investments
5


(104)









     Less:






           Notes receivable from shareholders
17


38


           Treasury stock - at cost
211


395


              TOTAL SHAREHOLDERS' EQUITY
31,804


29,306


              TOTAL
$39,179


$32,727









S - 1

THE WELLCARE MANAGEMENT GROUP, INC.






Schedule I






Condensed Financial Information of the Registrant




Condensed Statement of Operations






For the years ended December 31, 1995, 1994 and 1993




(in thousands)






















18 June 1905
17 June 1905
16 June 1905





(Restated)



REVENUE:






    Fee income

$14,569
$10,409
$6,623


    Interest income

1,306
510
253


    Other income

2,673
96
92


         TOTAL REVENUE

18,548
11,015
6,968









EXPENSES:






    General and administrative expenses
21,730
10,803
6,766


    Interest expense

323
128
116


    Other expense

79
31
11


         TOTAL EXPENSES

22,132
10,962
6,893









(LOSS) INCOME FROM OPERATIONS

(3,584)
53
75


PROVISION FOR INCOME TAXES

(1,762)
19
31


         NET (LOSS) INCOME BEFORE EQUITY





           IN INCOME IN SUBSIDIARIES

(1,822)
34
44


EQUITY IN INCOME IN SUBSIDIARIES NET






  OF TAXES

3,495
3,425
4,604


         NET INCOME

$1,673
$3,459
$4,648









S - 2

THE WELLCARE MANAGEMENT GROUP, INC.






Schedule I






Condensed Financial Information of the Registrant





Condensed Statement of Cash Flows






For the years ended December 31, 1995, 1994 and 1993





(in thousands)






















18 June 1905
17 June 1905
16 June 1905


CASH FLOWS FROM OPERATING ACTIVITIES:





    Net (loss)  income

($1,822)
$34
$44


    Depreciation and amortization

163
58
67


    Loss on sale of assets

53
31
         -


    Increase in accounts receivable

(347)
(400)
(116)


    Other - net

(3,475)
(2,494)
(1,310)


         NET CASH USED IN OPERATING ACTIVITIES
(5,428)
(2,771)
(1,315)


CASH FLOWS FROM INVESTING ACTIVITIES:





    Purchase of equipment

(121)
(30)
(46)


    (Increase) decrease in notes receivable
(2,355)
(3,036)
326


    Sale (purchase) of investments - net
4,804
(3,917)
(2,149)


         NET CASH PROVIDED BY (USED





           IN) INVESTING ACTIVITIES

2,328
(6,983)
(1,869)


CASH FLOWS FROM FINANCING ACTIVITIES:





    Increase (decrease) in long-term debt
3,026
(430)
(262)


    (Decrease) increase in accounts and notes payable
(1,855)
1,500
(703)


    Proceeds from issuance of stock and treasury stock - net
244
           -
21,049


    Cost of treasury stock purchased

           -
(395)
           -


    Proceeds from exercise of stock options
450
249
           -


    Other - net

21
(10)
(6,563)


         NET CASH PROVIDED BY FINANCING ACTIVITIES
1,886
914
13,521


NET (DECREASE) INCREASE IN CASH AND






  CASH EQUIVALENTS

(1,214)
(8,840)
10,337


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
1,493
10,333
(4)


CASH AND CASH EQUIVALENTS, END OF YEAR
$279
$1,493
$10,333
















S - 3

THE WELLCARE MANAGEMENT GROUP, INC.









Schedule II










VALUATION AND QUALIFYING ACCOUNTS









For the years ended December 31, 1995, 1994 and 1993







(in thousands)

















































Balance at




Balance at





Beginning




End of





of Period
Additions
Deductions
Period














Year ended December 31, 1995























Allowance for doubtful accounts
$
682
$
6,706
$
               -
$
7,388






































Year ended December 31, 1994























Allowance for doubtful accounts
$
359
$
323
$
               -
$
682






































Year ended December 31, 1993























Allowance for doubtful accounts
$
150
$
209
$
               -
$
359

                         INDEX TO EXHIBITS


Sequentially

Numbered
Exhibit No.              Description of Document
      Page

3.1 -     Copy of Registrant's Restated Certificate of
Incorporation.      (1)

3.1a -         Copy of Certificate of Amendment to Restated
Certificate
               of Incorporation.
(4)

3.2 -     Copy of Registrant's By-Laws.
(1)

3.2a -         Copy of Registrant's Amended By-Laws
       80

10.1 -         Copy of Registrant's Amended and Restated 1993
Incentive
               and Non-Incentive Stock Option Plan, including form
of option.   (4)

10.2a -        Copy of Employment Contract dated January 1, 1994,
between
               Registrant and Edward A. Ullmann.
  (3)

10.2b -        Copy of Amendment to Employment Contract dated
January 1, 1996,
               between Registrant and Edward A. Ullmann.*
  93

10.2c -        Copy of Amendment to Employment Contract dated
January 1, 1996,
               between Registrant and Edward A. Ullmann. *
  95

10.4a -        Copy of Employment Contract dated January 1, 1994
between
               Registrant and Robert E. Goff.
  (2)

10.6a -        Copy of Employment Contract dated January 1, 1995,
               between Registrant and G. William Strein.
       (3)

10.8a -        Copy of Employment Contract dated January 1, 1995,
between
               Registrant and Peter G. Kraft.
  (3)

10.11 -        Form of Agreement between WellCare of New York,
Inc. and
               Primary Care Physicians.
  (1)

10.12 -        Form of Agreement between WellCare of New York,
Inc.
               and Specialists.
 (1)

10.13 -        Form of Agreement between WellCare of New York,
Inc. and
               Hospitals.
  (1)

10.14 -        Form of Medicaid Contract between WellCare of New
York, Inc.
               and various counties of the New York State
Department of
               Social Services.
  (1)

                         INDEX TO EXHIBITS

Sequentially

Numbered
Exhibit No.              Description of Document
      Page

10.15a -  Copy of restated Agreement dated March 1, 1994, between
WellCare
               Administration, Inc., and Diversified
Pharmaceuticals, Inc.                (3)

10.16a -  Copy of Reinsurance Agreement effective November 1,
1993,
               between Registrant and Preferred Life Insurance
Company
                of New York
  (3)

10.17b -  Copy of Agreement dated January 1, 1991, between
Registrant
               and FirstCare Physician Associates, P.C.
           (1)

10.18 -   Copy of Preoperational Management Agreement dated March
15,
               1993, between WellCare Administration, Inc. and
Extended
               Benefits, Inc., a New Jersey TPA.
       (1)

10.19 -        Copy of Asset Purchase Agreement dated February 25,
1993,
               between WellCare of New York, Inc. and Mid-Hudson
Health
               Plan, Inc.
  (1)

10.20a -       Copy of Agreements dated January 1, 1993 and July
1, 1993,
               respectively, between Park West Entertainment, Inc.
("PWE")
               and Registrant.
 (1)

10.20b -       Copy of Agreement dated January 1, 1992, with
Addendum dated
               January 1, 1993, between PWE and WellCare of New
York, Inc.          (1)

10.20c -       Copy of Agreements dated January 1, 1992, with
Addendum dated
               January 1, 1993, and July 1, 1992, respectively,
between PWE
               and Mid-Hudson Health Plan, Inc.
       (1)

10.20d -       Copy of Promissory Note dated September 1, 1992
issued by PWE
               to Registrant.
  (1)

10.21 -        Copy of Agreement of Lease dated March 1990,
between WellCare
               of New York, Inc., as tenant, and Donald E. Axinn,
as Landlord,
               relating to lease of office space in Newburgh, New
York.            (1)

10.22 -        Copy of Lease dated February 1, 1993, between
WellCare of New
               York, Inc., as Tenant, and Huntington Associates,
as Landlord,
               relating to lease of office space in Albany, New
York.          (1)

10.24 -        Copy of Full Risk Capitation Agreement between AMB
Medical
               Services, P.C. and WellCare of New York, Inc.
           (3)

                         INDEX TO EXHIBITS


Sequentially

Numbered
Exhibit No.              Description of Document
      Page

10.25 -   Copy of  Full Risk Capitation Agreement between Dutchess
               Family Medicine, P.C. and WellCare of New  York,
Inc.           (3)

10.26 -   Copy of Full Risk Capitation Agreement between Hudson
Valley
               Family Health, P.C. and WellCare of New York, Inc.
           (3)

10.26a -  Copy of Full Risk Capitation Agreement between Hudson
Valley
               Family Health, P.C. and WellCare of New York, Inc.
dated
               October 1, 1995, (supersedes Exhibit 10.26).
       97

10.27 -   Copy of Full Risk Capitation Agreement between Valley
Medical
               Services, P.C. and WellCare of New York, Inc.
           (3)

10.27a -  Copy of Full Risk Capitation Agreement between Valley
Medical
               Services, P.C. and WellCare of New York, Inc. dated October 1, 1995, (supersedes Exhibit 10.27).
     112

10.28 -   Form of Agreement between WellCare of New York, Inc.
               and Network Physician.
 (3)

10.29 -   Form of Agreement between WellCare of New York, Inc.
               and Consulting Physician.
       (3)

10.29a -  Form of Agreement between WellCare of New York, Inc.
               and Consulting Physician, (supersedes Exhibit
10.29).           127

10.30-         Form of Agreement between WellCare of New York,
Inc. and
               Hospital
(3)

10.30a -  Form of Agreement between WellCare of New York, Inc. and
                                     Hospital, (supersedes Exhibit
10.30).                     141

10.31 -   Copy of Asset Option Agreement between  Registrant
               and Managed Care Administrators, Inc.
     (3)

10.32 -   Copy of Consulting Services Agreement between Registrant
               and FHP International Consulting, Inc.
     (3)

10.33 -   Copy of Employment Contract dated May 24, 1994 between
               Registrant and Marystephanie Corsones.
     (3)

                         INDEX TO EXHIBITS


Sequentially

Numbered
Exhibit No.              Description of Document
      Page

10.33a -  Copy of Amendment to Employment Contract dated January
1,
               1996, between Registrant and Marystephanie
Corsones.*           155

10.34 -   Copy of Employment Contract dated January 1, 1994,
               between Registrant and Patrick Arlantico.
            (3)

10.34a -  Copy of Acceptance of Resignation dated March 1, 1996, between Registrant and Patrick Arlantico.
            157

10.35 -   Copies of Stock Purchase Warrants issued by Registrant
to
                J.J. Farrell  Associates, Inc.
            (3)

10.36 -   Copy of Lease Agreement dated November 7, 1994 between
Catskill
               Medical Associates, PC and WellCare Development,
Inc.           (3)

10.37 -   Copy of Lease Agreement dated October 14, 1994 between
Richard
               Bulger and WellCare Development, Inc.
     (3)

10.38 -   Copy of Management Agreement dated July 1,1994 between
Registrant
                and its Wholly owned Subsidiary, WellCare of
Connecticut, Inc.      (3)

10.39 -   Copy of Key Bank Loan Documents: Line-of-Credit Note and
Guaranty
               of Payment and Performance in the amount of
$8,000,000.00
               dated June 28, 1995; Line-of-Credit Note and
Guaranty of
               Payment and Performance in the amount of
$10,000,000.00
               dated June 28, 1995; Loan Agreement Among
Registrant and
               Subsidiaries and Key Bank of New York in the amount
of
               $15,000,000.00 dated June 28, 1995.
     (4)

10.39a -  Copy of Modifications to two of the Financial Loan
Covenants
               governing the $15,000,000.00 Revolving Credit
Facility
               Between Registrant and Key Bank of New York.
     159

10.39b -  Copy of Clarification of Definition of Additional Bank
Debt
               Per Key Bank Loan Agreement.
 161

10.39c -  Copy of Key Bank correspondence granting a 30-day
extension
               of time to the requirements outlined in Article 6,
Section
               3 of the $15,000,000.00 Loan Agreement dated June
28,
               1995.
  163

10.39d -  Copy of Key Bank correspondence waiving certain
financial
               covenants in the Loan Agreement dated June 28,
1995.            165
                         INDEX TO EXHIBITS


Sequentially

Numbered
Exhibit No.              Description of Document
      Page

10.40 -   Copy of Note Purchase Agreement by and between
Registrant and
               The 1818 Fund II, L.P.
 (5)

10.41 -   Copy of 6% Subordinated Convertible Note Due December
31, 2002
               between Registrant and The 1818 Fund II, L.P.
           (5)

10.42 -   Copy of Registration Rights Agreement between Registrant
and
               The 1818 Fund II, L.P.
 (5)

10.43 -   Copy of Asset Purchase Agreement between WellCare
Medical
               Management, Inc. and Primergy, Inc. dated June 30,
1995.            168

10.44 -   Copy of Bill of Sale between WellCare Medical
Management, Inc.
               and Primergy, Inc. dated June 30, 1995.
     185

10.45 -   Copy of Promissory Note in the amount of $5,130,000
between
               WellCare Medical Management, Inc. and Primergy,
Inc.
               dated June 30, 1995.
       189

10.46 -   Copy of Note Agreement between WellCare Medical
Management,
               Inc. and Primergy, Inc. dated June 30, 1995.
            197

10.47 -   Form of Guaranty and Guarantor Pledge Agreement between
               an individual and WellCare Medical Management, Inc.
           206

10.48 -   Copy of Loan Agreement among and between Managed Care
               Administrators, Inc. and Registrant and First
National Bank
               of the Hudson Valley in the amount of $1,500,000.00
dated
               November 28, 1994.
  230

10.49 -   Copy of Quota Share Reinsurance Agreement between
Registrant
               and Allianz Life Insurance Company of North America
dated
               September 1, 1995.
  242

11 -      Computation of Per Share Earnings.
       250

22 -      List of Subsidiaries.
       252

23ii -         Consent of Independent Auditors
           254



(1) Incorporated by reference to the same exhibit in Registrant's Registration Statement on Form S-1 (File No. 33-61012)

                         INDEX TO EXHIBITS


Sequentially

Numbered
Exhibit No.              Description of Document
      Page

(2) Incorporated by reference to the same exhibit in Registrant's Annual Report on Form 10-K for the year ended
     December 31, 1993.
(3) Incorporated by reference to the same exhibit in Registrant's Annual Report on Form 10-K for the year ended
     December 31, 1994.
(4) Incorporated by reference to the same exhibit in Registrant's Report on Form 10-Q for the period ended June 30,
     1995.
(5) Incorporated by reference to the same exhibit in Registrant's Report on Form 8-K dated January 19, 1996.

* Denotes Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this
     Annual Report on Form 10-K.