Form 10-Q
period 1996-03-31
WELLCARE MANAGEMENT GROUP INC
filed 1996-05-31
CIK 900630

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   INDEX TO FORM 10-Q
                                                            Page
Part I - Consolidated Financial Information

     Item 1         Financial Statements

               Consolidated Balance Sheets
                    at March 31, 1996 and
                    December 31,
1995...........................................   3

               Consolidated Statements of Operations
                    for the Three Months Ended
                    March 31, 1996 and
1995....................................     4

               Consolidated Statements of Cash Flows
                    for the Three Months Ended
                    March 31, 1996 and
1995....................................     5

               Consolidated Statements of Shareholders' Equity
                    for the Three Months Ended
                    March 31,
1996................................................   6

               Notes to Consolidated Financial
Statements........................   7

     Item 2         Management's Discussion and Analysis
                    of Financial Condition and
                    Results of
Operations..........................................   13

Part II - Other Information

     Item 1         Legal
Proceedings.......................................................    17

     Item 2         Changes in
Securities...................................................    17

     Item 3         Defaults Upon Senior
Securities......................................       17

     Item 4         Submission of Matters to a
                 Vote of Security
Holders.............................................   17

     Item 5         Other
Information......................................................     17

     Item 6         Exhibits and Reports on Form 8-K...............   18

Signatures............................................................19

Index to Exhibits.....................................................20

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES




CONSOLIDATED BALANCE SHEETS






(in thousands, except share data)

















March 31,
December 31,






1996
1995






(Unaudited)




ASSETS







CURRENT ASSETS:







     Cash and cash equivalents

$14,862
$5,456



     Short-term investments - available for sale
1,253
1,261



     Accounts receivable (net of allowance for doubtful




        accounts of $1,300 in 1996 and $1,166 in 1995)
12,692
13,941



     Due from affiliates - net

45
50



     Advances to participating providers

2,436
3,078



     Other receivables (net of allowance for doubtful




        accounts of $744 in 1996 and $744 in 1995)
5,921
4,645



     Prepaid expenses and other current assets (net of




         allowance for doubtful accounts of $855 in 1996




         and $534 in 1995)

7,090
5,109



              TOTAL CURRENT ASSETS

44,299
33,540











PROPERTY AND EQUIPMENT
(net of accumulated





        depreciation and amortization of $4,070 in 1996




        and $3,711 in 1995)

12,843
12,993











OTHER ASSETS:







     Restricted cash


8,241
8,241



     Notes receivable (net allowance for doubtful





        accounts of $4,275 in 1996 and $4,596 in 1995)
1,299
1,389



     Preoperational costs (net of accumulated






        amortization of $574 in 1996 and $349 in 1995)
3,121
3,232



     Other non-current assets (net of allowance for




        doubtful accounts of $348 in 1996 and 1995)





        and accumulated amortization of $371 in 1996




        and $301 in 1995)

4,522
3,817



     Due from affiliates


160
173



     Goodwill (net of accumulated amortization of





        $1,230 in 1996 and $1,066 in 1995)

8,500
8,626



              TOTAL


$82,985
$72,011











LIABILITIES AND SHAREHOLDERS' EQUITY






CURRENT LIABILITIES:







     Current portion of long-term debt

$977
$1,547



     Medical costs payable

10,796
14,030



     Accounts payable


1,168
702



     Accrued expenses


1,320
1,453



     Other current liabilities

229
15



     Unearned income


3,475
3,060



              TOTAL CURRENT LIABILITIES

17,965
20,807











LONG-TERM LIABILITIES:







     Long-term debt


32,936
19,209



     Other liabilities


2
191



              TOTAL LIABILITIES

50,903
40,207



COMMITMENTS AND CONTINGENCIES


  -
                   -


SHAREHOLDERS' EQUITY:







     Class A Common Stock ($.01 par value; 1,594,247 and




        1,599,109 shares authorized, 1,479,257 and 1,484,119




        shares issued and outstanding at March 31, 1996




        and December 31, 1995 , respectively)

15
15



     Common Stock ($.01 par value; 20,000,000 shares




        authorized, 4,832,985 and 4,807,725 shares issued at




        March 31, 1996 and December 31, 1995,
respectively)
48
48



     Additional paid-in capital

26,624
26,371



     Retained earnings


1,261
1,233



     Statutory reserve


4,360
4,360






32,308
32,027



     Unrealized gain (loss) on short-term investments
(2)
5



     Less:







           Notes receivable from shareholders

17
17



           Treasury stock (at cost; 14,066 and 14,266 shares




              of Common Stock at March 31, 1996 and




              December 31, 1995, respectively)
207
211



              TOTAL SHAREHOLDERS' EQUITY

32,082
31,804



              TOTAL


$82,985
$72,011



















See accompanying notes to consolidated financial statements.












3

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES




CONSOLIDATED STATEMENTS OF OPERATIONS






(in thousands, except per share amounts)





(Unaudited)















Three Months Ended March 31,




19 June 1905

18 June 1905






(Restated)


REVENUE:






    Premiums earned

$40,051

$33,840


    Administrative fee income

766

185


    Income from affiliates

68

63


    Interest and investment income

360

208


    Other income

322

579


         TOTAL REVENUE

41,567

34,875









EXPENSES:






    Medical expenses

32,538

26,349


    General and administrative expenses
7,502

4,811


    Depreciation and amortization expense
818

467


    Interest expense

550

254


    Expenses paid to affiliates

113

108


    Other expenses - net


   -

47


         TOTAL EXPENSES

41,521

32,036









INCOME BEFORE INCOME TAXES

46

2,839


PROVISION FOR INCOME TAXES

18

1,164


NET INCOME

$28

$1,675
















NET EARNINGS PER SHARE

$0.00

$0.27









Weighted average shares of common and






   common stock equivalents outstanding
6,289

6,236
















See accompanying notes to consolidated financial statements.

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES






CONSOLIDATED STATEMENTS OF CASH FLOWS







(in thousands)







(Unaudited)

























Three Months Ended March 31,








1996

1995










(Restated)


CASH FLOWS FROM OPERATING ACTIVITIES:








Net income


$28

$1,675



Adjustments to reconcile net income to net








  cash provided by operating activities:









Depreciation and amortization


818

467




Increase in deferred taxes


19

51




Loss on sale of assets and others


                 -
26



Changes in assets and liabilities - net of effects of acquistion:






Decrease (increase) in accounts receivable  - net

1,249

(1,748)




Decrease in medical costs payable


(3,234)

(2,413)




Decrease (increase) in due to/from affiliates - net

19

(13)




Increase in other receivables


(1,101)

(1,070)




Increase in accounts payable, accrued expenses








    and other current liabilities


568

6




Increase in prepaid expenses and other


(1,870)

(104)




Increase in unearned income


414

901




Decrease in advances to participating providers

642

61




(Increase) decrease in other non-current assets - excluding






    preoperational costs and accounts and other receivables
(1,061)

31




Other - net


(260)

(40)





NET CASH USED IN OPERATING ACTIVITIES

(3,769)

(2,170)


CASH FLOWS FROM INVESTING ACTIVITIES:








Purchase of equipment


(208)

(1,099)



Decrease in notes receivable


83

69



Sale of investments


8

1,109



Purchase of investments


                 -
(149)



Increase in preoperational costs


(115)

(564)



Payments to acquire MCA, net of cash acquired

                 -
(215)



Other investing activities


(8)

60





NET CASH USED IN INVESTING ACTIVITIES

(240)

(789)


CASH FLOWS FROM FINANCING ACTIVITIES:








Proceeds from issuance of stock and treasury stock - net

3


    -



Cost of treasury stock purchased


                 -

    -



Proceeds from exercise of stock options


254

126



Proceeds from notes payable and long-term debt

20,335

5,873



Repayment of notes payable and long-term debt

(7,177)

(1,309)



Other financing activities


                 -
14





NET CASH PROVIDED BY FINANCING ACTIVITIES

13,415

4,704


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

9,406

1,745


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD


5,456

2,293


CASH AND CASH EQUIVALENTS, END OF PERIOD


$14,862

$4,038













SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:







Income taxes paid


$398

$226



Interest paid


1,793

1,111













See accompanying notes to consolidated financial statements.

















5

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES









CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY










For the Three Months Ended March 31, 1996










(in thousands)











(Unaudited)































Unrealized







Class A

Additional


Gain (Loss)
Notes

Total




Common
Common
Paid-in
Retained
Statutory
on Short-term
Receivable
Treasury
Shareholders'




Stock
Stock
Capital
Earnings
Reserve
Investments
Shareholders'
Stock
Equity















BALANCE, DECEMBER 31, 1995
$15
$48
$26,371
$1,233
$4,360
$5
($17)
($211)
$31,804



Issuance of treasury stock


1




4
5



Exercise of stock options


252





252



Net change of valuation allowance












    on short-term investments





(7)


(7)



Net income



28




28


BALANCE, March 31, 1996
$15
$48
$26,624
$1,261
$4,360
($2)
($17)
($207)
$32,082

  The WellCare Management Group, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements
                      (Unaudited)

1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at March 31, 1996, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1996. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

2.    Prior Period Restatement

     In the second quarter of 1994, two entities which were predecessors to the regional health care delivery networks
contracted by WellCare of New York, Inc. ("WCNY")      to provide
health care services to WCNY's members (the "Alliances"), made payments of approximately $2,879,000 to providers in connection
with the close out of the 1993     group risk accounts and to
                                   resolve certain disputed
                                   amounts between the Company
                                   and certain providers, which
                                   payments might otherwise have
                                   been made by the Company.
                                   Additionally, these entities
                                   paid approximately $1,833,000
                                   directly to the Company in
                                   payment of 1993 provider
                                   deficits which would otherwise
                                   have been due to the Company
                                   directly from the providers.
                                   As originally reported in its
                                   1994 financial statements, the
                                   Company recorded the
                                   $1,833,000 received as a
                                   reduction of medical expense,
                                   and the Company did not record
                                   as medical expense, the
                                   $2,879,000 paid directly to
                                   the providers by these
                                   entities.

     In March 1996, accounting personnel of the Company were
informed that Mr. Edward      A. Ullmann, then Chairman of the
                              Board, Chief Executive Officer and
                              President of the Company, (Mr.
                              Ullmann resigned as Chairman and
                              Chief Executive Officer on April 30,
                              1996), personally had guaranteed in
                              his individual capacity two loans,
                              each in the amount of $2,700,000,
                              made by banks to these two entities,
                              the proceeds of which were used to
                              fund the aggregate payments of
                              approximately $4,712,000 referred to
                              above.  After a review of the
                              relevant circumstances, the Company
                              elected to restate its 1994
                              financial statements by recording an
                              additional $4,712,000 in medical
                              expense and establishing an
                              additional medical expense accrual.
                              Since there are no specific amounts
                              payable by the Company as a result
                              of these transactions, the
                              additional medical expense accrual
                              will be accounted for as an offset
                              to medical expense in future periods
                              as these bank loans are paid down.
                              A reduction of medical expense of
                              approximately $627,000 and $124,000
                              were recorded in the first quarter
                              of 1996 and 1995, respectively, as a
                              result of the reductions in the
                              amounts of these bank loans.


3.   Short-Term Investments:

     The Company has determined that its short-term investments, consisting primarily of state and municipal obligations might be sold prior to maturity to support the Company's investment strategies. Such investments have, therefore, been classified as available for sale. The basis for available for sale securities is market value. The separate component of shareholders' equity representing unrealized losses on investments available for sale was approximately $2,000 and $5,000 at March 31, 1996 and December 31, 1995,
     respectively.

4.   Acquisition of Managed Care Administrators, Inc.

     On March 31, 1995, pursuant to an option for which it had paid $200,000 in November 1994, the Company acquired the assets and assumed certain liabilities of Managed Care Administrators, Inc. ("MCA"), a company engaged in managing a network of primary care physicians who provide health care services to Medicaid recipients in New York City. The purchase price consisted of $500,000 in cash, the assumption of certain liabilities and WellCare's agreement to pay an earn-out not to exceed $1,500,000, whereby MCA is to be paid each calendar year an amount equal to twenty percent (20%) of the pre-interest, pre-tax net income generated by the option assets and liabilities. The excess of $668,750, representing the sum of the $500,000 cash portion of the purchase price and the unamortized portion of the option at March 31, 1995, over the $1,055,100 fair value of the net liabilities assumed was approximately $1,724,000 at December 31, 1995. In the first quarter of 1996 additional goodwill in the amount of approximately $38,000 was recognized as a result of the obtaining of additional information which allowed the Company to more accurately quantify the net realizable value of certain assets purchased from MCA.

5.   Sale of Wellcare Medical Management, Inc.

     In June 1995, the Company contributed approximately $5.1
million to its then wholly-                    owned
                                               subsidiary,
                                               WellCare
                                               Medical
                                               Management, Inc.
                                               ("WCMM")
                                               which
                                               was
                                               engaged
                                               in
                                               managing
                                               physician
                                               practices, and
                                               then
                                               sold
                                               WCMM for
                                               cash of
                                               $.6
                                               million
                                               and a
                                               note
                                               receivable of
                                               $5.1
                                               million.
                                               A gain
                                               of
                                               approximately
                                               $144,000
                                               was
                                               deferred
                                               pending
                                               the
                                               repayment of the
                                               note.
                                               The
                                               Company
                                               has a
                                               five
                                               year
                                               option
                                               to
                                               acquire
                                               the
                                               Buyer at
                                               any time
                                               at a
                                               price
                                               determined by a
                                               formula
                                               based on
                                               the
                                               Buyer's
                                               results
                                               of
                                               operations.  The
                                               Company
                                               is in
                                               the
                                               process
                                               of re-negotiating the
                                               terms of
                                               this
                                               option.

     The note receivable bears interest at a rate equal to prime
plus 2% (10.5% at March                        31,
                                               1996)
                                               with
                                               interest
                                               payable
                                               monthly
                                               through
                                               July 31,
                                               1996
                                               and,
                                               thereafter,
                                               principal and
                                               interest
                                               monthly
                                               through
                                               July 31,
                                               2000.
                                               The
                                               Buyer is
                                               seeking
                                               additional
                                               financing, and
                                               is
                                               contractually
                                               obligated to pay
                                               the note
                                               receivable from
                                               such
                                               proceeds.
                                               Through
                                               May 30,
                                               1996
                                               such
                                               financing has
                                               not
                                               taken
                                               place.
                                               In view
                                               of the
                                               Buyer's
                                               operating losses
                                               and
                                               advances
                                               to the
                                               Alliances, the
                                               Company
                                               has
                                               obtained
                                               from
                                               certain
                                               of the
                                               Buyer's
                                               equity
                                               holders
                                               personal
                                               guarantees of
                                               the
                                               notes
                                               and
                                               pledges
                                               of
                                               collateral to
                                               secure
                                               these
                                               guarantees.
                                               Nevertheless, in
                                               view of
                                               the
                                               Buyer's
                                               financial
                                               condition and
                                               difficulties
                                               inherent
                                               in the
                                               collection of
                                               personal
                                               guarantees and
                                               realization of
                                               collateral, the
                                               Company
                                               has
                                               elected
                                               to fully
                                               reserve
                                               the note
                                               receivable at
                                               March
                                               31,
                                               1996.
                                               In
                                               addition, the
                                               Company
                                               has
                                               elected
                                               to
                                               reserve
                                               other
                                               receivables from
                                               the
                                               Buyer.

6.   Income Taxes

     The provision for income taxes contains a charge for Federal and State taxes at an effective rate of 40.0% and 41.0% for the three months ended March 31, 1996 and 1995, respectively.

7.   Stock Options

     The Company's stock option plan (the "Plan"), as amended,
has 456,028 shares reserved for                issuance, as of
                                               March
                                               31,
                                               1996,
                                               upon
                                               exercise
                                               of
                                               options
                                               granted
                                               thereunder,
                                               Incentive stock
                                               options,
                                               as
                                               defined
                                               in
                                               Section
                                               422 of
                                               the
                                               Internal
                                               Revenue
                                               Code,
                                               may be
                                               granted
                                               to
                                               employees and
                                               non-incentive stock
                                               options
                                               may be
                                               granted
                                               to
                                               employees,
                                               directors and
                                               such
                                               other
                                               persons
                                               as the
                                               Compensation
                                               Committee
                                               appointed by the
                                               Board of
                                               Directors (the
                                               "Committee")
                                               determines will
                                               contribute to
                                               the
                                               Company's
                                               success,
                                               at
                                               exercise
                                               prices
                                               equal to
                                               (I) in
                                               the case
                                               of
                                               incentive
                                               options,
                                               not less
                                               than
                                               100% of
                                               the fair
                                               market
                                               value of
                                               the
                                               Common
                                               Stock on
                                               the date
                                               of
                                               grant,
                                               and (ii)
                                               in the
                                               case of
                                               non-incentive
                                               options,
                                               not less
                                               than 75%
                                               of such
                                               fair
                                               market
                                               value.
                                               In
                                               addition
                                               to
                                               selecting the
                                               optionee, the
                                               Committee
                                               determines the
                                               number
                                               of
                                               shares
                                               of
                                               Common
                                               Stock
                                               subject
                                               to each
                                               option,
                                               the term
                                               thereof,
                                               which
                                               may not
                                               exceed
                                               ten (10)
                                               years,
                                               the time
                                               or times
                                               when the
                                               non-incentive option
                                               becomes
                                               exercisable and
                                               otherwise
                                               administers the
                                               Plan.
                                               Incentive stock
                                               options
                                               are
                                               exercisable
                                               cumulatively at
                                               the rate
                                               of 25%
                                               per year
                                               commencing one
                                               (1) year
                                               from the
                                               date of
                                               grant.
                                               Incentive
                                               options
                                               expires
                                               six (6)
                                               months
                                               after
                                               the date
                                               of
                                               termination of a
                                               holders'
                                               employment by
                                               reason
                                               of
                                               death,
                                               disability or
                                               retirement at or
                                               after
                                               the age
                                               of 65
                                               (or such
                                               earlier
                                               date as
                                               the
                                               option
                                               by its
                                               terms
                                               would
                                               have
                                               expired)
                                               and on
                                               the date
                                               of
                                               termination of
                                               the
                                               holder's
                                               employment for
                                               any
                                               other
                                               reason.

     The Plan also provides for the grant of non-incentive stock options to outside directors upon their election, re-election or appointment to the Board of Directors to purchase 3,000 shares of Common Stock at an exercise price equal to 75% of the fair market value of the Common Stock on the date of grant. Such options are for a term of five
     (5) years, are exercisable at the cumulative rate of 33% per year commencing one (1) year from the date of grant and expire three (3) months following the date on which such holder ceases to be a director or such earlier date as the option by its terms would have expired/

     Options to purchase 364,876 shares of Common Stock at exercise prices ranging from $11.75 to $24.50 per share were outstanding under the Plan on March 31, 1996, of which options to purchase 14,00 shares at an exercise price of $21.50 had been granted in the first quarter of 1996. Of the total options outstanding at March 31, 1996, options to purchase 71,879 shares were exercisable.

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

8.   Notes Payable and Long-Term Debt

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

     In response to the Company's late filing of its Annual
     Report on Form 10-K with the Securities and Exchange
     Commission, during April 1996, Key Bank froze all borrowings under the Company's $15,000,000 revolving line of credit pending submission of the Company's audited financial statements. In addition, Key Bank granted the Company a waiver of any and all financial covenants for the periods ending December 31, 1995, and March 31, 1996. The
     Company is in the process of renegotiating the line-of-credit with Key Bank. Management anticipates that the new terms will be finalized prior to June 30, 1996. As of May
     30, 1996, the outstanding borrowing on the line was $3.1 million.

     In February 1996, the Company's wholly-owned subsidiary, WellCare Development, Inc., incurred additional mortgage indebtedness on a building to be used primarily for office space for the Company. The additional indebtedness, of $335,000, is due on March 1, 2001 with a fixed interest rate of 8.25%.

9.   Commitments and Contingencies

      a.  The Alliances commenced operations in the fourth
quarter of 1994.  Based on                     information
                                               furnished to the
                                               Company
                                               by the
                                               Alliances, the
                                               Alliances have
                                               operated
                                               at a
                                               deficit
                                               since
                                               inception.  This
                                               deficit
                                               resulted
                                               from
                                               medical
                                               expense
                                               obligations
                                               assumed
                                               from
                                               WellCare
                                               by the
                                               Alliances upon
                                               their
                                               formation,
                                               medical
                                               expenses
                                               for
                                               incurred
                                               but not
                                               reported
                                               losses
                                               which
                                               were in
                                               excess
                                               of
                                               amounts
                                               estimated at the
                                               time of
                                               their
                                               formation, and
                                               operating losses
                                               since
                                               their
                                               formation.  The
                                               deficit
                                               is
                                               approximately
                                               $16,000,000 at
                                               December
                                               31, 1995
                                               based on
                                               unaudited
                                               financial
                                               results
                                               of the
                                               Alliances.  The
                                               Alliances have
                                               financed
                                               these
                                               deficits
                                               through
                                               a
                                               combination of
                                               the lags
                                               inherent
                                               in the
                                               receipt,
                                               adjudication,
                                               and
                                               payment
                                               of
                                               claims
                                               as well
                                               as
                                               further
                                               deferral
                                               of claim
                                               payments
                                               and
                                               borrowings from
                                               Buyer
                                               referred
                                               to in
                                               note 5.
                                               In
                                               addition, a
                                               $3,000,000 bank
                                               line of
                                               credit
                                               was
                                               entered
                                               into by
                                               the
                                               Buyer on
                                               December
                                               28,
                                               1995,
                                               which
                                               was
                                               guaranteed by
                                               Mr.
                                               Ullmann
                                               in his
                                               personal
                                               capacity.  In
                                               May
                                               1996,
                                               the
                                               Alliances
                                               committed to the
                                               institution of a
                                               fee
                                               withhold
                                               program,
                                               effective July
                                               1, 1996,
                                               as
                                               permitted under
                                               its
                                               contracts with
                                               physicians, to
                                               withhold
                                               payments
                                               otherwise
                                               payable
                                               to
                                               referral
                                               physicians by
                                               approximately
                                               15% to
                                               22%,
                                               depending on the
                                               geographic
                                               location
                                               of the
                                               physician.
                                               Management of
                                               the
                                               Alliances and
                                               WellCare
                                               believe
                                               that
                                               this
                                               withhold
                                               program
                                               will
                                               enable,
                                               the
                                               Alliances to
                                               maintain
                                               their
                                               operations and
                                               reduce
                                               their
                                               accumulated
                                               deficits
                                               in 1996
                                               and
                                               substantially
                                               eliminate them
                                               in 1997.

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

     b. Class Action Litigation - Between April 1, 1996 and May 30, 1996, the Company as well as two if its officers who also are directors were named as defendants in ten separate purported class actions filed in the United States District Courts for the Northern and Southern Districts of New York, two of which were filed on May 28, 1996. The complaints in these actions are virtually the same, alleging the defendants violated the federal securities laws by making alleged materially false and misleading statements, or withholding information, which artificially inflated the market price of the Company's common stock and caused investors to act to their detriment. An eleventh suit filed during the same period names as defendants the same parties, as well as three additional directors, two of whom also are officers. Because these actions have only recently been filed, discovery has not begun. Most early litigation activity will involve plaintiffs' counsel's attempts to achieve consolidation and support the existence and viability of a class. Accordingly, management is unable to predict the likelihood of its success on the merits of these cases but has instructed counsel to defend vigorously. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

     c. Regulatory Matters - In connection with a comprehensive review of its arrangements with Alliances and, the financing of Alliances as discussed further in Notes 2 and 9a, the Company delayed the filing of its Annual Report on Form 10-K with the Securities and Exchange Commission. Also, the Department of Insurance of the State of New York accelerated its normal statutory audit of the Company and is expected to consider the same issues which were reviewed by the Company, as well as other matters. It is not possible to predict the actions, if any, which may be taken by these or other regulatory bodies or the effects of those actions, if any, on the business operations or financial statements of the Company.

     d. Other - The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of management, the amount of loss that might be sustained, if any, would not have a material effect on the Company's consolidated financial statements.

10.  Fair Value of Financial Instruments

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

11.  Earnings Per Share

     Earnings per share calculations are based on a weighted average number of shares outstanding for the year and give effect to all outstanding stock options. No material dilutive securities existed at March 31, 1996 or 1995.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included in the quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. As a result of the restatement of prior period operating results, the medical expense for the three month period ended March 31, 1995 has been reduced from the previously reported amounts (See Note 2 of "Notes to Consolidated Financial Statements").

     The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the periods indicated:


       Three Months Ended March 31,


                         1996
                         1995
                      (Restated)


                       Revenue:




                                       Premium earned
                                                96.4%
                                                97.0%


                            Interest and other income
                                               3.6
                                               3.0


                                        Total revenue
                                                    100.0

                                             100.0







Expenses:




   Hospital services
                                              19.1
                                              17.6


                                   Physician services
                                              55.9
                                              53.4


                              Other medical services
                                               3.3
                                               4.6


                               Total medical expenses
                                              78.3
                                              75.6


                           General and administrative
                                              18.0
                                              13.8


                                     Depreciation and
                                         amortization
                                               2.0
                                               1.3


                         Interest and other expenses
                                               1.7
                                               1.2


                                  Total expenses
                                             100.0
                                              91.9







Income before income taxes
                                               0.0
                                               8.1


                         Provision for income taxes
                                                      0.0
         3.3







Net Income
                                                 0.0%
                                                 4.8%







Statistical Data:




   HMO member months enrollment

                                           275,314
                                           247,080


                               Medical loss ratio (1)
                                                81.2%
                                              77.9


                           General and administrative
                                            ratio (2)
                                                18.0%
                                                13.8%



(1) Medical expense as a percentage of premiums earned; reflects
the combined rates for                    commercial, Medicaid,
full-risk Medicare and Medicare supplement members.

(2) General and administrative ratio as percentage of total revenue.


Three Months Ended March 31, 1996 Compared to Three Months
Ended March 31, 1995 (Restated)
     Premiums earned in the first quarter of 1996 increased by 18.4%, or $6.2 million, to $40.0 million from $33.8 million in the first quarter of 1995. This increase is attributable to increases in HMO membership and in premium rates. Total member months increased by 11.4% in the first quarter of 1996 to 275,314, accounting for $3.9 million of the $6.2 million increase in premiums earned. Premium rates increased 5.6% for commercial members, 2.8% for Medicaid members and including the premiums rates earned for full-risk Medicare members resulted in a 6.3% total weighted average increase and accounted for the $2.3 million balance of the increase in premiums earned.

     Interest and other income increased 46.5%, or $.5 million, to $1.5 million in the first quarter of 1996. This increase is primarily due to increased management fee revenue.

     Medical expenses increased 23.5%, or $6.2 million, to $32.5 million in the first quarter of 1996, representing a 10.8% increase on a per member per month basis and increased as a percentage of premiums earned (the "medical loss ratio") from 77.9% in the first quarter of 1995 to 81.2% in the first quarter of 1996. This increase is primarily due to an increase in the contractual capitation rate paid to the Alliances. As a result of the restatement of prior period operating results, the medical expense for the three month period ended March 31, 1995, has been reduced from the previously reported amounts (See Note 2 of "Notes to Consolidated Financial Statements").

     Effective October 1, 1994, WCNY changed its capitation arrangements from capitating primary case physicians with attendant risk-sharing to capitating newly-established regional health care delivery networks (the "Alliances") comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at a deficit since inception and have recently instituted measures to reduce these deficits and achieve profitability. The Alliances could request additional funding fro the Company, although management does not believe that such additional funding should be required and does not intend to agree to such additional funding if requested (See Note 17a of "Notes to Consolidated Financial Statements" and "Business - Medical Cost Control - Physician Arrangements").

     The Company's results of operations depend in large part on accurately predicting and effectively managing medical costs and other operating expenses. A variety of factors and risks, including competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors (including Medicare, whereby such reductions may cause providers to seek high payments from private payor), major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, may in the future affect the Company's ability to control its medical costs and other operating expenses.

     General and administrative (G&A) expenses increased 55.9%, or $2.7 million, to $7.5 million in the first quarter of 1996 and increased as a percentage of total revenue from 13.8% in the first quarter of 1995 to 18.0% in the first quarter of 1996. The increase in G&A expenses resulted primarily from increased staffing related to service area and product line expansion, marketing and tele-communications activities, non-payroll (contracted) services and an increase in the doubtful account reserve for trade accounts receivable.

     Depreciation and amortization increased by 75.2%, or $.4 million, in the first quarter of 1996, due primarily to amortization of preoperational costs associated with service area and product line expansion.

     Interest and other expenses increased by 62.1%, or $.3 million, in the first quarter of 1996, due primarily to interest expense associated with the private placement of a subordinated convertible note (See Management's Discussion and Anaylis of Financial Condition and Results of Operations - Liquidity and Capitol Resources).

Liquidity and Capital Resources

     On January 19, 1996, the Company announced the completion of a private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002, with the 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co. The Company has utilized a part of the net proceeds of this private placement to retire a portion of the Company's debt. The Company anticipates utilizing the balance of the proceeds for general corporate purposes as well as a potential replacement for the Company's credit line. As of May 14, 1996, the Company was in negotiations with the holder of this Noted to amend certain terms, including the conversion price.

     The Company's requirements for working capital are principally to fund geographic and product expansion for HMO operations, maintenance of necessary regulatory reserves, potential acquisitions and strategic partnerships, and marketing and product expansion of other managed care operations. Management believes that these requirements can be met through the net proceeds from the Note, together with cash on hand, cash generated from operations and any available borrowings.

     Net cash used in operating activities was $3.8 million during the first quarter of 1996 as compared to net cash used by operations of $2.2 million for the first quarter of 1995. The cash used in operations in the first quarter of 1996 resulted from a reduction of medical costs liabilities primarily due to increased levels of disbursments. The cash used in operations in the first quarter of 1995 resulted from a decrease in the level of medical costs payable attributable primarily to the prepayment of costs for specialists' care on a monthly basis under the new contractual capitation arrangements with the then recently established Alliances. Cash used for capital expenditures was approximately $.2 million during the first quarter of 1996 as compared to $1.1 million for the same period in 1995.

     New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally WCNY is required to maintain a contingent reserve equal to at least 1% of premiums earned limited, in total, to a maximum of 5% of premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At March 31, 1996 WellCare had required cash reserves of $8.2 million and a contingent reserve of $4.4 million, which was fully offset by the cash reserve. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve would be required to be maintained.

     At March 31, 1996, the Company had working capital of $26.3 million, excluding the $8.2 million cash reserve required by New York State which is classified as a non-current asset, compared to working capital of $12.7 million at December 31, 1995; the increase is attributable primarily to the net proceeds from the Note which is classified as a long-term liability.

     In June 1995, Key Bank of New York increased the limit on an unsecured working capital line-of-credit to $15.0 million, $3.1 million of which was outstanding at May 30, 1996. The line expires on May 31, 1997. In response to the Company's late filing of its Annual Report on Form 10-K with the Securities and Exchange Commission, during April
     1996 Key Bank froze all borrowing under the Company's $15.0 million revolving line of credit pending submission of the Company's audited financial statementes. In addition, Key
     Bank granted the Company a waiver of any and all financial covenants for the period ending December 31, 1995 and March
     31, 1996. The Company is in the process of retiring a portion of the outstanding line and renegotiating the line-of-credit with Key Bank. It is anticipated that the new terms will be finalized prior to June 30, 1996.

     At March 31, 1996, the Company had total mortgage indebtedness of $6.4 million outstanding on five of its office buildings, of which approximately $800,000 is due February 1, 1999, approximately $4.4 million balance on January 1, 2000 and approximately $800,000 is due March 1, 2000. In February 1996, the Comapny incurred additional mortgage indebtedness of $335,000 due on March 1, 2001.

     Between April 1, 1996, and May 30, 1996, the Company, as well as two of its officers who are directors, were named as defendants in ten separate purported class actions filed in the United State District Courts for the Northern and Southern Districts of New York, two of which were filed on May 28, 1996. The complaints in these actions are virtually the same, alleging the defendants violated the federal securities laws. An eleventh suit filed during the same period names as defendants the same parties, as well as three additional directors, two of whom are officers. Management is unable to predict the likelihood of its success on the merits of these cases, but has instructed counsel to defend vigorously. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

     Inflation

     Medical costs have been rising at a higher rate than consumer goods as a whole. The Company believes its premium increases, capitation arrangements and other cost controls measures mitigate, but do not wholly offset, the effects of medical cost inflation on its operations and its inability to increase premiums could negatively impact the Company's future earnings.

Part II - Other Information


Item 1                                         Legal
Proceedings

      Between April 1, 1996 and May 30, 1996, the Company as well as two if its officers who also are directors were named as defendants in ten separate purported class actions filed in the United States District Courts for the Northern and Southern Districts of New York, two of which were filed on May 28, 1996. The complaints in these actions are virtually the same, alleging the defendants violated the federal securities laws by making alleged materially false and misleading statements, or withholding information, which artificially inflated the market price of the Company's common stock and caused investors to act to their detriment. An eleventh suit filed during the same period names as defendants the same parties, as well as three additional directors, two of whom also are officers. Because these actions have only recently been filed, discovery has not begun. Most early litigation activity will involve plaintiffs' counsel's attempts to achieve consolidation and support the existence and viability of a class. Accordingly, management is unable to predict the likelihood of its success on the merits of these cases but has instructed counsel to defend vigorously. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

Item 2                                         Changes
in Securities

     Not applicable

Item 3                                         Defaults
Upon Senior Securities

     Not applicable

Item 4 Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5                                         Other
Information

     On January 19, 1996, the Company entered into a Note Purchase Agreement (the "Agreement") for the private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 due December 31, 2002 (the "Note") with the 1818 Fund II, L.P. (the "Fund"), a private equity fund managed by BBH & Co. Pursuant to the terms fo the Agreement, as of such date, the Company has caused one
     (1) vacancy to be created on its Board of Directors and has caused Lawrence C. Tucker, as a designee of the Fund, to be appointed to the Board. Mr. Tucker's directorship does not have any classification.

     On April 30, 1996, Mr. Robert W. Morey, Jr. was appointed Chairman of the Board, Chief Executive Officer and a director of the Board. Mr. Edward A. Ullmann remained President and assumed the functions of Chief Operating Officer as of said date.


Item 6                                         Exhibits
and Reports on Form 8-K

     (a)    Exhibits:

             Exhibit 11 - Computation of Net Income Per Share of
Common Stock

     (b)   Reports on Form 8-K

          The Company filed a Form 8-K on January 19, 1996, disclosing under Item 5 there under
                                               the
                                               private
                                               placement of a
                                               6%
                                               subordinated
                                               convertible note
                                               in the
                                               principal

                                               amount
                                               of
                                               $20,000,000 due
                                               December
                                               21,
                                               2002,
                                               with the
                                               1818
                                               Fund II,
                                               L.P., a


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

                      SIGNATURES






     Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         The WellCare Management Group, Inc.




     By: /s/ Robert W. Morey
           ___________________________________________
              Robert W. Morey
              Chairman of the Board and
              Chief Exeuctive Officer (was appointed 4/30/96)





     By: /s/ Marystephanie Corsones
           _____________________________________________
               Marystephanie Corsones
               Vice President of Finance and
               Chief Financial Officer
               (Principal Financial and Accounting Officer)





Date: May 30, 1996




                  INDEX TO EXHIBITORS

All exhibits listed below are filed with this Quarterly Report of Form 10Q:


Exhibit Number                                     Page



         11   Computation of Net Income Per Share                    21
                         of Common Stock