Form 10-K/A
period 1995-12-31
WELLCARE MANAGEMENT GROUP INC
filed 1996-06-14
CIK 900630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K/A
                                  Amendment No. 1
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1995

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______________ to _______________

                           Commission File No. 0-21684
                       THE WELLCARE MANAGEMENT GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                                   ----------

           NEW YORK                                     14-1647239
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)
PARK WEST/HURLEY AVENUE EXTENSION, KINGSTON, NEW YORK  12401
(Address of principal executive offices)             (Zip Code)
                                 (914) 338-4110
              (Registrant's telephone number, including area code)

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [_]     NO [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of this Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

     The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant on May 1, 1996 was $54,794,988 based on the closing sales price of the Common Stock on such date.

     The aggregate number of Registrant's shares outstanding on May 1, 1996 was 4,832,985 shares of Common Stock, $.01 par value and 1,479,257 shares of Class A Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                               Page 1 of 255 Pages
                            Exhibit Index on Page 74

================================================================================

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

     The membership of the WellCare HMOs is comprised of the following:

     o Members enrolled through subscribing private or public sector employers or unions, and members unaffiliated with subscriber groups enrolling individually (collectively, "commercial members");

     o Recipients of public aid whose eligibility is determined by the New York State Department of Social Services ("Medicaid members");

     o Medicare beneficiaries covered under full-risk program ("Medicare beneficiaries"); and

     o Medicare beneficiaries receiving HMO supplemental coverage ("Medicare supplement members").

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

Plans Managed by WellCare

     The following table reflects the growth in membership and employer groups for plans managed by WellCare during the five years ended December 31, 1995:

                                                At December 31,
                             ---------------------------------------------
                              1991      1992       1993      1994      1995
                              ----      ----       ----      ----      ----
Commercial Members (1)       36,587    44,456     60,112    71,119    78,910
Medicaid Members              3,218     5,660      8,941    10,010    19,112
Medicare Members (2)            626       801      1,147     1,365     2,032

Total Members                40,431    50,917     70,200    82,494   100,054

Number of Employer Groups     1,077     1,261      1,500     1,900     2,500

- ----------

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

Quality Assurance

     WellCare requires all physicians in its provider network to participate in its quality assurance and utilization review programs. In 1995, WellCare received One-Year Accreditation from the National Committee of Quality Assurance. WellCare's quality assurance program is designed not only to maintain but to continually improve the delivery of proper medical care and includes:

     o Quality of care audits, which identify issues affecting HMO members, including physician availability, physician treatment patterns and the structure and content of medical records;

     o Periodic peer reviews, which evaluate the quality and appropriateness of medical care provided by a particular physician and review, among other things, diagnoses, tests, prescription drug usage and the utilization level of the physician by the HMO members;

     o Utilization reviews and outcome studies, which evaluate statistical information with respect to services used by members and prescribed by participating physicians and include such topics as preventive care services, prescription drugs, physician visits, emergency room use, hospital admissions and referrals made by primary care physicians to specialists; and

     o A physician committee infrastructure to oversee medical policy and the quality assurance program.

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

  1994                       High              Low
                             ----              ---
First Quarter              $ 30             $ 19 1/2
Second Quarter               25               14 3/4
Third Quarter                22 1/4           15 1/2
Fourth Quarter               27 3/4           20 3/4
1995
First Quarter              $ 38             $ 24
Second Quarter               37               19 7/8
Third Quarter                24 3/4           19
Fourth Quarter               26               20 1/4

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

     WellCare has not paid cash dividends on its capital stock and does not anticipate paying any cash dividends on its Common Stock or Class A Common Stock in the foreseeable future (See

"Business-Government Regulation" for restrictions on the payment of dividends by the WellCare HMOs, wholly-owned subsidiaries of the Company).

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

Statement of Operations Data:
(in thousands, except per share data)

                                                                                        Years Ended December 31,
                                                                            ------------------------------------------------
                                                                              1995     1994(1)   1993(2)    1992      1991
                                                                              ----     -------   -------    ----      ----
Revenue:
  Premiums earned ........................................................  $144,518  $120,411  $ 72,905  $ 38,692  $ 25,317
  Interest and other income ..............................................     8,349     2,171     3,417     2,880     1,913
                                                                            --------  --------  --------  --------  --------
Total revenue ............................................................  $152,867   122,582    76,322    41,572    27,230
                                                                            --------  --------  --------  --------  --------
Expenses:
  Medical expenses .......................................................   115,560    98,411    58,471    31,587    25,271
  General and administrative expenses ....................................    30,279    15,599     9,641     6,168     3,348
  Depreciation and amortization expenses .................................     2,292     1,611       761       549       335
  Interest and other expenses ............................................     1,947     1,099     1,331       906       734
                                                                            --------  --------  --------  --------  --------
Total expenses ...........................................................   150,078   116,720    70,204    39,210    29,688
                                                                            --------  --------  --------  --------  --------
Income (loss) before income taxes, extraordinary credit and
  cumulative effect of a change in accounting principle ..................     2,789     5,862     6,118     2,362    (2,458)
Provision for income taxes ...............................................     1,116     2,403     2,533     1,010        59
                                                                            --------  --------  --------  --------  --------
Income (loss) before extraordinary credit and cumulative effect of a
  change in accounting principle .........................................     1,673     3,459     3,585     1,352    (2,517)
Extraordinary credit: Utilization of tax loss carry forward ..............      --        --        --         863      --
Cumulative effect of a change in accounting principle: Accounting
  for income taxes .......................................................      --        --       1,063      --        --
                                                                            --------  --------  --------  --------  --------
Net income (loss) ........................................................  $  1,673  $  3,459  $  4,648  $  2,215  $ (2,517)
                                                                            ========  ========  ========  ========  ========
Earnings (loss) per share:
  Income (loss) before extraordinary credit and cumulative effect of
    a change in accounting principle .....................................  $   0.27  $   .056  $   0.72  $   0.32  $  (0.71)
  Extraordinary credit ...................................................      --        --        --        0.20      --
  Cumulative effect of a change in accounting principle ..................      --        --        0.21      --        --
                                                                            --------  --------  --------  --------  --------
  Net income (loss) ......................................................  $   0.27  $   .056  $   0.93  $   0.52  $  (0.71)
                                                                            ========  ========  ========  ========  ========
Weighted average shares outstanding ......................................     6,250     6,226     5,022     4,257     3,565


- -----------

Balance Sheet Data:
(in thousands)

                                                       Years Ended December 31,
                                        ----------------------------------------------------
                                          1995       1994       1993      1992       1991
Working capital (deficiency).........   $12,733    $ 4,776    $ 9,582   $ (4,873)  $ (4,978)
Total assets.........................    72,011     57,793     49,947     16,299     11,449
Long-term debt.......................    19,209      6,336      5,982      5,152      5,780
Total liabilities....................    40,207     28,486     23,850     15,862     13,825
Shareholders' equity (deficit)(3)....    31,804     29,307     26,097        400     (2,484)

- -----------

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

     Prior to the fourth quarter of 1994, WellCare contracted directly with primary care physicians and specialists, capitating substantially all primary care physicians with a fixed monthly payment for each HMO member selecting the physician, with a portion allocated to risk-sharing accounts. Effective October 1, 1994, WCNY changed its capitation arrangements from capitating primary care physicians with attendant risk-sharing to capitating newly-established regional health care delivery networks (the "Alliances") comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at a deficit since inception and have recently instituted measures to reduce these deficits and achieve profitability. The Alliances could request additional funding from the Company, although management does not believe that such additional funding should be required and does not intend to agree to such additional funding if requested (See Note 17 a of "Notes to Consolidated Financial Statements" and "Business - Medical Cost Control - Physician Arrangements").

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

Results of Operations

     The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the years indicated:

                                                   Year Ended December 31,
                                             -----------------------------------
                                                1995        1994       1993
                                                        (Restated)
Statement of Operations Data:

Revenue:
     Premiums earned                               94.5%      98.2%       95.5%
     Interest and other income                      5.5        1.8         4.5
                                             ----------   --------   ---------
          Total revenue                           100.0      100.0       100.0
Expenses:
     Hospital services                             20.0       19.2        21.5
     Physician services                            51.1       53.6        53.4
     Other medical services                         4.5        7.5         1.7
                                             ----------   --------   ---------
          Total medical expenses                   75.6       80.3        76.6
     General and administrative                    19.8       12.7        12.6
     Depreciation and amortization                  1.5        1.3         1.0
     Interest and other expenses                    1.3        0.9         1.8
                                             ----------   --------   ---------
          Total expenses                           98.2       95.2        92.0
Income before income taxes and cumulative
     effect of a change in accounting
     principle                                      1.8        4.8         8.0
Provision for income taxes                          0.7        2.0         3.3
                                             ----------   --------   ---------
Income before cumulative effect of a
     change in accounting principle                 1.1        2.8         4.7
Cumulative effect of a change in
     accounting principle                          --         --           1.4
                                             ----------   --------   ---------
Net income                                          1.1%       2.8%        6.1%
                                             ==========   ========   =========
Statistical Data:
HMO member months enrollment                  1,046,559    918,542     596,281
Medical loss ratio (1)                             80.0%      81.7%       80.2%
Administrative ratio (2)                           19.8%      12.7%       12.6%

- ----------

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

     In June 1995, Key Bank of New York increased the limit on an unsecured working capital line-of-credit to $15.0 million, $6.1 million of which was outstanding at May 14, 1996. The line expires on May 31, 1997. In response to the Company's late filing of its Annual Report on Form 10- K with the Securities and Exchange Commission, during April 1996 Key Bank froze all borrowing under the Company's $15.0 million revolving line of credit pending submission of the Company's audited financial statements. In addition, Key Bank granted the Company a waiver of any and all financial covenants for the period ending December 31, 1995 and March 31, 1996. The Company is in the process of retiring a portion of the outstanding line and renegotiating the line-of-credit with Key Bank. It is anticipated that the new terms will be finalized prior to June 30, 1996, (See Notes 11 and 21 of "Notes to Consolidated Financial Statements").

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Schedules elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.





                 (Remainder of page intentionally left blank.)

                                    PART III


ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:


      Name                  Age              Position
      ----                  ---              --------
Robert W. Morey, Jr. .....   59  Chairman of the Board, Chief Executive Officer
                                 (was appointed April 30, 1996) (1)
Edward A. Ullmann.........   44  President (with the function of chief operating
                                 officer) (1)
Robert E. Goff............   43  Executive Vice President and Director (4)
G. William Strein.........   52  President of WellCare Administration, Inc. and
                                 Director
Marystephanie Corsones....   46  Vice President of Finance, Chief Financial
                                 Officer, Treasurer and Director (2) (4)
Peter G. Kraft............   35  Vice President of Marketing
Charles E. Crew, Jr.......   43  Director (2) (3)
Mark D. Dean, D.D.S.......   55  Vice Chairman of the Board  (2) (3) (4)
John E. Ott, M.D. ........   59  Director (1)
Lawrence C. Tucker .......   53  Director (2) (3)
Eileen H. Wilson .........   50  Director (4)
Daniel M. Zeichner, M.D...   48  Director

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth a summary of the compensation for 1995 earned by the Company's Chief Executive Officer and by each other executive officer whose compensation during such year exceeded $100,000, as well as similar summary information for such individuals for 1994 and 1993:

                                                      SUMMARY COMPENSATION TABLE
                                                                                                 Long-Term
                                                                                               Compensation
                                                                                       ----------------------------
                                                    Annual Compensation                  Awards
                                        -------------------------------------------    -----------
                                                                                       Common Stock     All Other
Name and                                 Salary       Bonus          Other Annual       Underlying    Compensation
Principal Position             Year       ($)          ($)         Compensation ($)    Options (#)         ($)
- ------------------             ----     --------     --------      ----------------    ------------  --------------
EDWARD A. ULLMANN(7)           1995     $187,061     $103,902(2)         --            10,000(3)     $  8,605(5)(6)
President with the function    1994      180,000      124,764            --            25,000(4)        6,007(5)(6)
of chief operating officer     1993      138,241      125,046            --              --             5,005(5)(6)

ROBERT GOFF                    1995     $114,315     $ 23,513(2)         --             1,000(3)     $  3,580(6)
Executive Director and         1994      110,000       40,331            --              --             3,000(6)
Executive Vice President       1993      103,065       36,430            --            10,000(3)        1,690(6)

G. WILLIAM STREIN              1995     $ 86,019     $ 24,234(2)         --              --          $  2,714(6)
President,                     1994       82,000       36,191            --              --             2,475(6)
WellCare Administration,       1993       72,304       22,671            --            10,000(3)        1,728(6)
Inc.

PATRICK ARLANTICO(1)           1995     $ 79,604     $ 19,666(2)         --             2,000(3)         --
Senior Vice President          1994       75,000       30,506            --             2,000(3)         --
                               1993       57,759       30,577            --            10,000(3)         --

- --------

(1) Mr. Arlantico has resigned his position as Senior Vice President with the company effective March 1, 1996.

(2) Represents the fair market value of Treasury Stock issued as bonuses in lieu of cash. Also, includes cash bonuses of $30,921 and $320 for Messrs. Ullmann and Arlantico, respectively.

(3)  Represents options to purchase Common Stock.

(4) Consists of options to purchase 10,000 shares of Common Stock and phantom shares with respect to 15,000 shares of Common Stock. Phantom shares vest, subject to Mr. Ullmann's continued employment with the Company, 25% per year on December 31st of each year, commencing December 31, 1994, and are payable in cash only in January 1998 in an amount equal to the product of
     (A) and (B), where (A) equals the total number of phantom shares vested in the executive, and (B) equals the sum of (i), (ii), (iii), and (iv) equal to the following:

                         Difference between the closing sales price of the Common Stock, as reported by The Nasdaq Stock Market (National Market) on December 31,
               (i)       1994 and 1993
               (ii)      1995 and 1994
               (iii)     1996 and 1995
               (iv)      1997 and 1996

(5)  Includes $3,985, $3,007 and $1,802 paid by WellCare in 1995, 1994 and 1993, respectively, for a $1,000,000 life insurance policy on Mr. Ullmann's life, 50% of which is payable to WellCare and the balance to Mr. Ullmann's wife.

(6) Consists (or with respect to Mr. Ullmann, included $4,620, $3,000 and $3,203 in 1995, 1994 and 1993, respectively) of matching contributions made by the Company pursuant to the Company's 401(k) Plan.

(7) Effective April 30, 1996, Mr. Ullmann resigned as Chairman and Chief Executive Officer, but, continues as President with functions of chief operating officer.

     The following table sets forth certain information concerning options granted in 1995 to the individuals names in the Summary Compensation Table:

                              OPTION GRANTS IN 1995
                                Individual Grants

                                                                             Potential
                                                                             Realizable Value
                       Number of     % of Total                              at Assumed Annual
                       Securities    Options      Exercise                   Rates of Stock Price
                       Underlying    Granted to   or Base                    Appreciation for
                       Options       Employees    Price        Expiration    Option Term
Name                   Granted (#)    In 1995     ($/Share)       Date       5% ($)              10%($)
- ----                   -----------   ----------   --------        ----       ------              ------
Edward A. Ullmann      10,000(1)     9.5%         $24.50       01/01/2000    $ 16,500           $ 69,800

Robert E. Goff          1,000(1)     0.9%         $19.75       08/10/2000    $  7,200           $ 12,690

Patrick P. Arlantico    2,000(1)     1.9%         $19.75       08/10/2000    $ 14,400           $ 25,380

- ----------

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

         OPTION EXERCISES IN 1995 AND OPTION VALUES AT DECEMBER 31, 1995

                                                           Number of                   Value (2) of Unexercised
                                                           Unexercised Options         In-the-Money Options
                        Shares                             at December 31, 1995 (#)    at December 31, 1995 ($)
                        Acquired           Value(1)        Exercisable(E)/             Exercisable(E)/
Name                    on Exercise (#)    Realized ($)    Unexercisable(U)            Unexercisable(U)
- ----                    ---------------    ------------    ----------------           -----------------
Edward A. Ullmann         --               $  --           10,000(U)                   $  10,000

Robert E. Goff          4,000              $ 51,250         2,500(E)                   $  31,875(E)
                                                            7,500(U)                      95,625(U)
G. William Strein       1,500              $ 22,875         2,500(E)                   $  31,875(E)
                                                            7,500(U)                      95,625(U)
Patrick P. Arlantico      --               $  --            2,500(E)                   $  31,875(E)
                                                            9,500(U)                     110,125(U)

- ----------

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

                                                                    Percent of Total
                                                                    ------------------    Percent
                                                       Class A      Class A               of Total
     Name                                 Common      Common(12)    Common      Common      Vote
     ----                                 ------      ----------    ------      ------      ----
Robert W. Morey(1)                        281,956       503,201       19.1       10.4       16.9
Edward A. Ullmann(2)(3)                   750,110        24,114       50.7        *         38.3
The 1818 Fund II, LP(4)(5)                   --         689,655        *         12.5        3.4
Brown Brothers Harriman & Co.(4)(5)          --         689,655        *         12.5        3.4
T. Michael Long(4)(5)                        --         689,655        *         12.5        3.4
Robert E. Goff                             29,168        50,251        2.0        1.0        1.7
G. William Strein(6)                       14,585        42,927        *          *          *
Patrick P. Arlantico(7)(8)                  9,723         7,592        *          *          *
Marystephanie Corsones                       --           1,818        *          *          *
Charles E Crew, Jr                         43,752        50,194        3.0        1.0        2.5
Mark D. Dean(9)(10)                       121,534       186,006        8.2        3.9        7.1
John E. Ott                                  --             300        *          *          *
Lawrence C. Tucker(4)(5)                     --         689,655        *          12.5       3.4
Eileen H. Wilson                             --             610        *          *          *
Daniel M. Zeichner(11)                     38,891        63,721        2.6        1.3        2.3
All executive officers and directors                                   *          *          *
  as a group (12 persons)(2)(5)(6)
  (7)(10)(11)                           1,293,581     1,635,362       87.4       29.5       71.7

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

(12) Includes shares of Common Stock from stock options exercisable on or before June 30, 1996 as follows: Exercise Number Name Price of Shares
                                 Exercised       Number
          Name                     Price       of Shares
          ----                     -----       ---------
     Edward A. Ullmann            $23.50         5,000
     Edward A. Ullmann             24.50         2,500
     Robert E. Goff                11.75             0
     G. William Strein             11.75             0
     Marystephanie Corsones        11.75           500
     Marystephanie Corsones        17.25           750
     Marystephanie Corsones        24.50           500

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









                  (Remainder of page intentionally left blank.)

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

     2.   Schedules

          Schedule I - Condensed Financial Information of Registrant

          Schedule II - Valuation and Qualifying Accounts

     3.   Exhibits Required by Item 601 of Regulation S-K

          See Index to Exhibits.

(b)  Reports on Form 8-K. None.

(c)  Exhibits.

     See Index to Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of May, 1996.

                             The WellCare Management Group, Inc.

                          By: /s/ Robert W. Morey, Jr.
                             ---------------------------------------------------
                             Robert W. Morey, Jr., Chairman of the Board
                             and Chief Executive Officer (was appointed 4/30/96)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and, in the capacities indicated on May 30, 1996.

      Signature                                  Title
      ---------                                  -----


/s/ Robert W. Morey, Jr.                  Chairman of the Board, Chief Executive
- ---------------------------------------   Officer and Director (Principal
Robert W. Morey (was appointed 4/30/96)   Executive Officer)


/s/ Edward A. Ullmann                     Director
- ---------------------------------------
Edward A. Ullmann


/s/ Marystephanie Corsones                Chief Financial Officer and Director
- ---------------------------------------   (Principal Financial and Accounting
Marystephanie Corsones                    Officer)


/s/ Charles E. Crew, Jr.                  Director
- ---------------------------------------
Charles E. Crew, Jr.


/s/ Mark D. Dean, D.D.S.                  Director
- ---------------------------------------
Mark D. Dean, D.D.S.


/s/ Robert E. Goff                        Director
- ---------------------------------------
Robert E. Goff


/s/ John E. Ott, M.D.                     Director
- ---------------------------------------
John E. Ott, M.D.


/s/ G. William Strein                     Director
- ---------------------------------------
G. William Strein


                                          Director
- ---------------------------------------
Lawrence C. Tucker


/s/ Eileen H. Wilson                      Director
- ---------------------------------------
Eileen H. Wilson


/s/ Daniel M. Zeichner, M.D.              Director
- ---------------------------------------
Daniel M. Zeichner, M.D.

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of the Company:                      Page
                                                                       ----
     Report of Deloitte & Touche LLP, Independent Auditors              F-2

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

As discussed in Notes 17a and 17b, the Company faces several uncertainties relating to the financial condition of the Alliances and the class action litigation.

Deloitte & Touche LLP
New York, New York
May 14, 1996

                     THE WELLCARE MANAGEMENT GROUP, INC. AND
                                  SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                           December 31,  December 31,
                                                               1995          1994
                                                           ------------  ------------
                                                                          (Restated)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $  5,456      $  2,293
  Short-term investments - available for sale                   1,261         7,657
  Accounts receivable (net of allowance for doubtful
    accounts of $1,166 in 1995 and $334 in 1994)               13,941         7,275
  Due from affiliates - net                                        50            32
  Advances to participating providers                           3,078         4,109
  Other receivables (net of allowance for doubtful
    accounts of $744 in 1995 and $0 in 1994)                    4,645         2,429
  Prepaid expenses and other current assets (net of
    allowance for doubtful accounts of $534 in 1995
    and $0 in 1994)                                             5,109         2,754
                                                             --------      --------
       TOTAL CURRENT ASSETS                                    33,540        26,549
                                                             --------      --------
PROPERTY AND EQUIPMENT (net of accumulated
    depreciation and amortization of $3,711 in 1995
    and $2,492 in 1994)                                        12,993        11,902
                                                             --------      --------
OTHER ASSETS:
  Restricted cash                                               8,241         6,584
  Notes receivable (net allowance for doubtful
    accounts of $4,596 in 1995 and $0 in 1994)                  1,389         2,144
  Preoperational costs (net of accumulated
    amortization of $349 in 1995 and $52 in 1994)               3,232         1,939
  Other non-current assets (net of allowance for
    doubtful accounts of $348 in 1995 and 1994)
    and accumulated amortization of $301 in 1995 and
    $166 in 1994)                                               3,817         1,004
  Due from affiliates                                             173           164
  Goodwill (net of accumulated amortization of $1,066 in
    1995 and $461 in 1994)                                      8,626         7,507
                                                             --------      --------
       TOTAL                                                 $ 72,011      $ 57,793
                                                             ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                              $   --        $  2,154
  Current portion of long-term debt                             1,547         1,910
  Medical costs payable                                        14,030        13,508
  Accounts payable                                                702           986
  Accrued expenses                                              1,453           947
  Other current liabilities                                        15           255
  Unearned income                                               3,060         2,013
                                                             --------      --------
       TOTAL CURRENT LIABILITIES                               20,807        21,773

LONG-TERM LIABILITIES:
  Long-term debt                                               19,209         6,336
  Other liabilities                                               191           377
                                                             --------      --------
       TOTAL LIABILITIES                                       40,207        28,486
                                                             --------      --------
COMMITMENTS AND CONTINGENCIES                                    --            --
SHAREHOLDERS' EQUITY:
  Class A Common Stock ($.01 par value; 1,599,109 and
    1,673,228 shares authorized, 1,484,119 and 1,558,238
    shares issued and outstanding at December 31,
    1995 and 1994, respectively)                                   15            16
  Common Stock ($.01 par value; 20,000,000 shares
    authorized, 4,807,725 and 4,696,198 shares issued at
    December 31, 1995 and 1994, respectively)                      48            47
  Additional paid-in capital                                   26,371        25,861
  Retained earnings                                             1,233         1,017
  Statutory reserve                                             4,360         2,903
                                                             --------      --------
                                                               32,027        29,844
  Unrealized gain (loss) on short-term investments                  5          (104)
  Less:
    Notes receivable from shareholders                             17            38
    Treasury stock (at cost; 14,266 and 25,000 shares
      of Common Stock at December 31, 1995 and
      1994, respectively)                                         211           395
                                                             --------      --------
       TOTAL SHAREHOLDERS' EQUITY                              31,804        29,307
                                                             --------      --------
       TOTAL                                                 $ 72,011      $ 57,793
                                                             ========      ========


          See accompanying notes to consolidated financial statements.

                    THE WELLCARE MANAGEMENT GROUP, INC. AND
                                  SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                          Years Ended December 31,
                                                   --------------------------------------
                                                     1995           1994           1993
                                                     ----           ----           ----
                                                                 (Restated)
REVENUE:
  Premiums earned                                  $144,518       $120,411       $ 72,905
  Administrative fee income                           2,792            710            942
  Income from affiliates                                239            199          1,384
  Interest and investment income                        999            812            407
  Other income                                        4,319            450            684
                                                   --------       --------       --------
    TOTAL REVENUE                                   152,867        122,582         76,322
                                                   --------       --------       --------
EXPENSES:
  Medical expenses                                  115,560         98,411         58,471
  General and administrative expenses                30,279         15,599          9,641
  Depreciation and amortization expense               2,292          1,611            761
  Interest expense                                    1,447            666            521
  Expenses paid to affiliates                           421            379            782
  Other expenses - net                                   79             54             28
                                                   --------       --------       --------
    TOTAL EXPENSES                                  150,078        116,720         70,204
                                                   --------       --------       --------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE                             2,789          5,862          6,118
PROVISION FOR INCOME TAXES                            1,116          2,403          2,533
                                                   --------       --------       --------
INCOME BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE                    1,673          3,459          3,585
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE:
    Accounting for income taxes                        --             --            1,063
                                                   --------       --------       --------
NET INCOME                                         $  1,673       $  3,459       $  4,648
                                                   ========       ========       ========
EARNINGS PER SHARE:
  Income before cumulative effect of a change
    in accounting principle                        $   0.27       $   0.56       $   0.72
  Cumulative effect of a change in accounting
    principle                                          --             --             0.21
                                                   --------       --------       --------
  NET INCOME                                       $   0.27       $   0.56       $   0.93
                                                   ========       ========       ========
Weighted average shares of common and
  common stock equivalents outstanding                6,250          6,226          5,022
                                                   ========       ========       ========


          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Years Ended December 31,
                                                                         -----------------------------------
                                                                           1995         1994         1993
                                                                           ----         ----         ----
                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  1,673     $  3,459     $  4,648
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                         2,292        1,611          761
      Increase in deferred taxes                                           (1,788)      (1,612)        (330)
      Loss on sale of assets and others                                        57           23         --
  Changes in assets and liabilities - net of effects of acquistion:
      Increase in accounts receivable  - net                               (6,545)      (1,422)      (3,349)
      Increase in medical costs payable                                       522        2,858        2,518
      Increase in due to/from affiliates - net                                (27)          (4)      (4,572)
      Decrease (increase) in accounts receivable - non-current - net         --            610         (101)
      Increase in other receivables                                        (3,554)        (972)        (539)
      (Decrease) increase in accounts payable, accrued expenses
        and other current liabilities                                         (97)         591          771
      (Increase) decrease in prepaid expenses and other                    (2,131)         503         (382)
      Increase in unearned income                                           1,048          196          980
      Increase in restricted cash                                          (1,657)      (1,713)      (2,641)
      Decrease (increase) in advances to participating providers            1,032       (3,040)         508
      Decrease (increase) in other non-current assets - excluding
        preoperational costs and accounts and other receivables                41          (95)        (547)
      Other - net                                                            (166)          (3)        (108)
                                                                         --------     --------     --------
        NET CASH (USED IN) PROVIDED BY
          OPERATING ACTIVITIES                                             (9,300)         990       (2,383)
                                                                         --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                    (1,608)      (5,816)      (1,068)
  Decrease (increase) in notes receivable                                     466         (162)      (1,371)
  Sale of investments                                                      12,702        6,954        8,318
  Purchase of investments                                                  (6,367)     (12,463)     (10,479)
  Increase in preoperational costs                                         (1,589)      (1,863)        (105)
  Payments to acquire MCA, net of cash acquired                              (215)        --           --
  Payments to acquire MHP, net of cash acquired                              --         (1,126)        (234)
  Escrow deposit in connection with MHP acquisition                          --          1,000       (1,000)
  Other investing activities                                                  109         (104)        --
                                                                         --------     --------     --------
        NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                                              3,498      (13,580)      (5,939)
                                                                         --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock and treasury stock - net                    244         --         20,692
  Cost of treasury stock purchased                                           --           (395)        --
  Proceeds from exercise of stock options                                     450          250         --
  Proceeds from notes payable and long-term debt                           16,545        7,630        2,997
  Repayment of notes payable and long-term debt                            (8,295)      (7,153)      (2,266)
  Other financing activities                                                   21         --            320
                                                                         --------     --------     --------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                              8,965          332       21,743
                                                                         --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        3,163      (12,258)      13,421
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              2,293       14,551        1,130
                                                                         --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  5,456     $  2,293     $ 14,551
                                                                         ========     ========     ========


          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1995, 1994, and 1993
                                 (in thousands)

                                                            Retained                Unrealized
                                Class A         Additional  Earnings/               Gain (Loss)     Notes                 Total
                                Common  Common   Paid-in  (Accumulated Statutory  on Short-term  Receivable   Treasury Shareholders'
                                 Stock   Stock   Capital     Deficit)    Reserve    Investments  Shareholders'  Stock     Equity
                                 -----   -----   -------     --------    -------    -----------  -------------  -----     ------
BALANCE, DECEMBER 31, 1992       $ 19    $  24  $  4,939   $ (5,122)     $   935      $  --        $ (395)      $  --    $    400
  Shares issued                    (2)      21    20,673       --           --           --           --           --      20,692
  Payments received on
    shareholders' notes - net     --       --       --         --           --           --           357          --         357
  Transfer to statutory reserve   --       --       --         (733)         733         --           --           --           0
  Net income                      --       --       --        4,648         --           --           --           --       4,648
                                 ----    -----  --------   --------      -------      ------       ------       ------   --------
BALANCE, DECEMBER 31, 1993         17       45    25,612     (1,207)       1,668         --           (38)         --      26,097
  Purchase of treasury stock      --       --       --         --           --           --           --          (395)      (395)
  Conversion of Class A Common
    shares to Common shares        (1)       1      --         --           --           --           --           --           0
  Exercise of stock options       --         1       249       --           --           --           --           --         250
  Valuation allowance on
    short-term investments        --       --       --         --           --          (104)         --           --        (104)
  Transfer to statutory reserve   --       --       --       (1,235)       1,235         --           --           --           0
  Net income (Restated)           --       --       --        3,459         --           --           --           --       3,459
                                 ----    -----  --------   --------      -------      ------       ------       ------   --------
BALANCE, DECEMBER 31, 1994         16       47    25,861      1,017        2,903        (104)         (38)        (395)    29,307
  Issuance of treasury stock                          60                                                           184        244
  Conversion of Class A Common
    shares to Common shares        (1)       1                                                                                  0
  Exercise of stock options                          450                                                                      450
  Transfer to statutory reserve                             (1,457)       1,457                                                 0
  Repayments/reclassification of
    shareholders' notes - net                                                                         21                       21
  Net change of valuation
    allowance on short-term
    investments                                                                         109                                   109
  Net income                      --       --       --        1,673         --           --           --           --       1,673
                                 ----    -----  --------   --------      -------      ------       ------       ------   --------
BALANCE, DECEMBER 31, 1995       $ 15    $  48  $ 26,371   $  1,233      $ 4,360      $    5       $  (17)      $ (211)  $ 31,804
                                 ====    =====  ========   ========      =======      ======       ======       ======   ========

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

     The unaudited consolidated results of operations on a pro forma basis as if Mid-Hudson had been acquired as of the beginning of 1993 is as follows:

                                                                  1993
                                                             (In Thousands
                                                            Except Per Share
                                                                Amounts)
                                                            ----------------
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

6. SHORT-TERM INVESTMENTS

     The value of short-term investments is as follows:

                                                        1995
                                                       Market
                                                        Value
                                                        -----
Fixed income securities                              $1,255,325
Equity securities                                         6,069
                                                     ----------
Short-term investments                               $1,261,394

                                                     Gross
                                            -----------------------
                               Amortized    Unrealized   Unrealized     Market
December 31, 1995                Cost          Gains       Losses       Value
                                 ----          -----       ------       -----
United States government
  and its agencies             $     -       $  -         $   -       $     -
States and municipalities       1,254,176     5,778        (4,629)     1,255,325
                               ----------    ------       -------     ----------

Fixed income securities        $1,254,176    $5,778       $(4,629)    $1,255,325
                               ==========    ======       =======     ==========

                                                     Gross
                                            -----------------------
                               Purchased    Unrealized   Unrealized     Market
                                 Cost          Gains       Losses       Value
                                 ----          -----       ------       -----
Equity securities              $     1,858   $ 4,211      $  -        $   6,069
                               -----------   -------      --------     ---------
TOTAL                          $ 1,256,034   $ 9,989      $(4,629)    $1,261,394
                               ===========   =======      ========    ==========

     The contractual maturities of fixed income securities at December 31, 1995 are as follows:

                                           Amortized            Market
                                             Cost               Value
                                             ----               -----
Due in one year or less                   $   326,165          $   326,860
Due after one year through five years         928,011              928,465
                                          -----------          -----------
Fixed income securities                   $ 1,254,176          $ 1,255,325
                                          ===========          ===========

7. OTHER RECEIVABLES

Other receivables consist at December 31, 1995 and 1994 of the following:

                                              1995             1994
                                              ----             ----
New York State Pools receivable           $   796,521      $   675,678
Contributions receivable on behalf
     of WellCare University                 1,238,642             -
Receivable from third party insurers          545,454           80,000
Reinsurance receivable                      31,741
[TOTAL-LIABILITY-AND-EQUITY]                   72,011
[SALES]                                        144,518
[TOTAL-REVENUES]                               152,867
[CGS]                                          0
[TOTAL-COSTS]                                  115,560
[OTHER-EXPENSES]                               34,518
[LOSS-PROVISION]                               6,806
[INTEREST-EXPENSE]                             1,447
[INCOME-PRETAX]                                2,789
[INCOME-TAX]                                   1,116
[INCOME-CONTINUING]                            1,673
[DISCONTINUED]                                 0
[EXTRAORDINARY]                                0
[CHANGES]                                      0
[NET-INCOME]                                   1,673
[EPS-PRIMARY]                                  .27
[EPS-DILUTED]                                  0
[/TABLE]