Form 10-Q/A
period 1996-03-31
WELLCARE MANAGEMENT GROUP INC
filed 1996-06-14
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from   to

Commission File No. 0-21684

THE WELLCARE MANAGEMENT GROUP, INC.
(Exact Name of Registrant as specified in its charter)

NEW YORK                            14-1647239
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)      Identification Number)

PARK WEST/HURLEY AVENUE EXTENSION, KINGSTON, NY  12401
(Address of principal executive offices)         (Zip Code)

(914) 338-4110
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
YES          NO  X

The number of Registrant's shares outstanding on May 1, 1996, was 4,832,985 shares of Common Stock, $.01 par value, and 1,479,257 shares of Class A Common Stock, $.01 par value.

Page 1 of 22 Pages
Exhibit Index on Page 20


THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   INDEX TO FORM 10-Q
                                                            Page
Part I - Consolidated Financial Information

Item 1         Financial Statements

Consolidated Balance Sheets
  at March 31, 1996 and
  December 31, 1995                                           3

Consolidated Statements of Operations
  for the Three Months Ended
  March 31, 1996 and 1995                                     4

Consolidated Statements of Cash Flows
  for the Three Months Ended
  March 31, 1996 and 1995                                     5

Consolidated Statements of Shareholders' Equity
  for the Three Months Ended March 31, 1996                   6

Notes to Consolidated Financial Statements                    7

Item 2         Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                    13

Part II - Other Information

Item 1         Legal Proceedings                             17

Item 2         Changes in Securities                         17

Item 3         Defaults Upon Senior Securities               17

Item 4         Submission of Matters to a
                 Vote of Security Holders                    17

Item 5         Other Information                             17

Item 6         Exhibits and Reports on Form 8-K              18

Signatures                                                   19

Index to Exhibits                                            20

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

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
                                     Three Months Ended March 31,
                                         1996           1995
                                                     (Restated)

REVENUE:
  Premiums earned                      $40,051        $33,840
  Administrative fee income                766            185
  Income from affiliates                    68             63
  Interest and investment income           360            208
  Other income                             322            579
       TOTAL REVENUE                    41,567         34,875

EXPENSES:
  Medical expenses                      32,538         26,349
  General and administrative expenses    7,502          4,811
  Depreciation and amortization expense    818            467
  Interest expense                         550            254
  Expenses paid to affiliates              113            108
  Other expenses - net                      -              47
       TOTAL EXPENSES                   41,521         32,036

INCOME BEFORE INCOME TAXES                  46          2,839
PROVISION FOR INCOME TAXES                  18          1,164
NET INCOME                                 $28         $1,675

NET EARNINGS PER SHARE                   $0.00          $0.27

Weighted average shares of common and
  common stock equivalents outstanding   6,289          6,236

See accompanying notes to consolidated financial statements.

Page 4

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

Page Six

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

The Plan also provides for the grant of non-incentive stock options to outside directors upon their election, re-election or appointment to the Board of Directors to purchase 3,000 shares of Common Stock at an exercise price equal to 75% of the fair market value of the Common Stock on the date of grant. Such options are for a term of five (5) years, are exercisable at the cumulative rate of 33% per year commencing one (1) year from the date of grant and expire three (3) months following the date on which such holder ceases to be a director or such earlier date as the option by its terms would have expired.

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

9.   Commitments and Contingencies

a. The Alliances commenced operations in the fourth quarter of 1994. Based on information furnished to the Company by the Alliances, the Alliances have operated at a deficit since inception. This deficit resulted from medical expense obligations assumed from WellCare by the Alliances upon their formation, medical expenses for incurred but not reported losses which were in excess of amounts estimated at the time of their formation, and operating losses since their formation. The deficit is approximately $16,000,000 at December 31, 1995 based on unaudited financial results of the Alliances.
The Alliances have financed these deficits through a combination of the lags inherent in the receipt, ajudication, and payment of claims as well as further deferral of claim payments and borrowings from Buyer referred to in note 5. In addition, a $3,000,000 bank line-of-credit was entered into by the Buyer on December 28, 1995, which was guaranteed by Mr. Ullmann in his personal capacity. In May 1996, the Alliances committed to the institution of a fee withhold program, effective July 1, 1996, as permitted under its contracts with physicians, to withhold payments otherwise payable to referral physicians by approximately 15% to 22%, depending on the geographic location of the physician. Management of the Alliances and WellCare believe that this withhold program will enable, the Alliances to maintain their operations and reduce their accumulated deficits in 1996 and substantially eliminate them in 1997.

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

The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the periods indicated:


                                              Three Months Ended March 31,
                                                  1996          1995
                                                             (Restated)

Revenue:
  Premium earned                                  96.4%         97.0%
  Interest and other income                        3.6           3.0
       Total revenue                             100.0         100.0

Expenses:
  Hospital services                               19.1          17.6
  Physician services                              55.9          53.4
  Other medical services                           3.3           4.6
       Total medical expenses                     78.3          75.6
  General and administrative                      18.0          13.8
  Depreciation and amortization                    2.0           1.3
  Interest and other expenses                      1.7           1.2
       Total expenses                            100.0          91.9

Income before income taxes                         0.0           8.1
Provision for income taxes                         0.0           3.3

Net Income                                         0.0%          4.8%

Statistical Data:

  HMO member months enrollment                 275,314       247,080
  Medical loss ratio (1)                          81.2%         77.9%
  General and administrative ratio (2)            18.0%         13.8%

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

Net cash used in operating activities was $3.8 million during the first quarter of 1996 as compared to net cash used by operations of $2.2 million for the first quarter of 1995. The cash used in operations in the first quarter of 1996 resulted from a reduction of medical costs liabilities primarily due to increased levels of disbursements. The cash used in operations in the first quarter of 1995 resulted from a decrease in the level of medical costs payable attributable primarily to the prepayment of costs for specialists' care on a monthly basis under the new contractual capitation arrangements with the then recently established Alliances. Cash used for capital expenditures was approximately $.2 million during the first quarter of 1996 as compared to $1.1 million for the same period in 1995.

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally WCNY is required to maintain a contingent reserve equal to at least 1% of premiums earned limited, in total, to a maximum of 5% of premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At March 31, 1996, WellCare had required cash reserves of $8.2 million and a contingent reserve of $4.4 million, which was fully offset by the cash reserve. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve would be required to be maintained.

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

At March 31, 1996, the Company had total mortgage indebtedness of $6.4 million outstanding on five of its office buildings, of which approximately $800,000 is due February 1, 1999, approximately $4.4 million balance on January 1, 2000 and approximately $800,000 is due March 1, 2000. In Fbruary 1996, the Comapny incurred additional mortgage indebtedness of $335,000 due on March 1, 2001.

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

Not applicable

Item 3  Defaults Upon Senior Securities

Not applicable

Item 4  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5  Other Information

On January 19, 1996, the Company entered into a Note Purchase Agreement (the "Agreement") for the private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 due December 31, 2002 (the "Note") with the 1818 Fund II, L.P. (the "Fund"), a private equity fund managed by BBH & Co. Pursuant to the terms of the Agreement, as of such date, the Company has caused one (1) vacancy to be created on its Board of Directors and has caused Lawrence C. Tucker, as a designee of the Fund, to be appointed to the Board. Mr. Tucker's directorship does not have any classification.

On April 30, 1996, Mr. Robert W. Morey, Jr. was appointed Chairman of the Board, Chief Executive Officer and a director of the Board. Mr. Edward A. Ullmann remained President and assumed the functions of Chief Operating Officer as of said date.

Item 6  Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit 11 - Computation of Net Income Per Share of Common Stock

(b)   Reports on Form 8-K

The Company filed a Form 8-K on January 19, 1996, disclosing under Item 5 thereunder the private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 due December 21, 2002, with the 1818
Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co.

SIGNATURES

Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The WellCare Management Group, Inc.

By: /s/ Robert W. Morey
Robert W. Morey
Chairman of the Board and Chief Exeuctive Officer
(was appointed 4/30/96)

By: /s/ Marystephanie Corsones
Marystephanie Corsones
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 14, 1996


INDEX TO EXHIBITS

All exhibits listed below are filed with this Quarterly Report of Form 10-Q/A:

Exhibit Number                                         Page

   11         Computation of Net Income Per Share       21
                of Common Stock

   27         Financial Data Schedule                   22