Form 10-Q
period 1996-06-30
WELLCARE MANAGEMENT GROUP INC
filed 1996-08-14
CIK 900630

           SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

                       FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from   to

              Commission File No. 0-21684

          THE WELLCARE MANAGEMENT GROUP, INC.
 (Exact name of registrant as specified in its charter)

     NEW YORK                      14-1647239
(State or other jurisdiction            (I.R.S. Employer
 of incorporation or organization)      Identification Number)

     PARK WEST, HURLEY AVENUE EXTENSION, KINGSTON, NY 12401
(Address of principal executive offices)               (Zip Code)

                     (914) 338-4110
          (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.
                          YES X         NO

The number of Registrant's shares outstanding on August 2, 1996 was 4,871,878 shares of Common Stock, $.01 par value, and 1,440,364 shares of Class A Common Stock, $.01 par value.

                   Page 1 of 92 Pages
                Exhibit Index on Page 24

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   INDEX TO FORM 10-Q

                                                          Page

Part I - Consolidated Financial Information

Item 1    Financial Statements

          Consolidated Balance Sheets at
          June 30, 1996 and December 31, 1995                3

          Consolidated Statements of Operations
          for the Three Months and Six Months Ended
          June 30, 1996 and 1995                             5

          Consolidated Statements of Cash Flows
          for the Six Months Ended
          June 30, 1996 and 1995                             6

          Consolidated Statement of Shareholders'
          Equity for the Six Months Ended
          June 30, 1996                                      8

          Notes to Consolidated Financial Statements         9

Item 2    Management's Discussion and Analysis
          of Financial Condition and
          Results of Operations                             15

Part II - Other Information

Item 1    Legal Proceedings                                 20

Item 2    Changes in Securities                             21

Item 3    Defaults Upon Senior Securities                   21

Item 4    Submission of Matters to a
          Vote of Security Holders                          21

Item 5    Other Information                                 21

Item 6    Exhibits and Reports on Form 8-K                  22

Signatures                                                  23

Index to Exhibits                                           24

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets
           (in thousands, except share data)

                                   June 30,    December 31,
                                    1996             1995
                                  (Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $ 6,692   $ 5,456
Short-term investments -
 available for sale                       3,751     1,261
Accounts receivable (net
 of allowance for doubtful
 accounts of $1,950 in 1996
 and $1,166 in 1995)                     11,894    13,941
Due from affiliates - net                    71        50
Advances to participating providers       1,258     3,078
Other receivables (net of allowance
 for doubtful accounts of $744 in
 1996 and 1995)                           7,170     4,645
Prepaid expenses and other
 current assets (net of allowance
 for doubtful accounts of $1,176 in
 1996 and $534 in 1995)                  11,853     5,109
  TOTAL CURRENT ASSETS                   42,689    33,540

PROPERTY AND EQUIPMENT (net
 of accumulated depreciation
 and amortization of $4,425 in
 1996 and $3,711 in 1995)                12,561    12,993

OTHER ASSETS:
Restricted cash                           8,241     8,241
Notes receivable (net of allowance
 for doubtful accounts of $3,954 in
 1996 and $4,596 in 1995)                 1,295     1,389
Preoperational costs (net of
 accumulated amortization of
 $795 in 1996 and $349 in 1995)           2,940     3,232
Other non-current assets (net
 of allowance for doubtful
 accounts of $348 in 1996 and 1995
 and accumulated amortization of
 $440 in 1996 and $301 in 1995)           4,026     3,817
Due from affiliates                         147       173
Goodwill (net of accumulated
 amortization of $1,388 in 1996
 and $1,066 in 1995)                      8,342     8,626
  TOTAL                                 $80,241   $72,011

                                   June 30,     December 31,
                                    1996             1995
                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS'
 EQUITY
CURRENT LIABILITIES:
Notes payable                           $ 4,004        -
Current portion of long-term debt           882     1,547
Medical costs payable                    13,361    14,030
Accounts payable                          1,345       702
Accrued expenses                          1,529     1,453
Other current liabilities                   221        15
Unearned income                           3,091     3,060
  TOTAL CURRENT LIABILITIES              24,433    20,807

LONG-TERM LIABILITIES:
Long-term debt                           26,661    19,209
Other liabilities                             2       191
  TOTAL LIABILITIES                      51,096    40,207

COMMITMENTS AND CONTINGENCIES                 -         -

SHAREHOLDERS' EQUITY:
Class A Common Stock ($.01 par value;
 1,555,354 and 1,599,109 shares authorized
 1,440,364 and 1,484,119 shares issued
 and outstanding at June 30, 1996 and
 December 31, 1995, respectively)            14        15
Common Stock ($.01 par value;
 20,000,000 shares authorized,
 4,871,878 and 4,807,725 shares
 issued at June 30, 1996 and
 December 31, 1995, respectively)            49        48
Additional paid-in capital               26,624    26,371
(Accumulated deficit) Retained earnings  (1,673)    1,233
Statutory reserve                         4,360     4,360
                                         29,374    32,027
Unrealized (loss) gain on
 short-term investments                      (5)        5

Less:
Notes receivable from shareholders           17        17
Treasury stock (at cost; 14,066 and
14,266 shares of Common Stock at
June 30, 1996 and December 31, 1995,
respectively)                                207      211
  TOTAL SHAREHOLDERS' EQUITY              29,145    31,804
  TOTAL                                  $80,241   $72,011

See accompanying notes to consolidated financial statements.

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
         Consolidated Statements of Operations
        (in thousands, except per share amounts)
                      (Unaudited)

                             Three Months   Six Months
                             Ended June 30, Ended June 30,
                             1996   1995    1996   1995
                              (Restated)       (Restated)

REVENUE:
Premiums earned               $39,712   $35,078   $79,763   $68,918
Administrative fee income         597       580     1,363       765
Income from affiliates             62        53       130       116
Interest and investment
 income                           354       208       714       416
Other income                      468       983       790     1,562
  TOTAL REVENUE                41,193    36,902    82,760    71,777

EXPENSES:
Medical expenses               35,855    26,721    68,393    53,070
General and administrative
 expenses                       8,777     5,667    16,279    10,478
Depreciation and
 amortization expense             802       500     1,620       967
Interest expense                  559       340     1,109       594
Expenses paid to affiliates        90        82       203       190
Other expenses - net               (1)       (6)       (1)       41
  TOTAL EXPENSES               46,082    33,304    87,603    65,340

(LOSS) INCOME BEFORE
 INCOME TAXES                  (4,889)    3,598    (4,843)    6,437
PROVISION FOR INCOME TAXES     (1,955)    1,475    (1,937)    2,639
(LOSS) NET INCOME             ($2,934)   $2,123   ($2,906)   $3,798

NET (LOSS) INCOME PER SHARE    ($0.47)    $0.34    ($0.46)   $0.61

Weighted average shares of
 common and common stock
 equivalents outstanding        6,298     6,243     6,294     6,239

See accompanying notes to consolidated financial statements.

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows
                     (in thousands)
                      (Unaudited)

                                Six Months Ended June 30,
                                   1996        1995
                                             (Restated)

CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net (loss) income                       ($2,906)       $3,798
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization             1,620           967
(Increase) decrease in deferred taxes      (305)          301
Loss on sale of assets and others            -             22
Changes in assets and liabilities -
 net of effects of acquisition:
Decrease (increase) in accounts
 receivable - net                         2,047        (2,416)
Decrease in medical costs payable          (669)       (2,433)
Decrease in due to/from affiliates - net      5             7
Increase in other receivables            (2,189)       (2,651)
Increase in accounts payable, accrued
 expenses and other current liabilities     945           168
Increase in prepaid expenses and other   (6,004)         (522)
Increase in unearned income                  31           850
Decrease (increase) in advances to
 participating providers                  1,820          (823)
Increase in other non-current assets -
 excluding preoperational costs and
 accounts and other receivables            (874)          (12)
Other - net                                (328)          (95)
  NET CASH USED IN OPERATING ACTIVITIES  (6,807)       (2,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                      (282)       (1,201)
Decrease in notes receivable                (70)       (4,468)
Sale of investments                       4,010         3,766
Purchase of investments                  (6,500)         (628)
Increase in preoperational costs           (154)       (1,101)
Payments to acquire MCA, net of
 cash acquired                                -          (215)
Other investing activities                  (10)           66
  NET CASH USED IN INVESTING ACTIVITIES  (3,006)       (3,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and
 treasury stock - net                         5           -
Proceeds from exercise of stock options     252           167
Proceeds from notes payable and
 long-term debt                          21,239        10,349
Repayment of notes payable and
 long-term debt                         (10,447)       (2,136)
Other financing activities                    -            14
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES                  11,049         8,394

                                Six Months Ended June 30,
                                   1996        1995



NET INCREASE IN CASH AND
 CASH EQUIVALENTS                         1,236         1,774

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                      5,456         2,293

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                           $6,692        $4,067

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
Income taxes paid                        $1,792        $  607
Interest paid                             1,161         2,519


See accompanying notes to consolidated financial statements.

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 1996
(in thousands)
(Unaudited)

Part 1 of 1
                                                         Retained
                                          Additional     Earnings
                      Common    Common    Paid-in        (Accumulated    Statutory
                      Stock     Stock     Capital        Deficit)        Reserve

BALANCE,
 DECEMBER 31, 1995     $15       $48      $26,371        $1,233          $4,360

Issuance of
 treasury stock                                 1

Exercise of
 stock options                                252

Net change of
 valuation allowance
 on short-term
 investments

Net income                                                   28

BALANCE,
 MARCH 31, 1996            15       48    26,624          1,261       4,360

Conversion of Class A
 Common shares to
 Common shares             (1)       1

Net change of
 valuation allowance
 on short-term
 investments

Net loss                                                (2,934)

BALANCE,
 JUNE 30, 1996           $14       $49      $26,624    ($1,673)       $4,360

Part 2 of 2

                               Unrealized
                               Gain (Loss)     Notes                     Total
                               on Short-term   Receivable     Treasury   Shareholders'
                               Investments     Shareholders'  Stock      Equity

BALANCE,
 DECEMBER 31, 1995             $5               ($17)          ($211)    $31,804

Issuance of
 treasury stock                                                    4           5

Exercise on
 stock options                                                               252

Net change of valuation
 allowance on short-term
 investments                  (7)                                             (7)

Net income                                                                    28

BALANCE,
 MARCH 31, 1996               (2)              (17)           (207)       32,082

Conversion of Class A
 Common shares to Common
 shares                                                                        0

Net change of valuation
 allowance on short-term
 investments                 (3)                                              (3)

Net loss                                                                  (2,934)

BALANCE,
 JUNE 30, 1996               ($5)              ($17)           ($207)    $29,145


  The WellCare Management Group, Inc. and Subsidiaries
       Noted to Consolidated Financial Statements
                      (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at June 30, 1996, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1996. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

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

In March 1996, accounting personnel of the Company were informed that Mr. Edward A. Ullmann, then Chairman of the Board, Chief Executive Officer and President of the Company, (Mr. Ullmann resigned as Chairman and Chief Executive Officer on April 30,
1996), personally had guaranteed in his individual capacity two loans, each in the amount of $2,700,000, made by banks to these two entities, the proceeds of which were used to fund the aggregate payments of approximately $4,712,000 referred to above. After a review of the relevant circumstances, the Company elected to restate its 1994 financial statements by recording an additional $4,712,000 in medical expense and establishing an additional medical expense accrual. Since there are no specific amounts payable by the Company as a result of these transactions, the additional medical expense accrual will be accounted for as an offset to medical expense in future periods as these bank loans are paid down. A reduction of medical expense of approximately $1,307,000 and $735,000 was recorded in the first six months of 1996 and 1995, respectively, as a result of the reductions in the amounts of these bank loans.

3.   Short-Term Investments

The Company has determined that its short-term investments, consisting primarily of state and municipal obligations might be sold prior to maturity to support the Company's investment strategies. Such investments have, therefore, been classified as available for sale. The basis for available for sale securities is market value. The separate component of shareholders' equity representing unrealized gains or losses on investments available for sale was approximately a $5,000 loss at June 30, 1996 and a $5,000 gain at December 31, 1995.

4.   Acquisition of Managed Care Administrators, Inc.

On March 31, 1995, pursuant to an option for which it had paid $200,000 in November 1994, the Company acquired the assets and assumed certain liabilities of Managed Care Administrators, Inc. ("MCA"), a company engaged in managing a network of primary care physicians who provide health care services to Medicaid recipients in New York City. The purchase price consisted of $500,000 in cash, the assumption of certain liabilities and WellCare's agreement to pay an earn-out not to exceed $1,500,000, whereby MCA is to be paid each calendar year an amount equal to twenty percent (20%) of the pre-interest, pre-tax net income generated by the option assets and liabilities. The excess of $668,750, representing the sum of the $500,000 cash portion of the purchase price and the unamortized portion of the option at March 31, 1995, over the $1,055,100 fair value of the net liabilities assumed was approximately $1,724,000 at December 31, 1995. In the first quarter of 1996, additional goodwill in the amount of approximately $38,000 was recognized as a result of obtaining necessary additional information which allowed the Company to more accurately quantify the net realizable value of certain assets purchased from MCA.

5.   Sale of WellCare Medical Management, Inc.

In June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WellCare Medical Management, Inc. ("WCMM") which was engaged in managing physician practices, and then sold WCMM for cash of $.6 million and a note receivable of $5.1 million. A gain of approximately $144,000 was deferred pending the repayment of the note. The Company has a five-year option to acquire the Buyer at any time at a price determined by a formula based on the Buyer's results of operations. The Company is in the process of re-negotiating the terms of this option.

The note receivable bears interest at a rate equal to prime plus 2% (10.25% at June 30, 1996) with interest payable monthly through July 31, 1996 and, thereafter, principal and interest monthly through July 31, 2000. The Buyer is seeking additional financing, and is contractually obligated to pay the note receivable from such proceeds. Through August 14, 1996 such financing has not taken place. In view of the Buyer's operating losses and advances to the Alliances, the Company has obtained from certain of the Buyer's equity holders personal guarantees of the notes and pledges of collateral to secure these guarantees. Nevertheless, in view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, the Company had elected to fully reserve the note receivable in 1995.

6.   Income Taxes

The (benefit)/provision for Federal and State income taxes is at an effective rate of 40.0% for the six months ended June 30, 1996 and 41.0% for the six months ended June 30, 1995.

7.   Stock Options

The Company's stock option plan (the "Plan"), as amended, has 446,362 shares reserved for issuance, as of June 30, 1996, upon exercise of options granted thereunder, Incentive stock options, as defined in Section 422 of the Internal Revenue Code, may be granted to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Compensation Committee appointed by the Board of Directors (the "Committee") determines will contribute to the Company's success, at exercise prices equal to (i) in the case of incentive options, not less than 100% of the fair market value of the Common Stock on the date of grant, and (ii) in the case of non-incentive options, not less than 75% of such fair market value. In addition to selecting the optionee, the Committee determines the number of shares of Common Stock subject to each option, the term thereof, which may not exceed ten (10) years, the time or times when the non-incentive option becomes exercisable and otherwise administers the Plan. Incentive stock options are exercisable cumulatively at the rate of 25% per year commencing one (1) year from the date of grant. Incentive options expires six (6) months after the date of termination of a holder's employment by reason of death, disability or retirement at or after the age of 65 (or such earlier date as the option by its terms would have expired) and on the date of termination of the holder's employment for any other reason.

The Plan also provides for the grant of non-incentive stock options to outside directors upon their election, re-election or appointment to the Board of Directors to purchase 3,000 shares of Common Stock at an exercise price equal to 75% of the fair market value of the Common Stock on the date of grant. Such options are for a term of five (5) years from the date of grant and expire three (3) months following the date on which such holder ceases to be a director or such earlier date as the option by its terms would have expired.

Options to purchase 453,638 shares of Common Stock at exercise prices ranging from $11.75 to $24.50 per share were outstanding under the Plan on June 30, 1996, of which options to purchase 120,000 shares at exercise prices ranging from $12.63 to $12.87 per share had been granted in the second quarter of 1996. Of the total options outstanding at June 30, 1996, options to purchase 64,979 shares were exercisable.

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

8.   Notes Payable and Long-Term Debt

On January 19, 1996, the Company announced the completion of a private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002 with The 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co. The Note accrues interest at the rate of 6% per annum, payable quarterly by the Company. The principal amount of the Note is payable in one amount on December 31, 2002. The Note is subject to certain mandatory redemption at the option of the holder of the Note upon certain changes in control of the Company. In addition, the Note is subject to certain optional redemptions at the option of the Company after the fourth anniversary of the date of the Note. By its terms, the
Note is subordinated to all senior indebtedness of the Company.
As of August 14, 1996, the Company was in negotiation with the holder of this Note to amend certain terms, including the conversion price. The Company is in default of certain provisions of its loan agreement with The 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co., including the requirement to maintain a minimum tangible net worth as defined in the loan agreement. The Company is currently renegotiating amendments of certain terms, including a change in the conversion price and other terms which it believes will cure any default provisions.

In response to the Company's late filing of its Annual Report on Form 10-K with the Securities and Exchange Commission, during April 1996, Key Bank froze all borrowings under the Company's $15,000,000 revolving line-of-credit pending submission of the Company's audited financial statements. In addition, Key Bank granted the Company a waiver of any and all financial covenants for the periods ending December 31, 1995 and March 31, 1996. The Company is in the process of renegotiating the line-of-credit with Key Bank. Management anticipates that the new terms will be finalized by September 15, 1996. As of August 14, 1996, the outstanding borrowing on the line was $3.1 million.

In February 1996, the Company's wholly-owned subsidiary, WellCare
Development, Inc. ("WCD") incurred additional mortgage indebtedness on a building to be used primarily for office space for the Company. The additional indebtedness of $335,000 is due on March 1, 2001, with a fixed interest rate of 8.25%.

9.   Commitments and Contingencies

a. The Alliances commenced operations in the fourth quarter of 1994. Based on information furnished to the Company by the Alliances, the Alliances have operated at a deficit since inception. This deficit resulted from medical expense obligations assumed from WellCare by the Alliances upon their formation, medical expenses for incurred but not reported losses which were in excess of amounts estimated at the time of their formation, and operating losses since their formation. The deficit is approximately $16,000,000 at December 31, 1995, based on unaudited financial results of the Alliances. The Alliances have financed these deficits through a combination of the lags inherent in the receipt, adjudication and payment of claims, as well as further deferral of claim payments and borrowings from the Buyer referred to in Note 5. In addition, a $3,000,000 bank line-of-credit was entered into by the Buyer on December 28, 1995, which was guaranteed by Mr. Ullmann in his personal capacity. In May 1996, the Alliances committed to the institution of a fee withhold program, effective July 1, 1996, as permitted under its contracts with physicians, to withhold payments otherwise payable to referral physicians by approximately 15% to 22% depending on the geographic location of the physician. Management of the Alliances and WellCare believe that this withhold program will enable the Alliances to maintain their operations and reduce their accumulated deficits in 1996 and substantially eliminate them in 1997.

The Company has been advised by counsel that it would have no financial liability to providers for past services rendered in the event the Alliances were unable to maintain their operations. Further, the Company has direct contracts with providers which would require the providers to continue to provide medical care to members on the financial terms similar to those in the Alliances' agreements with providers, in the event that the Alliance were unable to maintain their operations. Nevertheless, in the event of continuing losses or increasing deficits by the Alliances, the Alliances could request increased capitation rates from the Company.

Management of the Company does not believe that such additional financial or increased contractual capitation rates should be required by the Alliances and has no intention to agree to such terms if requested by the Alliances. However, as outlined in Note 9c below, the Company agreed to record a one-time additional charge to medical expense based on the strong recommendation of the State of New York Insurance Department.

b. Class Action Litigation - Between April 1, 1996 and June 6, 1996, the Company as well as two of its officers who are also directors, were named as defendants in twelve separate actions (the "Securities Litigations"). An additional three directors were also named in one of those actions. Of the twelve separate actions, ten were filed in the United States District Court for the Northern District of New York and the other two were filed in the United States District Court for the Southern District of New York. The claims asserted in the Securities Litigations are substantially similar to one another and essentially seek the same relief. Plaintiffs seek to recover damages allegedly caused by defendants' (including WellCare's) violations of federal security laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning WellCare's financial condition. Plaintiffs allege that as a result of their reliance on these alleged misrepresentations, they purchased stock in WellCare at artifically inflated prices. Plaintiffs are seeking compensatory damages in an amount to be determined at trial.

On July 3, 1996, by Order of Magistrate Judge David R. Homer, the Securities Litigations were consolidated and an amended consolidated complaint is due to be served on August 21, 1996. Because the Securities Litigations were only recently consolidated, discovery has not yet begun. The Company's counsel is currently negotiating with plaintiffs' counsel to effect a dismissal, without prejudice, of the three additional directors who were named in one of the pre-consolidation actions and expects to effect a dismissal of these parties before the amended consolidated complaint is served. Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

c. Regulatory Matters - In connection with a comprehensive review of its arrangements with Alliances and the financing of Alliances as discussed further in Notes 2 and 9a, the Company delayed the filing of its Annual Report on Form 10-K with the Securities and Exchange Commission. Also, the State of New York Insurance Department accelerated its normal statutory audit of the Company and is expected to consider the same issues which were reviewed by the Company, as well as other matters. It is not possible to predict the actions, if any, which may be taken by these or other regulatory bodies or the effects of those actions, if any, on the business operations or financial statements of the Company. Nonetheless, on August 8, 1996, in a meeting with the State of New York Departments of Insurance and Health, the Insurance Department strongly recommended that the Company record a one-time additional charge of $3.7 million resulting from assuming the cost of hospital inpatient care for members, the cost of which had previously been assumed by the Alliances and for which the Company had no contractual obligation to pay.

d. Other - The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of the management, the amount of loss that might be sustained, if any, would not have a material effect on the Company's consolidated financial statements.

10.  Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, due from affiliates - net, advances to participating providers, other receivables - net, restricted cash, other non-current assets, accounts payable and accrued expenses approximate their fair value.

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

11.  Earnings Per Share

Earnings per share calculations are based on a weighted average number of shares outstanding for the applicable period and give effect to all outstanding stock options. No material dilutive securities existed at June 30, 1996 or 1995.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included in the quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. As a result of the restatement of prior period operating results, the medical expense for the three and six months period ended June 30, 1995 has been reduced from the previously reported amounts (See Note 2 of "Notes to Consolidated Financial Statements").

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

The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the periods indicated.

                               Three Months     Six Months
                               Ended June 30,   Ended June 30,

                               1996      1995   1996   1995
                                      (Restated)     (Restated)
Revenue:
Premium earned                 96.4%     95.1%  96.4%   96.0%
Interest and
   other income                 3.6       4.9    3.6     4.0
  TOTAL REVENUE               100.0     100.0  100.0   100.0

Expenses:
Hospital services              30.3      21.3   24.7    19.5
Physician services             57.2      49.3   56.5    51.3
Other medical services         (0.5)      1.8    1.4     3.2
  TOTAL MEDICAL SERVICES       87.0      72.4   82.6    74.0

General and administrative     21.3      15.4   19.7    14.6
Depreciation and amortization   2.0       1.3    2.0     1.3
Interest and other expenses     1.6       1.1    1.5     1.1
  TOTAL EXPENSES              111.9      90.2  105.8    91.0

Income before income taxes    (11.9)      9.8   (5.8)    9.0
Provision for income taxes     (4.8)      4.0   (2.3)    3.7

Net Income                     (7.1)%     5.8%  (3.5)%   5.3%

Statistical Data:
HMO member months enrollment  273,420   254,540   548,734   501,620
Medical loss ratio (1)         90.3%     76.2%  85.7%   77.0%
General and administrative
 ratio (2)                     21.3%     15.4%  19.7%   14.6%

(1)  Medical expenses as a percentage of premiums earned;
reflects the combined rates for commercial, Medicaid, full-risk
Medicare and Medicare supplemental members.

(2) General and administrative ratio as percentage of total revenue.

Three Months Ended June 30, 1996 Compared to Three Months
Ended June 30, 1995 (Restated)

Premiums earned in the second quarter of 1996 increased by 13.2%, or $4.6 million, to $39.7 million from $35.1 million in the second quarter of 1995. This increase is attributable to increases in HMO membership and in premium rates. Total member months increased by 7.4% in the second quarter of 1996 to 273,420, which accounted for $2.5 million of the $4.6 million increase in premiums earned. Premium rates increased 3.4% for commercial members, decreased 4.7% for Medicaid members, included premium rates earned for full-risk Medicare members; taken collectively, there was a 5.2% total weighted average increase which accounted for the $2.1 million balance of the increase in premiums earned.

Interest and other income decreased by 18.8%, or $.3 million, to $1.5 million in the second quarter of 1996. This decrease is primarily due to reductions in consulting revenue and insurance reimbursements offset, in part, by an increase in interest income.

Medical expenses increased 34.2%, or $9.1 million, to $35.9 million in the second quarter of 1996, representing a 25.4% increase on a per member per month basis and increased as a percentage of premiums earned (the "medical loss ratio") from 76.2% in the second quarter of 1995 to 90.3% in the second quarter of 1996. This increase in medical expenses is due, in the large part, to the Company agreeing to record a one-time additional liability in the amount of approximately $3.7 million resulting from assuming, at the strong recommendation of the State of New York Insurance Department at a meeting on August 8, 1996, the cost of hospital inpatient care for members, the cost of which had previously been assumed by the regional health care delivery networks (the "Alliances") and for which the Company had no contractual obligation to pay. The increase in medical expenses is also due to an increase in the contractual capitation rate paid to the Alliances. As a result of the restatement of prior period operating results, the medical expenses for the three month period ended June 30, 1995 has been reduced by approximately $.6 million from the previously reported amounts (See Note 2 of "Notes to Consolidated Financial Statements").

Effective October 1, 1994, WCNY changed its capitation arrangements from capitating primary care physicians with attendant risk-sharing to capitating the Alliances comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at a deficit since inception and have recently instituted measures to reduce these deficits and achieve profitability. The Alliances could request additional funding from the Company, although management does not believe that such additional funding should be required and does not intend to agree to such additional funding, if requested (See Note 9a of "Notes to Consolidated Financial Statements").

General and administrative ("G&A") expenses increased 54.9%, or $3.1 million, from $5.7 million in the second quarter of 1995 to

$8.8 million in the second quarter of 1996. The increase in G&A expenses resulted primarily from an increase of approximately $.8 million in extraordinary legal and other professional services related specifically to the class action litigation; increased staffing related to service area and product line expansion; and an additional increase of approximately $.5 million in the doubtful account reserve for trade accounts receivable which reflects a change in business methodology.

Depreciation and amortization increased by 60.4%, or $.3 million, in the second quarter of 1996 due primarily to amortization of preoperational costs associated with service area and product line expansion.

Interest and other expenses increased by 55.8%, or $.2 million, in the second quarter of 1996 due primarily to interest expense associated with the private placement of a subordinated convertible note (See "Liquidity and Capital Resources").

Six Months Ended June 30, 1996 Compared to Six Months
Ended June 30, 1995 (Restated)

Premiums earned in the first six months of 1996 increased by 15.7%, or $10.9 million, to $79.8 million from $68.9 million in the first six months of 1995. This increase is attributable to increases in HMO membership and in premium rates. Total member months increased by 9.3% in the first six months of 1996 to 548,734, which accounted for $6.2 million of the $10.9 million increase in premiums earned. Premium rates increased 4.5% for commercial members, decreased 1.0% for Medicaid members and including the premiums rates earned for full-risk Medicare members resulted in a 5.8% total weighted average increase and accounted for the $4.7 million balance of the increase in premiums earned.

Interest and other income increased by 4.8%, or $.1 million, to $3.0 million in the first six months of 1996. This increase is primarily due to increases in management fees and interest income offset, in part, by decreases in consulting revenue and insurance reimbursements.

Medical expenses increased 28.9%, or $15.3 million, to $68.4 million in the first six months of 1996, representing an 18.4% increase on a per member per month basis and increased as a percentage of premiums earned (the "medical loss ratio") from 77.0% in the first six months of 1995 to 85.7% in the first six months of 1996. This increase in medical expenses is due, in part, to an increase in the contractual capitation rate paid to the Alliances. The increase in medical expenses is also due to the Company agreeing to record a one-time additional liability in the amount of approximately $3.7 million resulting from assuming, at the strong recommendation of the State of New York Insurance Department at a meeting on August 8, 1996, the cost of hospital inpatient care for members, the cost of which had previously been assumed by the Alliances and for which the Company had no contractual obligation to pay. As a result of the restatement of prior period operating results, the medical expenses for the three month period ended June 30, 1995 has been reduced by approximately $.7 million from the previously reported amounts (See Note 2 of "Notes to Consolidated Financial Statements").

Effective October 1, 1994, WCNY changed its capitation arrangements from capitating primary care physicians with attendant risk-sharing to capitating the Alliances comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at a deficit since inception and have recently instituted measures to reduce these deficits and achieve profitability. The Alliances could request additional funding from the Company, although management does not believe that such additional funding should be required and does not intend to agree to such additional funding, if requested (See Note 9a of "Notes to Consolidated Financial Statements").

General and administrative ("G&A") expenses increased 55.4%, or $5.8 million, from $10.5 million in the first six months of 1995 to $16.3 million in the first six months of 1996. The increase in G&A expenses resulted primarily from an increase of approximately $.8 million in extraordinary legal and other professional services related to class action litigation; an additional increase of approximately $.5 million in the doubtful account reserve for trade accounts receivable reflecting a change in business methodology; increased staffing related to service area and product line expansion; and marketing and telecommunications activities.

Depreciation and amortization increased by 67.5%, or $.7 million, in the first six months of 1996 due primarily to amortization of preoperational costs associated with service area and product line expansion.

Interest and other expenses increased by 58.9%, or $.5 million, in the first six months of 1996 due primarily to interest expense associated with the private placement of a subordinated convertible note (See "Liquidity and Capital Resources").

Liquidity and Capital Resources

On January 19, 1996, the Company announced the completion of a private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002, with The 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co. The Company has utilized a part of the net proceeds of this private placement to retire a portion of the Company's debt. The Company anticipates utilizing the balance of the proceeds for general corporate purposes. As of August 14, 1996, the Company was in negotiation with the holder of this Note to amend certain terms, including the conversion price.

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

Net cash used in operating activities was $6.8 million during the first six months of 1996, as compared to net cash used by operations of $2.8 million for the first six months of 1995. The cash used in operations in the first six months of 1996 resulted from a reduction of medical costs liabilities primarily due to increased levels of disbursements offset, in part, by the recording of a $3.7 million liability as requested by the State of New York Insurance Department and increases in amounts expected to be recovered and deferred expense related to corporate income taxes. The cash used in operations in the first six months of 1995 resulted from an increase in receivables attributable, in part, to increases in HMO membership and premium rates, and a decrease in the level of medical costs payable attributable primarily to the prepayment of costs for specialists' care on a monthly basis under the new contractual capitation arrangements with the then recently established Alliances. Cash used for capital expenditures was approximately $.3 million during the first six months of 1996, as compared to $1.2 million for the same period in 1995.

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, WCNY is required to maintain a contingent reserve equal to at least 1% of premiums earned limited, in total, to a maximum of 5% of premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31st of each year and is maintained throughout the following calendar year. At June 30, 1996, WellCare has required cash reserves of $8.2 million and a contingent reserve of $4.4 million, which was fully offset by the cash reserve. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve would be required to be maintained.

At June 30, 1996, the Company has working capital of $18.3 million, excluding the $8.2 million cash reserve required by New
York State which is classified as a non-current asset, compared to working capital of $12.7 million at December 31, 1995; the increase is attributable primarily to the net proceeds from the Note which is classified as a long-term liability.

In June 1995, Key Bank of New York increased the limit on an unsecured working capital line-of-credit to $15.0 million, $3.1 million of which was outstanding at August 14, 1996. The line expires on May 31, 1997. In response to the Company's late filing of its Annual Report on Form 10-K with the Securities and Exchange Commission, during April 1996, Key Bank froze all borrowing under the Company's $15.0 million revolving line-of-credit pending submission of the Company's audited financial statements. In addition, Key Bank granted the Company a waiver of any and all financial covenants for the period ending December 31, 1995, and March 31, 1996. The Company is in the process of renegotiating the line-of-credit with Key Bank. It is anticipated that the new terms will be finalized prior to September 15, 1996.

At June 30, 1996, the Company had total mortgage indebtedness of $6.3 million outstanding on five of its office buildings, of which approximately $800,000 is due February 1, 1999, approximately $4.4 million is due on January 1, 2000, approximately $800,000 is due March 1, 2000, and approximately $335,000 due on March 1, 2001.

Between April 1, 1996 and June 6, 1996, the Company as well as two of its officers who are also directors, were named as defendants in twelve separate actions (the "Securities Litigations"). An additional three directors were also named in one of those actions. Of the twelve separate actions, ten were filed in the United States District Court for the Northern District of New York and the other two were filed in the United States District Court for the Southern District of New York. The claims asserted in the Securities Litigations are substantially similar to one another and essentially seek the same relief. Plaintiffs seek to recover damages allegedly caused by defendants' (including WellCare's) violations of federal security laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning WellCare's financial condition. Plaintiffs allege that as a result of their reliance on these alleged misrepresentations, they purchased stock in WellCare at artifically inflated prices. Plaintiffs are seeking compensatory damages in an amount to be determined at trial.

On July 3, 1996, by Order of Magistrate Judge David R. Homer, the Securities Litigations were consolidated and an amended consolidated complaint is due to be served on August 21, 1996. Because the Securities Litigations were only recently consolidated, discovery has not yet begun. The Company's counsel is currently negotiating with plaintiffs' counsel to effect a dismissal, without prejudice, of the three additional directors who were named in one of the pre-consolidation actions and expects to effect a dismissal of these parties before the amended consolidated complaint is served. Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

Inflation

Medical costs have been rising as a higher rate than consumer goods as a whole. The Company believes its premium increases, capitation arrangements and other cost controls measures mitigate, but do not wholly offset, the effects of medical cost inflation on its operations and its inability to increase premiums could negatively impact the Company's future earnings.

PART II - Other Information

Item 1    Legal Proceedings

Between April 1, 1996 and June 6, 1996, the Company as well as two of its officers who are also directors, were named as defendants in twelve separate actions (the "Securities Litigations"). An additional three directors were also named in one of those actions. Of the twelve separate actions, ten were filed in the United States District Court for the Northern District of New York and the other two were filed in the United States District Court for the Southern District of New York. The claims asserted in the Securities Litigations are substantially similar to one another and essentially seek the same relief. Plaintiffs seek to recover damages allegedly caused by defendants' (including WellCare's) violations of federal security laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning WellCare's financial condition. Plaintiffs allege that as a result of their reliance on these alleged misrepresentations, they purchased stock in WellCare at artifically inflated prices. Plaintiffs are seeking compensatory damages in an amount to be determined at trial.

On July 3, 1996, by Order of Magistrate Judge David R. Homer, the
Securities Litigations were consolidated and an amended consolidated complaint is due to be served on August 21, 1996.

Because the Securities Litigations were only recently consolidated, discovery has not yet begun. The Company's counsel is currently negotiating with plaintiffs' counsel to effect a dismissal, without prejudice, of the three additional directors who were named in one of the pre-consolidation actions and expects to effect a dismissal of these parties before the amended consolidated complaint is served. Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

On August 2, 1996, the Company announced that the Securities and Exchange Commission ("SEC") had issued a Formal Order of Private Investigation of the Company. The Formal Order enables the SEC to utilize its subpoena powers to obtain relevant information from third parties as well as the Company. In its letter to the Company, the SEC stated that this investigation is confidential and should not be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred. The Company intends to comply with all requests from and cooperate fully with the SEC. The Company is not aware of any unlawful conduct with respect to these matters.

Item 2    Changes in Securities

Not Applicable

Item 3    Defaults Upon Senior Securities

The Company is in default of certain provisions of its loan agreement with The 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co., including the requirement to maintain a minimum tangible net worth as defined in the loan agreement. The Company is currently renegotiating amendments of certain terms, including a change in the conversion price and other terms which it believes will cure any default provisions.

Item 4    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5    Other Information

On April 30, 1996, Mr. Robert W. Morey, Jr. was appointed Chairman of the Board, Chief Executive Officer and a director of the Board. Mr. Edward A. Ullmann remained President and assumed the functions of Chief Operating Officer as of said date.

On May 29, 1996, Mr. Douglas A. Hayward joined the Company as
President and Chief Executive Officer of WellCare of Connecticut,
Inc., a wholly-owned subsidiary of the Company.

On June 1, 1996, John E. Ott, M.D. was named as Executive Vice
President of the Company.

Item 6    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 3.2b   Copy of Registrant's Amended By-Laws
Exhibit 10.50  Copy of Employment Contract and Stock
                Option Agreements between Registrant
                and Douglas A. Hayward
Exhibit 10.51  Copy of Employment Contract and Stock Option
                Agreements between Registrant and
                John E. Ott, M.D.
Exhibit 11     Computation of Net Income Per Share of
                Common Stock
Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K

Not Applicable

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The WellCare Management Group, Inc.


By:  /s/ Robert W. Morey, Jr.
  Robert W. Morey, Jr.
  Chairman of the Board and
  Chief Executive Officer (was appointed 4/30/96)


By:  /s/ Marystephanie Corsones
  Marystephanie Corsones
  Vice President of Finance/
  Chief Financial Officer
  (Principal Financial and Accounting Officer)


Date:     August 14, 1996

                   INDEX TO EXHIBITS

All exhibits listed below are filed with this Quarterly Report on Form 10-Q:

Exhibit Number                                Page Number

3.2b           Copy of Registrant's               25
               Amended By-Laws

10.50          Copy of Employment Contract        35
               dated May 29, 1996 and Stock Option
               Agreements between Registrant and
               Douglas A. Hayward

10.51          Copy of Employment Contract        59
               dated June 1, 1996 and Stock Option
               Agreements between Registrant and
               John E. Ott, M.D.

11             Computation of Net Income          90
               Per Share of Common Stock


27             Financial Data Schedule            91

[TYPE]         EX-3.(ii)
[DESCRIPTION]  BY-LAWS

10.3.2b   Copy of Registrant's Amended By-Laws

                        BY-LAWS

                           OF

          THE WELLCARE MANAGEMENT GROUP, INC.

               (AS AMENDED MAY 24, 1996)

                       ARTICLE I
                      SHAREHOLDERS

     Section 1. Annual Meeting. The annual meeting of the shareholders of The WellCare Management Group, Inc. (the "Corporation") shall be held either within or without the State of New York, at such place and at such time as the Board of Directors may designate and set forth in the call or in a waiver of notice thereof, for the purpose of electing directors and for the transaction of such other business as may properly be brought before the meeting, and except as otherwise designated by the Board of Directors and stated in the notice of the meeting, the annual meeting of the shareholders shall be held on the first Monday in June in each year, if not a legal holiday, and if a legal holiday, then on the next business day following, at 6:00 p.m., at which meeting the shareholders shall elect a Board of Directors for the ensuing year and transact such other business as may properly be brought before the meeting.

     Section 2. Proposed Business at Annual Meeting. No business may be transacted at an annual meeting of shareholders, other than business that is either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors (or any duly authorized committee thereof), which shall include shareholder proposals contained in the Corporation's proxy statement made in accordance with Rule 14a-8 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), or any successor thereto, or (b) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors (or any duly authorized committee thereof).

     Section 3. Special Meetings. Special Meetings of the shareholders, for any purpose or purposes, may be called at any time by resolution of the Board of Directors or by the President, and shall be called by the President or by the Secretary upon the written request of the holders of record of the issued and outstanding shares entitled to cast at least twenty percent (20%) of the total number of votes entitled to be cast by shareholders at such meeting, at such times and at such place either within or without the State of New York as may be stated in the call or in a waiver of notice thereof. Business transacted at any special meeting shall be limited to the purposes stated in the notice.

     Section 4. Notice of Meetings. Notice of the time, place and purpose of every meeting of shareholders shall be delivered personally or by first class mail, not less than ten

(10) days nor more than fifty (50) days previous thereto, or by third class mail, not less than twenty-four (24) days nor more than fifty (50) days before the meeting, to each shareholder of record entitled to vote, at his post office address appearing upon the records of the Corporation or at such other address as shall be furnished in writing by him to the Corporation for such purpose. Such further notice shall be given as may be required by law or by these By-Laws. Any meeting may be held without notice if all shareholders entitled to vote are present in person or by proxy, or if notice is waived in writing, either before or after the meeting, by those not present. The attendance of any shareholder at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting lack of notice of such meeting, shall constitute a waiver of notice by such shareholder.

     Section 5. Quorum. The holders of record of at least a majority of the shares of the stock of the Corporation, issued and outstanding and entitled to vote, present in person or by proxy, shall, except as otherwise provided by law or by these By-Laws, constitute a quorum at all meetings of the shareholders; if there be no such quorum, the holders of a majority of such shares so present or represented may adjourn the meeting from time to time until a quorum shall have been obtained.

     Section 6. Organization of Meetings. Meetings of the shareholders shall be presided over by the Chairman of the Board, if there be one, of if he is not present by the President, or if he is not present by a chairman to be chosen at the meeting. The Secretary of the Corporation, or in his absence an Assistant Secretary, shall act as Secretary of the meeting, if present.

     Section 7. Voting. At each meeting of shareholders, except as otherwise provided by statute, every holder of record of stock entitled to vote shall be entitled to cast the number of votes to which shares of such class or series are entitled as set forth in the Certificate of Incorporation or any Certificate of Amendment with respect to any preferred stock, in person or by proxy for each share of such stock standing in his name on the records of the Corporation. Elections of directors shall be determined by a plurality of the votes cast thereat and, except as otherwise provided by statute, the Certificate of Incorporation, or these By-Laws, all other action shall be determined by a majority of the votes cast at such meeting. Each proxy to vote shall be in writing and signed by the shareholder or by his duly authorized attorney.

     At all elections of directors, the voting shall be by ballot or in such other manner as may be determined by the shareholders present in person or by proxy entitled to vote at such election. With respect to any other matter presented to the shareholders for their consideration at a meeting, any shareholder entitled to vote may, on any question, demand a vote by ballot.

     A complete list of the shareholders as of the record date, certified by the Secretary or the transfer agent of the Corporation, shall be produced at any meeting of shareholders upon the request thereat or prior thereto of any shareholder.

     Section 8 Action by Consent. Any action required or permitted to be taken at any meeting of shareholders may be taken without a meeting, if, prior to such action, a written consent or consents thereto setting forth such action, is signed by the holders of record of all of the shares of the stock of the Corporation, issued and outstanding and entitled to vote.

                       ARTICLE II

                       DIRECTORS

     Section 1. Number, Quorum, Term, Vacancies, Removal. The number of directors of the Corporation shall be fixed in the manner provided in the Certificate of Incorporation.

     A majority of the members of the Board of Directors then holding office shall constitute a quorum for the transaction of business, but if at any meeting of the Board there shall be less than a quorum present, a majority of those present may adjourn the meeting from time to time until a quorum shall have been obtained.

     Except as otherwise provided in the Certificate of Incorporation, directors shall hold office until the next annual election at which the class to which a director shall have been elected is scheduled to stand for reelection and shall have qualified, unless sooner displaced.

     Except as otherwise required by the Certificate of Incorporation, newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board, by reason of death, resignation, or otherwise, including the removal of a director as provided in the Certificate of Incorporation, shall be filled by a vote of the Board or, if the number of directors then in office is less than a quorum, by vote of a majority of the directors then in office. A director so elected to fill a vacancy, other than a vacancy arising through an increase in the number of authorized directors, shall serve for the remainder of the term of the class of directors in which the vacancy occurred and until such director's successor shall have been duly elected and qualified. A director so elected to fill a vacancy arising through an increase in the number of authorized directors shall serve for the remainder of the term of the class of directors into which such director has been placed by the Board of Directors pursuant to this Article. When a vacancy is created as a result of the resignation of a director from the Board of Directors, which resignation is not effective until a future date, such director shall not have the power to vote to fill such vacancy.

     Section 2. Nomination of Directors. Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors of the Corporation, except as may be otherwise provided in any Certificate of Amendment of the Corporation with respect to the right of holders of certain specified classes of preferred stock of the Corporation to nominate and elect a specified number of directors in certain circumstances. Nominations of persons for election to the Board of Directors may be made at any annual meeting of shareholders, or at any special meeting of shareholders called for the purpose of electing directors, (a) by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (b) by any shareholder of the Corporation who is a shareholder of record on the record date for the determination of shareholders entitled to vote at such meeting.

     Section 3. Meetings, Notice. Meetings of the Board of Directors shall be held at such place either within or without the State of New York, as may from time to time be fixed by resolution of the Board, or as may be specified in the call or in a waiver of notice thereof. Regular meetings of the Board of Directors shall be held at such times as may from time to time be fixed by resolution of the Board, and special meetings may be held at any time upon the call of one director, the Chairman of the Board, if one be elected, or the President, by oral, telegraphic or written notice, duly served on or sent or mailed to each director not less than two days before such meeting. A meeting of the Board may be held without notice immediately after the annual meeting of shareholders at the same place at which such meeting was held. Notice need not be given of regular meetings of the Board. Any meeting may be held without notice, if all directors are present, or if notice is waived in writing, either before or after the meeting, by those not present.

     Section 4. Committees. The Board of Directors may, in its discretion, by resolution passed by a majority of the entire
Board, designate from among its members one or more committees which shall consist of three or more directors. The Board may designate one or more directors as alternate members of any such committee, who may replace any absent or disqualified member at any meeting of the committee. Such committees shall have and may exercise such powers as shall be conferred or authorized by the resolution appointing them, provided, however, that no such committee shall have authority as to the following matters: (i) the submission to shareholders of any action that needs shareholders' approval under the New York Business Corporation
Law, (ii) the filling of vacancies in the Board of Directors or in any committee, (iii) the fixing of compensation of the directors for serving on the Board or on any committee, (iv) the amendment or repeal of the By-Laws, or the adoption of new By-Laws, and (v) the amendment or repeal of any resolution of the Board which by its terms shall not be so amendable or repealable. A majority of any such committee may determine its action and fix the time and place of its meetings, unless the Board of Directors shall otherwise provide. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors when required. The Board shall have power at any time to change the membership of any such committee, to fill vacancies in it, or to dissolve it.

     Section 5. Action by Consent. Any action required or permitted to be taken at any meeting of the Board of Directors, of any committee thereof, may be taken without a meeting, if prior to such action a written consent or consents thereto is signed by all members of the Board, or of such committee as the case may be, and such written consent or consents is filed with the minutes of proceedings of the Board or committee.

     Section 6. Telephonic Meetings. Any or all members of the Board or any committee thereof may participate in a meeting of such Board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

     Section 7. Compensation. The Board of Directors may determine, from time to time, the amount of compensation which shall be paid to its members. The Board of Directors shall also have power, in its discretion, to allow a fixed sum and expenses for attendance at each regular or special meeting of the Board, or of any committee of the Board; the Board of Directors shall also have power, in its discretion, to provide for any pay to directors rendering services to the Corporation not ordinarily rendered by directors, as such, special compensation appropriate to the value of such services, as determined by the Board from time to time.

                      ARTICLE III

                        OFFICERS

     Section 1. Titles and Election. The officers of the Corporation, who shall be chosen by the Board of Directors at its first meeting after each annual meeting of shareholders, shall be a President, a Treasurer and a Secretary. The Board of Directors from time to time may elect a Chairman of the Board, a Vice Chairman of the Board, one or more Vice Presidents, Assistant Secretaries, Assistant Treasurers and such other officers and agents as it shall deem necessary, and may define their powers and duties. Any number of offices may be held by the same person, except that the office of President and Secretary may not be held by the same person.

     Section 2. Terms of Office. The officers shall hold office until their successors are chosen and qualify.

     Section 3. Removal. Any officer may be removed, either with or without cause, at any time, by the affirmative vote of a majority of the Board of Directors.

     Section 4. Resignations. Any officer may resign at any time giving written notice to the Board of Directors or to the Secretary. Such resignation shall take effect at the time specified therein, and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     Section 5. Vacancies. If the office of any officer or agent becomes vacant by reason of death, resignation, retirement, disqualification, removal from office or otherwise, the directors may choose a successor, who shall hold office for the unexpired term in respect of which such vacancy occurred.

     Section 6. Chairman of the Board and Vice Chairman of the Board. (a) The Chairman of the Board of Directors, if one be elected, shall be a member of the Board and shall preside at all meetings of the Board of Directors and of the shareholders, and shall have and perform such other duties as from time to time the Board of Directors may prescribe, including, if the Board of Directors so directs, the duties and title of chief executive officer of the Corporation.

          (b) The Vice Chairman of the Board of Directors, if one be elected, shall be a member of the Board and shall perform the duties of the Chairman of the Board in the latter's absence and shall have and be assigned such other duties as the Board of Directors may from time to time prescribe.

     Section 7. President. The President shall be the chief executive officer of the Corporation unless the Board of

Directors appoints the Chairman of the Board to act in such capacity and, in the absence of the Chairman, shall preside at all meetings of the Board of Directors, and of the shareholders. Unless the Chairman of the Board is appointed chief executive officer, the President shall exercise the powers and perform the duties usual to the chief executive officer and, subject to the control of the Board of Directors, shall have general management and control of the affairs and business of the Corporation; the President shall appoint and discharge employees and agents of the Corporation (other than officers elected by the Board of Directors) and fix their compensation; and shall see that all orders and resolutions of the Board of Directors are carried into effect. The President shall have the power to execute bonds, mortgages and other contracts, agreements and instruments of the Corporation, and shall do and perform such other duties as the Board of Directors may from time to time prescribe.

     Section 8. Vice Presidents. If chosen, the Vice Presidents, in the order of their seniority, shall, in the absence or disability of the President, exercise all of the powers and duties of the President. Such Vice Presidents shall have the power to execute bonds, notes, mortgages and other contracts, agreements and instruments of the Corporation, and shall do and perform such other duties incident to the office of Vice President and as the Board of Directors or the President shall direct.

     Section 9. Secretary and Assistant Secretary. (a) The Secretary shall attend all sessions of the Board and all meetings of the shareholders and record all votes and the minutes of the proceedings in a book to be kept for that purpose. The Secretary shall give, or cause to be given, notice of all meetings of the shareholders and of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors. The Secretary shall affix the seal of the Corporation to any instrument requiring it, and when so affixed, it shall be attested by the signature of the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer who may affix the seal to any such instrument in the event of the absence or disability of the Secretary. The Secretary shall have and be the custodian of the stock records and all other books, records and papers of the Corporation (other than financial) and shall see that all books, reports, statements, certificates and other documents and records required by law are properly kept and filed.

          (b) The Assistant Secretary, if there be one, shall, in the absence of the Secretary or in the event of the Secretary's inability or refusal to act, perform the duties and exercise the powers of the Secretary and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

     Section 10. Treasurer and Assistant Treasurer. (a) The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys, and other valuable effects in the name and to the credit of the Corporation, in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board, taking proper vouchers for such disbursements, and shall render to the Chairman of the Board and the President and the Board of Directors, at its regular meetings, or when the Board of

Directors so requires, an account of all of the Treasurer's transactions and of the financial condition of the Corporation.

          (b) The Assistant Treasurer, if there be one, shall, in the absence of the Treasurer of in the event of the Treasurer's inability or refusal to act, perform the duties and exercise the powers of the Treasurer and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

     Section 11. Duties of Officers may be Delegated. In case of the absence or disability of any officer of the Corporation, or for any other reason that the Board may deem sufficient, the Board may delegate, for the time being, the powers or duties, or any of them, of such officer to any other officers, or to any director.

                       ARTICLE IV

                  INTERESTED DIRECTORS

     Section 1. Contracts or Transactions. (a) No contract or other transaction between the Corporation and one or more of its directors, or between the Corporation and any other corporation, firm, association or other entity in which one or more of its directors are directors or officers, or have a substantial financial interest, shall be either void or voidable for this reason alone or by reason alone that such director or directors are present at the meeting of the Board, or of a committee thereof, which approves such contract or trans-action, or that the votes of such director or directors are counted for such purposes:

          (i) If the facts of such common directorship, officership or substantial financial interest are disclosed or known to the Board of committee, and the Board or committee approves such contract or transaction by a vote sufficient for such purpose without counting the vote or votes of such interested director or directors or, if the votes of the disinterested directors are insufficient to constitute an act of the Board, by unanimous vote of the disinterested directors; or

          (ii) If such common directorship, officership or substantial financial interest is disclosed or known to the shareholders entitled to vote thereon, and such contract or transaction is approved by vote of the shareholders.

          (b) If the facts of such common directorship, officership or substantial financial interest are disclosed to the directors or shareholders, or known to the Board or committee or shareholders entitled to vote thereon, the contract or transaction may not be avoided by the Corporation for the reason set forth in
Section 1(a). If there was no such disclosure or knowledge, or if the vote of such interested director or directors was necessary for approval of a contract or transaction at a meeting of the Board or committee at which it was approved, the Corporation may avoid the contract or transaction unless the parties thereto shall establish affirmatively that the contract or transaction was fair and reasonable as to the Corporation at the time it is approved by the Board or committee or the shareholders.

                       ARTICLE V

                     CAPITAL STOCK

     Section 1. Certificates. The interest of each shareholder of the Corporation shall be evidenced by certificates for shares of stock in such form as the Board of Directors may from time to time prescribe. The certificates of stock shall be signed by the President or a Vice President and by the Secretary or the Treasurer or an Assistant Secretary or an Assistant Treasurer, sealed with the seal of the Corporation or a facsimile thereof, and countersigned and registered in such manner, if any, as the Board of Directors may by resolution prescribe. Where any such certificate is countersigned by a transfer agent other than the Corporation or its employee, or registered by a registrar other than the Corporation or its employee, the signature of any such officer may be a facsimile signature. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on, any such certificate or certificates shall cease to be such officer or officers of the Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be adopted by the Corporation and be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures shall have been used thereon had not ceased to be such officer or officers of the Corporation.

     Section 2. Transfer. Subject to any restrictions on transfer of shares of stock of the Corporation of any class, series or designation contained in the Certificate of Incorporation, the shares of stock of the Corporation shall be transferred only upon the books of the Corporation by the holder thereof in person or by such person's attorney, upon surrender for cancellation of certificates for the same number of shares, with an assignment and power of transfer endorsed thereon or attached thereto, duly executed, with such proof of the authenticity of the signature as the Corporation or its agents may reasonably require.

     Section 3. Record Dates. The Board of Directors may fix in advance a date, not less than ten (10) nor more than fifty (50) days preceding the date of any meeting of shareholders, or the date for the payment of any dividend, or the date for the distribution or allotment of any rights, or the date when any change, conversion or exchange of capital stock shall go into effect, as a record date for the determination of the shareholders entitled to notice of, and to vote at, any such meeting, or entitled to receive payment of any such dividend, or to receive any distribution or allotment of such rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, and in such case only such shareholders as shall be shareholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting, or to receive payment of such dividend, or to receive such distribution or allotment of rights or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the Corporation after any such record date fixed as aforesaid.

     Section 4. Lost Certificates. In the event that any certificate of stock is lost, stolen, destroyed or mutilated, the Board of Directors may authorize the issuance of a new certificate of the same tenor and for the same number of shares in lieu thereof. The Board may in its discretion, before the issuance of such new certificate, require the owner of the lost, stolen, destroyed or mutilated certificate, or the legal representative of the owner to make an affidavit or affirmation setting forth such facts as to the loss, destruction or mutilation as it deems necessary, and to give the Corporation a bond in such reasonable sum as it directs to indemnify the Corporation.

                       ARTICLE VI

                  CHECKS, NOTES, ETC.

     Section 1. Checks, Notes, Etc. All checks and drafts on the Corporation's bank accounts, and all bills of exchange and promissory notes, and all acceptances, obligations and other instruments for the payment of money, may be signed by the President or any Vice President and may also be signed by such other officer or officers, agent or agents, as shall be thereunto authorized from time to time by the Board of Directors.

                      ARTICLE VII

                MISCELLANEOUS PROVISIONS

     Section 1. Fiscal Year. The fiscal year of the Corporation shall end on December 31st of each year unless otherwise fixed by resolution of the Board of Directors.

     Section 2. Corporate Seal. The seal of the Corporation shall be circular in form and contain the name of the Corporation, and the year and state of its incorporation. Such seal may be altered from time to time at the discretion of the Board of Directors.

     Section 3.     Books.   There shall be kept at such office of
the Corporation as the Board of Directors shall determine, within or without the State of New York, correct books and records of account of all its business and transactions, minutes of the proceedings of its shareholders, Board of Directors and committees, and the stock book, containing the names and addresses of the shareholders, the number of shares held by them and the class or series thereof, respectively, and the dates when they respectively became the owners of record thereof, and in which the transfer of stock shall be registered, and such other books and records as the Board of Directors may from time to time determine.


                      ARTICLE III

                       AMENDMENTS

     Section 1. Amendments. These By-Laws may be amended or repealed, or new By-Laws may be adopted, by the majority of the votes cast at a meeting of shareholders by the holders of shares entitled to vote thereon. The vote of the holders of at least a majority of the voting power of the Corporation, of the shares that are issued and outstanding and entitled to vote, shall be necessary at any meeting of shareholders to amend or repeal these By-Laws or to adopt new by-laws. The By-Laws may also be amended or repealed, or new by-laws adopted, at any meeting of the Board of Directors by the vote of at least a majority of the entire Board, provided that any by-law adopted by the Board may be amended or repealed by the shareholders.

     Any proposal to amend or repeal these By-Laws or to adopt new by-laws shall be stated in the notice of the meeting of the Board of Directors or the shareholders, or in the waiver of notice thereof, as the case may be, unless all of the directors or the holders of record of all of the shares of the Corporation, issued and outstanding and entitled to vote, are present at such meeting.

[TYPE]         EX-10
[DESCRIPTION]  MATERIAL CONTRACTS

10.50          Copy of Employment Contract dated
          May 29, 1996 between Registrant and
          Douglas A. Hayward

                  EMPLOYMENT AGREEMENT

  EMPLOYMENT AGREEMENT dated May 29, 1996 (the "Employment Agreement"), by and among THE WELLCARE MANAGEMENT GROUP, INC., a New York corporation with its principal place of business at Park West/Hurley Avenue Extension, Kingston, New York 12401 (the "Company"), and Douglas A. Hayward residing at 2788 Long Hill Road, Guilford, Connecticut 06437 (the "Employee").

                  W I T N E S S E T H:

  WHEREAS, the Company desires to employ the Employee and the Employee desires to be employed by the Company; and

  WHEREAS, the Company desires to restrain the Employee from competing with it.

  NOW, THEREFORE, in consideration of the foregoing premises and the representations, warranties, covenants, and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties hereto, intending to be legally bound, agree as follows:

  1. TERM OF EMPLOYMENT. The Company hereby agrees to employ the Employee, and the Employee hereby accepts such employment with the Company, upon the terms and conditions set forth in this Employment Agreement, for the period commencing on the date hereof (the "Effective Date") and ending May 28, 2001, (the "Expiration Date"), unless sooner terminated in accordance with the provisions of Section 4 (such period being referred to herein as the "Employment Period").

  2. EMPLOYEE'S RESPONSIBILITY AND PERFORMANCE.

     2.a During the Employment Period, the Employee shall serve in the capacity of and hold the title of President and Chief
Executive Officer of WellCare of Connecticut, Inc., a Connecticut-certified health maintenance organization and a wholly-owned subsidiary of the Company (the "CT HMO") and shall be subject to the supervision of, and shall have such authority as is delegated to him by, the Board of Directors of the Company (the "Board") consistent with such position. The Employee hereby accepts such employment and agrees to undertake the duties and responsibilities normally inherent in such position and such other duties and responsibilities as the Board shall from time to time reasonably assign to him consistent with such position.
     2.b During the Employment Period, the Employee shall devote his full business time and attention to the discharge of his duties and responsibilities hereunder and shall be based in Connecticut. The Employee agrees to abide by the reasonable rules, regulations, instructions, personnel practices and policies of the Company, and any reasonable changes therein which may be adopted form time to time by the Company, as such rules, regulations, instructions, personnel practices and policies may reasonably be applied to employees of the Company.

     2.c During the Employment Period and for a period thereafter, as set forth in Section 6.1, the Employee shall not compete with the Company, as specifically provided for in Section
6.

  3. COMPENSATION; BONUS; BENEFITS.

     3.a Salary. During the Employment Period, the Company shall pay the Employee, in installments consistent with the Company's usual payroll practices, an annual base salary of $190,000. In the event that the Employee is, or is to be, employed for less than a full payroll installment period, such installment of the annual base salary shall be appropriately adjusted.

     3.b  Stock Options.

          (1) To provide the Employee with an incentive to become employed by the Company, which incentive provides the Employee with a proprietary interest in the Company through ownership of Common Stock, $.01 par value, of the Company (the "Common Stock"), subject to approval of the Compensation Committee which is charged with administering the Company's 1993 Incentive and Non-Incentive Stock Option Plan (the "Plan"), which approval the Company will recommend and use its best efforts to cause, and subject to the execution and delivery of Stock Option Agreements (as such term is defined herein), the Company shall grant
Employee:

               (A)  promptly following the execution and
                    delivery of this Employment Agreement a
                    five-year non-incentive option to purchase
                    35,000 shares of Common Stock under the
                    Plan, at an exercise price equal to the
                    fair market value of the Common Stock on the date of grant, such option to be exercisable at the annual cumulative rate of 50% of the shares underlying such option commencing one year from the date of grant, such options to be exercisable in full upon a Change in Control (as defined in the Stock Option Agreements) or upon notice of termination of employment under Section 4.3 hereof; and

               (B) on each of May 29, 1996, May 29, 1997, and May 29, 1998, provided the Employee is then employed under this Employment Agreement, a five-year non-incentive option to purchase 5,000 shares of Common Stock under the Plan, at an exercise price equal to the fair market value of the Common Stock on the date of grant, such option to be exercisable at the annual cumulative rate of 50% of the shares underlying such option commencing one year from the date of grant, such options to be exercisable in full upon a Change in Control (as defined in the Stock Option Agreements) or upon notice of termination of employment under Section 4.3 hereof;

provided that in no event shall the exercise date of any option granted under clause (i) or (ii) be accelerated prior to the date six months from the date of grant. The foregoing options shall be subject to the terms and conditions of the Stock Option Agreement covering such options, in the form annexed hereto as Exhibit A hereto (the "Stock Option Agreements") and the Plan.

     3.c  Bonuses.

          (1) As a special bonus reported as additional compensation income, the Company shall pay to the Employee the Employee's Share (as defined below) of the Incentive Amounts as defined in Section 3.3 (e). For purposes of this Employment Agreement, "Employee's Share" shall mean the Employee's share of the aggregate Incentive Amounts with respect to a calendar year. The Employee's Share shall be fifty percent (50%) of the twenty percent (20%) as defined in Section 3.3 (e).

          (2) In the event of the Employee's termination of employment with the Company, Employee shall receive his Employee's Share of any Incentive Amounts earned through the last day of his actual employment by the Company.

          (3) In the event of a "Change in Control," the Employee shall receive his Employee's Share of any Incentive Amounts earned through the last day of his actual employment by the Company. For purposes of this Section 3.3, a "Change in Control" shall have the meaning set forth on Schedule 3.3(c) annexed hereto. In the event of a change of control without termination, the new employer or company should negotiate incentive amounts.

          (4) In no event shall any payment of any portion of the Incentive Amounts be taken into account for any purpose under any pension, retirement or other benefit plan or program offered by the Company or any of its affiliates.

          (5) For purposes of this Employment Agreement, the term "Incentive Amounts" shall mean amounts payable by the Company within 90 days following the end of each of the five calendar years following the Effective Date calculated as follows: twenty percent (20%) of the earnings before income taxes ("EBT") of CT HMO as reflected on its annual income statement which shall have been prepared by the Company in accordance with generally accepted accounting principles consistently applied, adjusted as set forth in Section 3.3(f) below, subject, at the Company's option, to audit by an independent public accounting firm selected by the Company.

          (6)  The calculation of EBT for purposes of
determining Incentive Amounts only shall be subject to adjustment as follows:

               (A) State and local taxes computed on income shall not be deducted;

               (B) The administrative costs (in contrast to medical costs) of CT HMO shall be imputed to be the lesser of an amount equal to (A) fifteen percent (15%) of CT HMO's annual total revenues and (B) the product of (x) CT HMO's annual total revenues and (y) the ratio of the administrative costs of the Company and its subsidiaries taken as a whole (in contrast to medical costs of such entities taken as a whole) to total revenues of the Company and its subsidiaries taken as a whole. Both parties agree to review formula for defining administrative costs within six
                    (6) months after CT HMO achieves
                    profitability;

               (C) Any interest or dividend income earned by CT HMO shall not be reflected;

               (D) There shall not be reflected as an expense the payments of the Incentive Amounts; and

               (E) CT HMO shall not be charged with interest expense on intercompany borrowings of working capital necessary in the ordinary course of business, but the financing costs of acquisitions of real estate, major capital equipment, business entities, product rights or technologies or other significant transactions financed by the Company will be reflected in appropriate intercompany charges against EBT.

     3.d  Benefits: Vacation; Sick Leave.

          (a)  As of the Effective Date and during the
Employment Period, the Employee shall be entitled to participate in the benefit programs available to employees in senior management positions at the Company (the "Executive Benefit Plans") from time to time in a manner and amount consistent with the Company's employment policies in effect from time to time. Such Executive Benefit Plans are listed on Schedule 3.4. The Employee shall be entitled to participate in, and receive the benefits of, any Executive Benefit Plan as of the Effective Date, and shall not be subject to any eligibility or waiting periods with respect thereto unless otherwise indicated on Schedule 3.4.

          (b) During the Employment Period, the Employee shall be entitled to such number of weeks paid vacation during each twelve-month period and to sick leave as is consistent with the Company's employment policies in effect from time to time.

     3.e Reimbursement of Expenses. The Company shall reimburse the Employee for all reasonable travel, entertainment, and other expenses incurred or paid by the Employee in connection with, or related to, the business of the Company and the performance of his duties, responsibilities or services under this Employment Agreement, upon presentation by the Employee of documentation, expense statements, vouchers and/or such other supporting information as the Company may reasonably request.

  4. EMPLOYMENT TERMINATION. The employment of the Employee by the Company pursuant to this Employment Agreement may be terminated by the Company upon the occurrence of any of the following:

     4.a  Expiration of the Employment Period in accordance with
Section 1.

     4.b At the election of the Company, for Cause, immediately upon written notice by the Company to the Employee. For the purposes of this Section 4.2, "Cause" for termination shall be deemed to exist solely in the event of:

          (a) the Employee's engaging in any act, including but not limited to any act of "Moral Turpitude" (as defined below), that is materially damaging or detrimental to, or that could be materially damaging or detrimental to, the Company or any of its subsidiaries (including CT HMO) or affiliates or the business or reputation of the Company or any of its subsidiaries (including CT HMO) or its affiliates;

          (b) any material breach of the Employment Agreement by the Employee which is not cured by the Employee (to the extent curable without adverse effect on the Company) within 30 days after written notice by the Company to the Employee setting forth a description of such material breach;

          (c) the conviction, nolo contendere, or guilty pleas of the Employee for any felony; or

          (d) the unjustifiable neglect by the Employee in performing his material duties under this Employment Agreement which is not cured by the Employee within 30 days after written notice by the Company to the Employee setting forth a description of such neglect.

  For purposes hereof, "Moral Turpitude" shall mean (A) a knowing breach or violation of any applicable law, (B) a civil fraud or deceit, (C) a material misstatement or omission of fact or (D) intentional misconduct.

     4.c At the election of the Company, without Cause, upon sixty (60) days' prior written notice to the Employee.

     4.d Immediately upon the death or Disability of the Employee. As used in this Employment Agreement, "Disability" shall mean the complete inability to perform the material services contemplated under this Employment Agreement for a period of ninety (90) consecutive days or one hundred twenty (120) days in any calendar year. A determination of Disability shall be made by a physician satisfactory to the Company.

     4.e At the election of the Employee, for any reason, upon 60 days' prior written notice to the Company.

  5. EFFECT OF TERMINATION.

     5.a  Termination by the Company for Cause or Disability.
In the event the Employee's employment is terminated by the Company pursuant to Section 4.2 or pursuant to Section 4.4 by reason of Disability, the following shall occur:

          (a) the Options granted pursuant to Section 3.2 shall terminate on the date of termination of employment and Employee shall forfeit any right to the grant of any additional Options under Section 3.2 and his Employee's Share of Incentive Amounts to be paid pursuant to Section 3.3; and

          (b) the Company shall pay to the Employee the compensation and benefits otherwise payable to him under Section 3 through the last day of his actual employment by the Company.

     5.b Termination by the Company Without Cause. In the event the Employee's employment is terminated by the Company pursuant to Section 4.3, the following shall occur:

          (a) the Options granted pursuant to Section 3.2 shall become immediately exercisable in full on the date of notice of such termination, providing the Employee the opportunity to exercise such Options in full on or prior to the date of termination of employment, and Employee shall forfeit any right to the grant of any additional Options under Section 3.2;

          (b) within sixty (60) days, the Company shall pay to the Employee the Employee's Share of Incentive Amounts earned through the last day of actual employment by the Company;

          (c) the Company shall pay to the Employee the greater of one (1) year's salary or the salary otherwise payable to him under Section 3 through the Expiration Date. If, however, a "Change in Control," as defined in Section 5.5, occurs within three (3) months after said termination without cause, the Company shall pay to the Employee, within sixty (60) days thereafter, an amount equal to the lesser of his base salary for twenty-four
(24) months or the number of months remaining in this Agreement;
and

          (d) maintain the benefits otherwise payable to the Employee under Section 3 through the last day of his actual employment by the Company.

     5.c Termination by the Employee. In the event the Employee's employment is terminated by the Employee pursuant to
Section 4.5, the following shall occur:

          (a) the Options granted pursuant to Section 3.2 shall terminate on the date of termination of employment and Employee shall forfeit any right to the grant of any additional
Options under Section 3.2; and

          (b) the Company shall pay to the Employee the salary, benefits, and any earned Incentive Amounts otherwise payable to him under Section 3 through the last day of his actual employment by the Company.

     5.d Termination for Death. In the event that the Employee's employment is terminated by the Company pursuant to
Section 4.4 by reason of death of the Employee:

          (a) the Options granted pursuant to Section 3.2 shall terminate on the date of termination of employment and the Company shall have no further obligation to grant any additional
Options under Section 3.2; and

          (b)  the Company shall pay to the estate or
designated beneficiaries of the Employee, the salary, benefits, and any earned Incentive Amounts to which the employee would otherwise be entitled under Section 3 through the last day of his actual employment.

     5.5 Termination Due to "Change in Control". In the event that the Employee's employment is terminated due to a "Change in Control," the Company shall pay to the Employee, within sixty (60) days thereafter, an amount equal to the lesser of his base salary for twenty-four (24) months or the number of months remaining in this Agreement and any earned Incentive Amounts otherwise payable to him under Section 3 through the last day of his actual employment by the Company.

  6. NON-COMPETE

     6.a The Employee, whether as employee, partner, joint venturer, officer, director, manager, consultant, advisor, owner (direct or indirect) of more than one percent (1%) of the stock or equity interest of a corporation or other entity or otherwise, shall not, during the Employment Period and for a period of two
(2) years after the Expiration Date:

          (a) engage directly or indirectly in, or permit any entity controlled by such person or entity to engage directly or indirectly in, any managed health care or health insurance business or venture (including, without limitation, a self-insured employer, insurer, employee welfare benefit plan, health service corporation or other managed care payor organization, a health maintenance organization, preferred provider organization, physician-hospital organization or provider organization or network, a third-party administrator, an independent practice association, a health care alliance, a hospital or other health care facility, or another individual or entity that, directly or indirectly, provides, manages or administers health care services) in the State of Connecticut; or

          (b) recruit or otherwise solicit or induce any employee of the Company or any of its subsidiaries (including CT
HMO) or affiliates to terminate his employment with, or otherwise terminate his relationship with, the Company or any of its subsidiaries (including CT HMO) or affiliates, as the case may be.

     6.b If any restriction set forth in this Section 6 is found by any court of competent jurisdiction to be unenforceable because it extends for too long a period of time, over too great a range of activities, in too broad a geographic area or for any other reason, it shall be interpreted to extend only to the maximum extent, whether period of time, range of activities, geographic area or other terms, as to which it may be enforceable.

  7. PROPRIETARY INFORMATION

     7.a The Employee acknowledges that his relationship with the Company is one of high trust and confidence and that in the course of his employment by the Company he will have access to and contact with "Proprietary Information" (as defined below). The Employee agrees that he will not (except in the performance of his duties for the Company), during the Employment Period or at any time thereafter, disclose, communicate or divulge, in whole or in part, to any person, firm, corporation, association or other entity for any reason or purpose whatsoever, or use for his benefit or the benefit of any such other person, firm, corporation, association or entity, any Proprietary Information. For purposes of this Employment Agreement, "Proprietary Information" shall mean (i) any and all (A) methods, processes, manuals, trade secrets, know-how, inventions and other proprietary information used by the Company or any of its subsidiaries or affiliates in the conduct of their respective businesses, (B) software owned or used by the Company or any of its subsidiaries or affiliates, and (C) improvements, enhancements, modifications, updates and corrections with respect to any of the foregoing, as and when same are released, (ii) any and all information, data, forms, policies, procedures, manuals, customer lists, documents, files, surveys and materials of any kind created, owned or provided by the Company or any of its subsidiaries or affiliates,
(iii) any and all information or data affecting or relating to the business or financial affairs of, or other information relating to, the Company or any of its subsidiaries or affiliates or any customer or client thereof (including, without limitation, the names of its customers, prices and rates, and any health care information pertaining to subscribers thereof), and (vi) any derivative works based on any of the foregoing information, data or materials described in subclauses (i) through (iii) above.

     7.b The Employee's obligations under Section 7.1 shall not apply to any information that:

          (a) is or becomes known to the general public under circumstances involving no breach by the Employee of the terms of
Section 7.1;

          (b) is generally disclosed to third parties by the Company without restriction on such third parties; or

          (c) is approved for release by written authorization of the Board; provided, however, that a breach of any obligation under Section 7.1 shall not be cured by the subsequent occurrence of any of the foregoing exceptions.

     7.c Upon termination of this Employment Agreement or at any other time upon request by the Company, the Employee shall promptly deliver to the Company all Proprietary Information, including all records, files, memoranda, notes, reports, price lists, customer lists, drawings, plans, sketches, laboratory and research notebooks, tapes, discs and any other documents (and all copies or reproductions of such materials in his possession or control) relating to the business of the Company and its subsidiaries and affiliates.

  8. INJUNCTIVE RELIEF. The restrictions contained in Sections 6 and 7 are necessary for the protection of the business and goodwill of the Company and are considered by the Employee to be reasonable for such purpose. The Employee agrees that any breach or threatened breach of those Sections 6 and 7 will cause the Company substantial and irreparable damage and therefore, in the event of any such breach, the remedies at law will be inadequate, and in addition to such other remedies which may be available, the Company shall be entitled to equitable remedies (including an injunction) and other such relief as a court may deem appropriate. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies for such breach or threatened breach.

  9. REPRESENTATIONS.

     9.a The Employee hereby represents to the Company that he is legally entitled to enter into this Employment Agreement and to perform the services contemplated herein.

     9.b The Company hereby represents to the Employee that the Company has the requisite corporate power and authority to execute and deliver this Employment Agreement. The execution and delivery of this Employment Agreement by the Company has been duly authorized by all necessary corporate action on the part of the Company and no other or further corporate proceedings will be necessary for the execution and delivery of this Employment Agreement by the Company and the performance by the Company of its obligations hereunder. This Employment Agreement has been duly executed and delivered by the Company and constitutes a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, moratorium, reorganization or other laws of general applicability relating to or affecting the enforcement of creditors' rights.

  10. NOTICES. All notices and communications hereunder shall be in writing and shall be deemed to be duly given if delivered personally, mailed by certified mail (return receipt requested) or sent by telecopier (confirmed thereafter by such certified mail) to the parties at the following addresses or such other addresses as shall be specified by the parties by like notice;

          (1)  if to the Company:

               The WellCare Management Group, Inc.
               Park West/Hurley Avenue Extension
               Kingston, NY 12401
               Attention: Robert W. Morey, Chief Executive Officer Telecopier Number: (914) 338-0566

          (2)  if to the Employee:

               Douglas A. Hayward
               2788 Long Hill Road
               Guilford, CT 06437

  Notice so given shall (in case of notice so given by mail) be deemed to be given and received on the fifth calendar day after posting and (in case of notice so given by telecopier or personal delivery) on the date of actual transmission or (as the case may
be) personal delivery.

  11. INDEMNIFICATION. Employer shall, to the maximum extent permitted by New York State Corporate Law, indemnify Employee against judgements, fines, penalties, amounts paid in settlement and reasonable expenses actually incurred by him (including reasonable attorneys' fees) in the event he is made a party to any proceeding, other than an action by or in the right of the Company, by reason of the fact that Employee is or was an employee, officer, director, or agent of the Company. The Company may also advance to Employee expenses incurred in defending any such proceedings to the maximum extent permitted by New York State Corporate Law, contingent upon satisfaction of all requirements of said New York State Corporate Law, including agreement by Employee to repay such advanced sums if he is later found not entitled to be indemnified by the Company pursuant to New York State Corporate Law. In accordance with the foregoing, no such indemnification shall be made unless, inter alia, Employee is successful on the merits in the defense of any preceding referenced above, Employee acted in good faith and in a manner he reasonably believed to be in the best interests of the Company and, with respect to any criminal action or proceeding, Employee had no reasonable cause to believe his conduct was unlawful. It is hereby agreed that such rights of indemnification shall be in addition to any other rights of indemnification Employee may have as an officer of the Company, pursuant to the Bylaws of the Company or otherwise.

  12. SETTLEMENT OF CONTROVERSY OR CLAIM. Any controversy or claim arising out of or relating to this Employment Agreement, or breach thereof, shall be settled by arbitration in accordance with the rules then obtaining of the American Arbitration Association and the judgement on the award rendered may be entered in any court having jurisdiction thereof. The prevailing party in any such proceeding shall be entitled to reimbursement of its costs and expenses (including reasonable attorney's fees) in connection with such proceedings.

  13. ATTORNEYS' FEES AND COSTS. If any action at law or in equity is necessary to enforce or interpret the terms of this Employment Agreement, the prevailing party shall be entitled to reasonable attorneys' fees, costs, and necessary disbursements in addition to any other relief to which he may be entitled.

  14. GOVERNING LAW. This Employment Agreement shall be construed, interpreted and enforced in accordance with the laws of the State of New York, without giving effect to conflict of laws provisions.

  15.     MISCELLANEOUS.

     15.1 Assignment. The obligations of the Employee are personal and may not be assigned by him.

     15.2 Headings. The article and section headings of this Employment Agreement are for convenience of reference only and shall not be deemed to alter or affect provisions hereof.

     15.3 Waivers. Neither the failure nor any delay on the part of either party hereto in exercising any right, power or remedy hereunder shall operate as a waiver thereof or preclude any further or other exercise thereof, or the exercise of any other right, power or remedy. A waiver or consent given by either party on any one occasion shall be effective only in that instance and shall not be construed as a bar or waiver of any right on any other occasion.

     15.4 Binding Effect. Subject to the provisions of Section 15.1, all the terms and provisions of this Employment Agreement shall be binding upon and inure to the benefit of and be enforced by the Company and the Employee and the legal representatives of the Employee and the respective successors and assigns of the parties hereto. This Employment Agreement shall not run to the benefit of or be enforceable by any person other than a party to this Employment Agreement and, subject to the provisions of
Section 15.1, the successors, assigns and legal representatives.

     15.5 Entire Agreement. This Employment Agreement constitutes the entire agreement between the parties and supersedes all prior agreements and understandings, whether written or oral, relating to the subject matter of this Employment Agreement.

     15.6 Validity. The invalidity, illegality, or unenforceability of any particular provision of this Employment Agreement shall not affect any other provisions hereof, and this Employment Agreement shall be construed in all other respects as if such invalid, illegal, and unenforceable provisions were omitted.

     15.7 Counterparts. This Employment Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     15.8 No Conflict. Each of the parties does hereby represent and warrant to the other that nothing herein conflicts with or shall cause a default under any document, agreement, instrument or other writing to which said party is a party or by which said party is bound.

     15.9 Publicity. Neither party shall have the right to disclose to third parties the terms and conditions of this Employment Agreement, including its existence, without the express prior written consent of the other party, except as may be required by applicable law, including United States securities laws, rules and regulations. Neither party shall originate any publicity, news release or public announcement, written or oral, whether to the public or press, stockholders or otherwise, relating to the terms of this Employment Agreement, including its existence, subject matter to which it relates, performance under it, or any of the specific terms or conditions to any amendment hereto or performance hereunder except such announcements as in the opinion of the counsel for the party making such announcement and required by law. If a party decides to make an announcement which it believes to be required by law with respect to this Employment Agreement, it will give the other party such notice as is reasonably practicable and an opportunity to comment upon the announcement.

     15.10 Pronouns. Whenever the context may require, any pronouns used in this Employment Agreement shall include corresponding masculine, feminine or neuter forms, and the singular forms of nouns and pronouns shall include the plural, and vice versa.

     15.11 Amendment. This Employment Agreement may be amended or modified only by a written instrument executed by both the Company and the Employee.

     15.12 Survival. The provisions contained in Sections 5 through 12 shall survive any expiration or termination of this Employment Agreement.

  IN WITNESS WHEREOF, the parties hereto have executed this Employment Agreement as of the day and year set forth above.

                    THE WELLCARE MANAGEMENT GROUP, INC.
                    By:  /s/Edward A. Ullmann
                         Name:Edward A. Ullmann
                         Title:President

                         EMPLOYEE
                         /s/ Douglas A. Hayward
                         Douglas A. Hayward

Schedule 3.3(c) to
Employment Agreement

  "Change of Control" of the Company shall mean such time as:

     (i) Any Person or "group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) other than the Principal Shareholders or The 1818 Fund II, L.P., is or becomes the beneficial owner, directly or indirectly, of outstanding shares of capital stock of the Company, entitling such Person or Persons to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent, of shareholders of the Company (the term "beneficial owner" shall be determined in accordance with Rule 13d-3, promulgated by the Securities Exchange Commission under the Exchange Act);

     (ii) A majority of the Board shall consist of Persons other than Continuing Directors. The term "Continuing Director" shall mean any member of the Board on the Effective Date and any other member of the Board shall be recommended or elected to succeed or become a Continuing Director by a majority of Continuing Directors who are then members of the Board.

     (iii) The shareholders of the Company shall have approved a recapitalization, reorganization, merger, consolidation or similar transaction, in each case, with respect to which all or substantially all the Persons who were the respective beneficial owners of the outstanding shares of capital stock of the Company immediately prior to such recapitalization, reorganization, merger or consolidation, beneficially own, directly or indirectly, less than 50% of the combined voting power of the then outstanding shares of capital stock of the Company resulting from such recapitalization, reorganization, merger, consolidation or similar transactions;

     (iv) The shareholders of the Company shall have approved of the sale or other disposition of all or substantially all the assets of the Company in one transaction or in a series of related transactions;

     (v) Immediately after any merger, consolidation, recapitalization or similar transaction, the Principal Shareholders (A) shall have increased the aggregate percentage of the outstanding shares of capital stock of the Company they beneficially own, directly or indirectly, by 10% of such outstanding shares of capital stock or more (or if the entity surviving such transaction is a corporation, the Principal Shareholders' ownership in the new entity shall have increased by 10% or more of their aggregate percentage of ownership of the Company immediately prior to the transaction) and (B) shall be the beneficial owners directly or indirectly, of outstanding shares of stock of the Company (or any Person surviving such transaction) entitling them collectively to exercise 50% or more of the total voting power of shares of capital stock of the Company (or the surviving Person in such transaction) and, in anticipation of, in connection with or as a result of, such transaction, the Company (or such surviving Person) shall have incurred or issued additional Indebtedness such that the total Indebtedness so incurred or issued equals at least 50% of the consideration payable in such transaction; provided, however, that any such transaction shall not be considered a Change of

  Control if the holders of Notes shall have participated therein on no less than a pari passu basis (assuming conversion of all such holders' Notes into Conversion Shares) with the Principal
  Shareholders;

     (vi) The shareholders of the Company approve any transaction (or if no such approval is required, upon the occurrence of any transaction) the result of which is that the Common Stock shall no longer be required to be registered under
  Section 12 of the Exchange Act and that the holders of shares of Common Stock do not receive common stock of the Person surviving such transaction that is required to be registered under Section 12 of the Exchange Act;

     (vii) The Company ceases to be the beneficial owner, directly or indirectly, of the outstanding shares of capital stock of CT HMO, entitling the Company to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent of the shareholders of CT HMO; or

     (viii) The shareholders of CT HMO shall have approved of the sale or other disposition of all or substantially all the assets of CT HMO in one transaction or a series of transactions.

  For purposes of this Schedule 3.3(c): (a) "Conversion Shares" shall mean the Common Stock issued or issuable upon the conversion of the Notes; (b) "Indebtedness" shall mean as to any Person (i) all obligations of such Person for borrowed money (including without limitation, reimbursement and all other obligations with respect to surety bonds, letters of credit and bankers' acceptances, whether or not matured), (ii) all obligations evidenced by notes, bonds, debentures or similar instruments,
(iii) all obligations to pay the deferred purchase price of property or services, except trade accounts payable and accrued liabilities arising in the ordinary course of business, (iv) all interest rate and currency swaps and similar agreements under which payments are obligated to be made, whether periodically or upon the happening of a contingency, (v) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (vi) all obligations under leases which have been or should be, in accordance with GAAP, recorded as capital leases, (vii) all indebtedness secured by any lien on any property or asset owned or held by that Person regardless of whether the indebtedness secured thereby shall have been assumed by that Person or is non-recourse to the credit of that Person, and (viii) any contingent obligation of the foregoing; (c) "Notes" shall mean the 6.0% Subordinated Convertible Notes due December 31, 2002 of the Company; (d) "Person" shall mean any individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature; and (e) "Principal Shareholders" shall mean Edward A. Ullmann and Robert W. Morey.

Schedule 3.4 to
Employment Agreement

EXECUTIVE BENEFIT PLANS*

  Vacation:              Twenty (20) days per calendar year

  Company Paid Holidays: Ten (10) days per calendar year

  Sick Time:             Five (5) days per calendar year

  Personal Time:         Five (5) days per calendar year


  Life Insurance: $250,000 term life insurance through The Travelers.

  Long-Term Disability Insurance: Group disability provided through Paul Revere and enhanced by an individual long-term disability policy. Combined policies provide for up to $5,000 per month disability income after 180-day elimination period.

  Health Insurance: Full family coverage provided through WellCare of Connecticut, Inc.

  Auto Allowance: $600 per month.

  Mileage: For business-related use of Company automobile, mileage is reimbursed at the rate of $0.12 per mile.

  Dental Insurance: Available the first of the month following the completion of six (6) months of employment through The
  Guardian. Employee shares with WellCare the cost of coverage as follows:

     Single Coverage:           $ 2.31 per biweekly payroll
     Employee and Spouse:       $11.37 per biweekly payroll
     Employee and Child/Children:  $ 9.92 per biweekly payroll
     Family Coverage:           $18.98 per biweekly payroll

  401(k) Profit Sharing Plan and Trust: Available the first of the month following the completion of twelve (12) months of employment and one thousand (1,000) hours of work.

*Please also refer to The WellCare Management Group, Inc.
Personnel Policy and Practices Manual.

                                             Exhibit B

          THE WELLCARE MANAGEMENT GROUP, INC.
          NON-INCENTIVE STOCK OPTION AGREEMENT

TO:  DOUGLAS A. HAYWARD

We are pleased to notify you that by the determination of the Compensation Committee (hereinafter called the "Committee") a non-incentive stock option to purchase Thirty-Five Thousand (35,000) shares of the Common Stock of The WellCare Management Group, Inc.
(hereinafter called the "Company"), at a price of $12.875 per share, has this 29th day of May 1996 been granted to you under the Company's 1993 Incentive and Non-Incentive Stock Option Plan, as amended (hereinafter called the "Plan"). This option may be exercised only upon the terms and conditions set forth below.

1.   Purpose of Option.

  The purpose of the Plan under which this non-incentive stock option has been granted is to further the growth and development of the Company and its direct and indirect subsidiaries by encouraging key employees, directors, consultants, agents, independent contractors and other persons who contribute and are expected to contribute materially to the Company's success to obtain a proprietary interest in the Company through the ownership of stock, thereby providing such persons with an added incentive to promote the best interests of the Company, and affording the Company a means of attracting to its service persons of outstanding ability.

2.   Acceptance of Option Agreement.

  Your execution of this non-incentive stock option agreement will indicate your acceptance of and your willingness to be bound by its terms; it imposes no obligation upon you to purchase any of the shares subject to the option. Your obligation to purchase shares can arise only upon your exercise of the option in the manner set forth in Section 4 hereof.

3.   When Option May Be Exercised.

  The option granted you hereunder may not be exercised for a period of six (6) months from the date of its grant by the Committee as set forth above. Thereafter, this option shall be exercisable as follows:

  (i) at the end of one year from the date of grant, up to 50% of the total shares subject to the option; and

  (ii) at the end of two years from the date of grant, up to 100% of the total shares subject to the option.

  This option shall become immediately exercisable in full upon a Change of Control of the Company (as defined below) or upon notice of termination of employment without cause pursuant to Section 4.3 of your employment agreement dated the date hereof. For purposes hereof, a "Change of Control" of the Company shall mean such time as:

     (i) Any Person or "group" (within the meaning of Section 13(d) (3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), other than the Principal Shareholders or The 1818 Fund II, L.P., is or becomes the beneficial owner, directly or indirectly, of outstanding shares of capital stock of the Company, entitling such Person or Persons to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent, of shareholders of the Company (the term "beneficial owner" shall be determined in accordance with Rule 13d-3, promulgated by the Securities Exchange Commission under the Exchange Act);

     (ii) A majority of the Board shall consist of Persons other than Continuing Directors. The term "Continuing Director" shall mean any member of the Board on the Effective Date and any other member of the Board shall be recommended or elected to succeed or become a Continuing Director by a majority of Continuing Directors who are then members of the Board.

     (iii) The shareholders of the Company shall have approved a recapitalization, reorganization, merger, consolidation or similar transaction, in each case, with respect to which all or substantially all the Persons who were the respective beneficial owners of the outstanding shares of capital stock of the Company immediately prior to such recapitalization, reorganization, merger or consolidation, beneficially own, directly or indirectly, less than 50% of the combined voting power of the then outstanding shares of capital stock of the Company resulting from such recapitalization, reorganization, merger, consolidation or similar transaction;

     (iv) The shareholders of the Company shall have approved of the sale or other disposition of all or substantially all the assets of the Company in one transaction or in a series of related transactions;

     (v) Immediately after any merger, consolidation, recapitalization or similar transaction, the Principal Shareholders (A) shall have increased the aggregate percentage of the outstanding shares of capital stock of the Company they beneficially own, directly or indirectly, by 10% of such outstanding shares of capital stock or more (or if the entity surviving such transaction is a corporation, the Principal Shareholders' ownership in the new entity shall have increased by 10% or more of their aggregate percentage of ownership of the Company immediately prior to the transaction) and (B) shall be the beneficial owners directly or indirectly, of outstanding shares of stock of the Company (or any Person surviving such transaction) entitling them collectively to exercise 50% or more of the total voting power of shares of capital stock of the Company (or the surviving Person in such transaction) and, in anticipation of, in connection with or as a result of, such transaction, the Company (or such surviving Person) shall have incurred or issued additional Indebtedness such that the total Indebtedness so incurred or issued equals at least 50% of the consideration payable in such transaction; provided, however, that any such transaction shall not be considered a Change in Control if the holders of Notes shall have participated therein on no less a pari passu basis (assuming conversion of all such holders' Notes into Conversion Shares) with the Principal Shareholders;

     (vi) The shareholders of the Company approve any transaction (or if no such approval is required, upon the occurrence of any transaction) the result of which is that the Common Stock shall no longer be required to be registered under
  Section 12 of the Exchange Act and that the holders of shares of Common Stock do not receive common stock of the Person surviving such transaction that is required to be registered under Section 12 of the Exchange Act;

     (vii) The Company ceases to be the beneficial owner, directly or indirectly, of the outstanding shares of capital stock of CT HMO, entitling the Company to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent of the shareholders of CT HMO; or


     (viii) The shareholders of CT HMO shall have approved of the sale or other disposition of all or substantially all the assets of CT HMO in one transaction or a series of transaction.

  For purposes of this Agreement (a) "Conversion Shares" shall mean the Common Stock issued or issuable upon the conversion of the Notes; (b) "Indebtedness" shall mean as to any Person (i) all obligations of such Person for borrowed money (including without limitation, reimbursement and all other obligations with respect to surety bonds, letters of credit and bankers' acceptances, whether or not matured), (ii) all obligations evidenced by notes, bonds, debentures or similar instruments, (iii) all obligations to pay the deferred purchase price of property or services, except trade accounts payable and accrued liabilities arising in the ordinary course of business, (iv) all interest rate and currency swaps and similar agreements under which payments are obligated to be made, whether periodically or upon the happening of a contingency, (v) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property),
(vi) all obligations under leases which have been or should be, in accordance with GAAP, recorded as capital leases, (vii) all indebtedness secured by any lien on any property or asset owned or held by that Person regardless of whether the indebtedness secured thereby shall have been assumed by that Person or is non-recourse to the credit of that Person, and (viii) any contingent obligation of the foregoing; (c) "Notes" shall mean the 6.0% Subordinated Convertible Notes due December 31, 2002 of the Company; (d) "Person" shall mean any individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature; and (e) "Principal Shareholders" shall mean Edward A. Ullmann and Robert W. Morey.

  This option may not be exercised for less than ten (10) shares at any one time (or the remaining shares then purchasable if less than ten) and expires at the end of five (5) years from the date of grant whether or not it has been duly exercised, unless sooner terminated as provided in Section 5.

4.   How Option May Be Exercised.

  This option is exercisable by a written notice signed by you and delivered to the Company at its executive offices signifying your election to exercise the option. The notice must state the number of shares of Common Stock as to which your option is being exercised, must contain a statement by you (in a form acceptablez to the Company) that such shares are being acquired by you for investment and not with a view to their distribution or resale (unless a registration statement covering the shares purchasable has been declared effective by the Securities and Exchange Commission) and must be accompanied by cash or check to the order of the Company for the full purchase price of the shares being purchased, plus such amount, if any, as is required for withholding taxes. No share shall be issued until full payment therefor has been made.

  If notice of the exercise of this option is given by a person or persons other than you, the Company may require, as a condition to the exercise of this option, the submission to the Company of appropriate proof of the right of such person or persons to exercise this option.

  Certificates for shares of the Common Stock so purchased will be issued as soon as practicable. The Company, however, shall not be required to issue or deliver a certificate for any shares until it has complied with all requirements of the Securities Act of 1933, the Securities Exchange Act of 1934, any stock exchange on which the Company's Common Stock may then be listed and all applicable state laws in connection with the issuance or sale of such shares or the listing of such shares on said exchange. Until the issuance of the certificate for such shares, you or such other person as may be entitled to exercise this option, shall have none of the rights of a shareholder with respect to shares subject to this option.

5.   Termination of Employment.

  If your employment with the Company (or a subsidiary thereof) is terminated for any reason, this option shall immediately lapse and expire; provided, however, if such termination shall be due to your death or disability, you (or your estate, your legatee or legatees under your Last Will, or your personal representatives or distributees) shall be entitled to exercise this option within six
(6) months of the date of termination, but only to the extent exercisable at the date of termination and in no event after the expiration date of this option.

6.   Nontransferability of Option.

  This option shall not be transferable except by Last Will or the laws of descent and distribution, and may be exercised during your lifetime only by you.

7.   Adjustments upon Changes in Capitalization.

  If at any time after the date of grant of this option, the Company shall, by stock dividend, split-up, combination, reclassification or exchange, or through merger or consolidation, or otherwise, change its shares of Common Stock into a different number or kind or class of shares or other securities or property, then the number of shares covered by this option and the price of each such share shall be proportionately adjusted for any such change by the Committee whose determination shall be conclusive. Any fraction of a share resulting from any adjustment shall be eliminated and the price per share of the remaining shares subject to this option adjusted accordingly.

8.   Subject to Terms of the Plan.

  This non-incentive stock option agreement shall be subject in all respects to the terms and conditions of the Plan and in the event of any question or controversy relating to the terms of the Plan, the decision of the Committee shall be conclusive.

9.   Tax Status.

  This option does not qualify as an "incentive stock option" under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, and the income tax implications of your receipt of a non-incentive stock option and your exercise of such an option should be discussed with your tax counsel.

                         Sincerely yours,

                         THE WELLCARE MANAGEMENT GROUP, INC.

                         By:   /s/ Edward A. Ullmann
                         Name:  Edward A. Ullmann
                         Title: President

Agreed to and accepted this

25 day of June, 1996.

/s/ Douglas A. Hayward
Signature of Optionee

                                              Exhibit B


          THE WELLCARE MANAGEMENT GROUP, INC.
          NON-INCENTIVE STOCK OPTION AGREEMENT

TO:  DOUGLAS A. HAYWARD

We are pleased to notify you that by the determination of the Compensation Committee (hereinafter called the "Committee") a non-incentive stock option to purchase Five Thousand (5,000) shares of the Common Stock of The WellCare Management Group, Inc.
(hereinafter called the "Company"), at a price of $12.875 per share, has this 29th day of May 1996 been granted to you under the Company's 1993 Incentive and Non-Incentive Stock Option Plan, as amended (hereinafter called the "Plan"). This option may be exercised only upon the terms and conditions set forth below.

1.   Purpose of Option.

  The purpose of the Plan under which this non-incentive stock option has been granted is to further the growth and development of the Company and its direct and indirect subsidiaries by encouraging key employees, directors, consultants, agents, independent contractors and other persons who contribute and are expected to contribute materially to the Company's success to obtain a proprietary interest in the Company through the ownership of stock, thereby providing such persons with an added incentive to promote the best interests of the Company, and affording the Company a means of attracting to its service persons of outstanding ability.

2.   Acceptance of Option Agreement.

  Your execution of this non-incentive stock option agreement will indicate your acceptance of and your willingness to be bound by its terms; it imposes no obligation upon you to purchase any of the shares subject to the option. Your obligation to purchase shares can arise only upon your exercise of the option in the manner set forth in Section 4 hereof.

3.   When Option May Be Exercised.

  The option granted you hereunder may not be exercised for a period of six (6) months from the date of its grant by the Committee as set forth above. Thereafter, this option shall be exercisable as follows:

  (i) at the end of one year from the date of grant, up to 50% of the total shares subject to the option; and

  (ii) at the end of two years from the date of grant, up to 100% of the total shares subject to the option.

  This option shall become immediately exercisable in full upon a Change of Control of the Company (as defined below) or upon notice of termination of employment without cause pursuant to Section 4.3 of your employment agreement dated the date hereof. For purposes hereof, a "Change of Control" of the Company shall mean such time as:

     (i) Any Person or "group" (within the meaning of Section 13(d) (3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), other than the Principal Shareholders or The 1818 Fund II, L.P., is or becomes the beneficial owner, directly or indirectly, of outstanding shares of capital stock of the Company, entitling such Person or Persons to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent, of shareholders of the Company (the term "beneficial owner" shall be determined in accordance with Rule 13d-3, promulgated by the Securities Exchange Commission under the Exchange Act);

     (ii) A majority of the Board shall consist of Persons other than Continuing Directors. The term "Continuing Director" shall mean any member of the Board on the Effective Date and any other member of the Board shall be recommended or elected to succeed or become a Continuing Director by a majority of Continuing Directors who are then members of the Board.

     (iii) The shareholders of the Company shall have approved a recapitalization, reorganization, merger, consolidation or similar transaction, in each case, with respect to which all or substantially all the Persons who were the respective beneficial owners of the outstanding shares of capital stock of the Company immediately prior to such recapitalization, reorganization, merger or consolidation, beneficially own, directly or indirectly, less than 50% of the combined voting power of the then outstanding shares of capital stock of the Company resulting from such recapitalization, reorganization, merger, consolidation or similar transaction;

     (iv) The shareholders of the Company shall have approved of the sale or other disposition of all or substantially all the assets of the Company in one transaction or in a series of related transactions;

     (v) Immediately after any merger, consolidation, recapitalization or similar transaction, the Principal Shareholders (A) shall have increased the aggregate percentage of the outstanding shares of capital stock of the Company they beneficially own, directly or indirectly, by 10% of such outstanding shares of capital stock or more (or if the entity surviving such transaction is a corporation, the Principal Shareholders' ownership in the new entity shall have increased by 10% or more of their aggregate percentage of ownership of the Company immediately prior to the transaction) and (B) shall be the beneficial owners directly or indirectly, of outstanding shares of stock of the Company (or any Person surviving such transaction) entitling them collectively to exercise 50% or more of the total voting power of shares of capital stock of the Company (or the surviving Person in such transaction) and, in anticipation of, in connection with or as a result of, such transaction, the Company (or such surviving Person) shall have incurred or issued additional Indebtedness such that the total Indebtedness so incurred or issued equals at least 50% of the consideration payable in such transaction; provided, however, that any such transaction shall not be considered a Change in Control if the holders of Notes shall have participated therein on no less a pari passu basis (assuming conversion of all such holders' Notes into Conversion Shares) with the Principal Shareholders;

     (vi) The shareholders of the Company approve any transaction (or if no such approval is required, upon the occurrence of any transaction) the result of which is that the Common Stock shall no longer be required to be registered under
  Section 12 of the Exchange Act and that the holders of shares of Common Stock do not receive common stock of the Person surviving such transaction that is required to be registered under Section 12 of the Exchange Act;

     (vii) The Company ceases to be the beneficial owner, directly or indirectly, of the outstanding shares of capital stock of CT HMO, entitling the Company to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent of the shareholders of CT HMO; or

     (viii) The shareholders of CT HMO shall have approved of the sale or other disposition of all or substantially all the assets of CT HMO in one transaction or a series of transaction.

  For purposes of this Agreement (a) "Conversion Shares" shall mean the Common Stock issued or issuable upon the conversion of the Notes; (b) "Indebtedness" shall mean as to any Person (i) all obligations of such Person for borrowed money (including without limitation, reimbursement and all other obligations with respect to surety bonds, letters of credit and bankers' acceptances, whether or not matured), (ii) all obligations evidenced by notes, bonds, debentures or similar instruments, (iii) all obligations to pay the deferred purchase price of property or services, except trade accounts payable and accrued liabilities arising in the ordinary course of business, (iv) all interest rate and currency swaps and similar agreements under which payments are obligated to be made, whether periodically or upon the happening of a contingency, (v) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property),
(vi) all obligations under leases which have been or should be, in accordance with GAAP, recorded as capital leases, (vii) all indebtedness secured by any lien on any property or asset owned or held by that Person regardless of whether the indebtedness secured thereby shall have been assumed by that Person or is non-recourse to the credit of that Person, and (viii) any contingent obligation of the foregoing; (c) "Notes" shall mean the 6.0% Subordinated Convertible Notes due December 31, 2002 of the Company; (d) "Person" shall mean any individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature; and (e) "Principal Shareholders" shall mean Edward A. Ullmann and Robert W. Morey.

  This option may not be exercised for less than ten (10) shares at any one time (or the remaining shares then purchasable if less than ten) and expires at the end of five (5) years from the date of grant whether or not it has been duly exercised, unless sooner terminated as provided in Section 5.

4.   How Option May Be Exercised.

  This option is exercisable by a written notice signed by you and delivered to the Company at its executive offices signifying your election to exercise the option. The notice must state the number of shares of Common Stock as to which your option is being exercised, must contain a statement by you (in a form acceptable to the Company) that such shares are being acquired by you for investment and not with a view to their distribution or resale (unless a registration statement covering the shares purchasable has been declared effective by the Securities and Exchange Commission) and must be accompanied by cash or check to the order of the Company for the full purchase price of the shares being purchased, plus such amount, if any, as is required for withholding taxes. No share shall be issued until full payment therefor has been made.

  If notice of the exercise of this option is given by a person or persons other than you, the Company may require, as a condition to the exercise of this option, the submission to the Company of appropriate proof of the right of such person or persons to exercise this option.

  Certificates for shares of the Common Stock so purchased will be issued as soon as practicable. The Company, however, shall not be required to issue or deliver a certificate for any shares until it has complied with all requirements of the Securities Act of 1933, the Securities Exchange Act of 1934, any stock exchange on which the Company's Common Stock may then be listed and all applicable state laws in connection with the issuance or sale of such shares or the listing of such shares on said exchange. Until the issuance of the certificate for such shares, you or such other person as may be entitled to exercise this option, shall have none of the rights of a shareholder with respect to shares subject to this option.

5.   Termination of Employment.

  If your employment with the Company (or a subsidiary thereof) is terminated for any reason, this option shall immediately lapse and expire; provided, however, if such termination shall be due to your death or disability, you (or your estate, your legatee or legatees under your Last Will, or your personal representatives or distributees) shall be entitled to exercise this option within six
(6) months of the date of termination, but only to the extent exercisable at the date of termination and in no event after the expiration date of this option.

6.   Nontransferability of Option.

  This option shall not be transferable except by Last Will or the laws of descent and distribution, and may be exercised during your lifetime only by you.

7.   Adjustments upon Changes in Capitalization.

  If at any time after the date of grant of this option, the Company shall, by stock dividend, split-up, combination, reclassification or exchange, or through merger or consolidation, or otherwise, change its shares of Common Stock into a different number or kind or class of shares or other securities or property, then the number of shares covered by this option and the price of each such share shall be proportionately adjusted for any such change by the Committee whose determination shall be conclusive. Any fraction of a share resulting from any adjustment shall be eliminated and the price per share of the remaining shares subject to this option adjusted accordingly.

8.   Subject to Terms of the Plan.

  This non-incentive stock option agreement shall be subject in all respects to the terms and conditions of the Plan and in the event of any question or controversy relating to the terms of the Plan, the decision of the Committee shall be conclusive.

9.   Tax Status.

  This option does not qualify as an "incentive stock option" under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, and the income tax implications of your receipt of a non-incentive stock option and your exercise of such an option should be discussed with your tax counsel.

                         Sincerely yours,

                         THE WELLCARE MANAGEMENT GROUP, INC.
                         By:  /s/ Edward A. Ullmann
                         Name:  Edward A. Ullmann
                         Title: President

Agreed to and accepted this

25 day of June, 1996.

/s/ Douglas A. Hayward
Signature of Optionee

[TYPE]         EX-10
[DESCRIPTION]  MATERIAL CONTRACTS

10.51          Copy of Employment Contract dated
          June 1, 1996 between Registrant and
          John E. Ott, M.D.

                  EMPLOYMENT AGREEMENT

  EMPLOYMENT AGREEMENT dated June 1, 1996 (the "Employment Agreement"), by and among THE WELLCARE MANAGEMENT GROUP, INC., a New York corporation with its principal place of business at Park West/Hurley Avenue Extension, Kingston, New York 12401 (the "Company"), and John E. Ott, MD residing at 5307 Sherrier Place NW, Washington DC 20006 (the "Employee").

                  W I T N E S S E T H:

  WHEREAS, the Company desires to employ the Employee and the Employee desires to be employed by the Company; and

  WHEREAS, the Company desires to restrain the Employee from competing with it.

  NOW, THEREFORE, in consideration of the foregoing premises and the representations, warranties, covenants, and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties hereto, intending to be legally bound, agree as follows:

  1. TERM OF EMPLOYMENT. The Company hereby agrees to employ the Employee, and the Employee hereby accepts such employment with the Company, upon the terms and conditions set forth in this Employment Agreement, for the period commencing on the date hereof (the "Effective Date") and ending May 31, 2001, (the "Expiration Date"), unless sooner terminated in accordance with the provisions of Section 4 (such period being referred to herein as the "Employment Period").

  2. EMPLOYEE'S RESPONSIBILITY AND PERFORMANCE.

     2.a During the Employment Period, the Employee shall serve in the capacity of and hold the title of Executive Vice President with primary responsibility for managing and leading the day-by-day activities of the Greater New York City area HMO operations of WellCare of New York, Inc., a New York State certified health maintenance organization and a wholly-owned subsidiary of the Company managed by the Company (the "WellCare HMO"), and shall be subject to the supervision of, and shall have such authority as is delegated to him by, the Board of Directors of the Company (the
"Board") or the Chief Executive Officer of the Company (the "CEO") consistent with such position. The Employee hereby accepts such employment and agrees to undertake the duties and responsibilities normally inherent in such position and such other duties and responsibilities as the Board or the CEO shall from time to time reasonably assign to him consistent with such position.

     2.b During the Employment Period, the Employee shall devote his full business time and attention to the discharge of his duties and responsibilities hereunder and shall be based in both Kingston, New York and the region encompassed by the Greater New York City area. The Employee agrees to abide by the reasonable rules, regulations, instructions, personnel practices and policies of the Company, and any reasonable changes therein which may be adopted from time to time by the Company, as such rules, regulations, instructions, personnel practices and policies may reasonably be applied to employees of the Company.

     2.c During the Employment Period and for a period thereafter, as set forth in Section 6.1, the Employee shall not compete with the Company, as specifically provided for in Section
6.

  3. COMPENSATION; BONUS; BENEFITS.

     3.a Salary. During the Employment Period, the Company shall pay the Employee, in installments consistent with the Company's usual payroll practices, an annual base salary of $200,000, which amount shall be subject to review as provided in this Section 3.1. The Company agrees to review the Employee's annual base salary in May of each year during the Employment Period commencing in 1997 and to consider a merit increase in such annual base salary for the ensuing fiscal year based upon the performance of the Employee during the prior fiscal year. If the Employee's annual base salary is increased in accordance with the provisions of this Section 3.1, it shall be effective as of the June 1 immediately following such review. In the event that the Employee is, or is to be, employed for less than a full payroll installment period, such installment of the annual base salary shall be appropriately adjusted.

     3.b  Stock Options.

          (1) To provide the Employee with an incentive to become employed by the Company, which incentive provides the Employee with a proprietary interest in the Company through ownership of Common Stock, $.01 par value, of the Company (the "Common Stock"), subject to approval of the Compensation Committee which is charged with administering the Company's 1993 Incentive and Non-Incentive Stock Option Plan (the "Plan"), which approval the Company will recommend and use its best efforts to cause, and subject to the execution and delivery of Stock Option Agreements (as such term is defined herein), the Company shall grant
Employee:

               (A)  promptly following the execution and
                    delivery of this Employment Agreement a
                    five-year non-incentive option to purchase
                    35,000 shares of Common Stock under the
                    Plan, at an exercise price equal to the
                    fair market value of the Common Stock on the date of grant, such option to be exercisable at the annual cumulative rate of 50% of the shares underlying such option commencing one year from the date of grant, such options to be exercisable in full upon a Change in Control (as defined in the Stock Option Agreements) or upon notice of termination of employment under Section 4.3 hereof; and

               (B)  on each of June 1, 1996, June 1, 1997, and
                    June 1, 1998, provided the Employee is
                    then employed under this Employment

                    Agreement, a five-year non-incentive
                    option to purchase 5,000 shares of Common
                    Stock under the Plan, at an exercise price equal to the fair market value of the Common Stock on the date of grant, such option to be exercisable at the annual cumulative rate of 50% of the shares underlying such option commencing one year from the date of grant, such options to be exercisable in full upon a Change in Control (as defined in the Stock Option Agreements) or upon notice of termination of employment under Section 4.3 hereof; provided that in no event shall the exercise date of any option granted under clause (i) or (ii) be accelerated prior to the date six months from the date of grant. The foregoing options shall be subject to the terms and conditions of the Stock Option Agreement covering such options, in the form annexed hereto as Exhibit A hereto (the "Stock Option Agreements") and the Plan.

     3.c  Bonuses.

          (1) As a special bonus reported as additional compensation income, the Company shall pay to the Employee the Employee's Share (as defined below) of the Incentive Amounts as defined in Section 3.3 (e). For purposes of this Employment Agreement, "Employee's Share" shall mean the Employee's share of the aggregate Incentive Amounts with respect to a calendar year. The Employee's Share shall be fifty percent (50%) of the twenty percent (20%) as defined in Section 3.3 (e).

          (2) In the event of the Employee's termination of employment with the Company, Employee shall receive his Employee's Share of any Incentive Amounts earned through the last day of his actual employment by the Company.

          (3) In the event of a "Change in Control," the Employee shall receive his Employee's Share of any Incentive Amounts earned through the last day of his actual employment by the Company. For purposes of this Section 3.3, a "Change in Control" shall have the meaning set forth on Schedule 3.3(c) annexed hereto.

          (4) In no event shall any payment of any portion of the Incentive Amounts be taken into account for any purpose under any pension, retirement or other benefit plan or program offered by the Company or any of its affiliates.

          (5) For purposes of this Employment Agreement, the term "Incentive Amounts" shall mean amounts payable by the Company within 90 days following the end of each of the five calendar years following the Effective Date calculated as follows: twenty percent (20%) of the earnings before income taxes ("EBT") of the Greater New York City Division of the WellCare HMO as reflected on its annual income statement which shall have been prepared by the Company in accordance with generally accepted accounting principles consistently applied, adjusted as set forth in Section 3.3(f) below, subject, at the Company's option, to audit by an independent public accounting firm selected by the Company.

               For purposes of this Employment Agreement, the term "Greater New York City Division of the WellCare HMO" is defined as the operations of the WellCare HMO for membership located in all boroughs of New York City and surrounding counties including northern New Jersey in which WellCare HMO is licensed.

          (6)  The calculation of EBT for purposes of
determining Incentive Amounts only shall be subject to adjustment as follows:

               (A) State and local taxes computed on income shall not be deducted;

               (B) The administrative costs (in contrast to medical costs) of the Greater New York City Division of the WellCare HMO shall be imputed to be the lesser of an amount equal to (A) fifteen percent (15%) of the Greater New York City Division of the WellCare HMO's annual total revenues and
                    (B) the product of (x) the Greater New
                    York City Division of the WellCare HMO's annual total revenues and (y) the ratio of the administrative costs of the Company and its subsidiaries taken as a whole (in contrast to medical costs of such entities taken as a whole) to total revenues of the Company and its subsidiaries taken as a whole;

               (C) Any interest or dividend income earned by the Greater New York City Division of the
                    WellCare HMO shall not be reflected; and

               (D) There shall not be reflected as an expense the payments of the Incentive Amounts.

     3.d  Benefits: Vacation; Sick Leave.

          (a)  As of the Effective Date and during the
Employment Period, the Employee shall be entitled to participate in the benefit programs available to employees in senior management positions at the Company (the "Executive Benefit Plans") from time to time in a manner and amount consistent with the Company's employment policies in effect from time to time. Such Executive Benefit Plans are listed on Schedule 3.4. The Employee shall be entitled to participate in, and receive the benefits of, any Executive Benefit Plan as of the Effective Date, and shall not be subject to any eligibility or waiting periods with respect thereto unless otherwise indicated on Schedule 3.4.

          (b) During the Employment Period, the Employee shall be entitled to such number of weeks paid vacation during each twelve-month period and to sick leave as is consistent with the Company's employment policies in effect from time to time.

     3.e Reimbursement of Expenses. The Company shall reimburse the Employee for all reasonable travel expenses, including a car and driver, and other expenses incurred or paid by the Employee in connection with, or related to, the business of the Company and the performance of his duties, responsibilities or services under this Employment Agreement, upon presentation by the Employee of documentation, expense statements, vouchers and/or such other supporting information as the Company may reasonably request.

  4. EMPLOYMENT TERMINATION. The employment of the Employee by the Company pursuant to this Employment Agreement may be terminated by the Company upon the occurrence of any of the following:

     4.a  Expiration of the Employment Period in accordance with
Section 1.

     4.b At the election of the Company, for Cause, immediately upon written notice by the Company to the Employee. For the purposes of this Section 4.2, "Cause" for termination shall be deemed to exist solely in the event of:

          (a) the Employee's engaging in any act, including but not limited to any act of "Moral Turpitude" (as defined below), that is materially damaging or detrimental to, or that could be materially damaging or detrimental to, the Company or any of its subsidiaries (including WellCare HMO) or affiliates or the business or reputation of the Company or any of its subsidiaries (including WellCare HMO) or its affiliates;

          (b) any material breach of the Employment Agreement by the Employee which is not cured by the Employee (to the extent curable without adverse effect on the Company) within 30 days after written notice by the Company to the Employee setting forth a description of such material breach;

          (c) the conviction, nolo contendere, or guilty pleas of the Employee for any felony; or

          (d) the neglect by the Employee in performing his material duties under this Employment Agreement which is not cured by the Employee within 30 days after written notice by the Company to the Employee setting forth a description of such neglect.

For purposes hereof, "Moral Turpitude" shall mean (A) a knowing breach or violation of any applicable law, (B) a civil fraud or deceit, (C) a material misstatement or omission of fact or (D) intentional misconduct.

     4.c At the election of the Company, without Cause, upon sixty (60) days' prior written notice to the Employee.

     4.d Immediately upon the death or disability of the Employee. As used in this Employment Agreement, "Disability" shall mean the complete inability to perform the material services contemplated under this Employment Agreement for a period of ninety (90) consecutive days or one hundred twenty (120) days in any calendar year. A determination of Disability shall be made by a physician satisfactory to the Company.

     4.e At the election of the Employee, for any reason, upon sixty (60) days' prior written notice to the Company.

  5. EFFECT OF TERMINATION.

     5.a Termination by the Company for Cause. In the event the Employee's employment is terminated by the Company pursuant to
Section 4.2, the following shall occur:

          (a) the Options granted pursuant to Section 3.2 shall terminate on the date of termination of employment and Employee shall forfeit any right to the grant of any additional Options under Section 3.2 and his Employee's Share of Incentive Amounts to be paid pursuant to Section 3.3; and

          (b) the Company shall pay to the Employee the compensation and benefits otherwise payable to him under Section 3 through the last day of his actual employment by the Company.

     5.b Termination by the Company Without Cause. In the event the Employee's employment is terminated by the Company pursuant to Section 4.3, the following shall occur:

          (a) the Options granted pursuant to Section 3.2 shall become immediately exercisable in full on the date of notice of such termination, providing the Employee the opportunity to exercise such Options in full on or prior to the date of termination of employment, and Employee shall forfeit any right to the grant of any additional Options under Section 3.2;

          (b) within sixty (60) days, the Company shall pay to the Employee the Employee's Share of Incentive Amounts earned through the last day of actual employment by the Company;

          (c) the Company shall pay to the Employee the greater of one (1) year's salary or the salary otherwise payable to him under Section 3 through the Expiration Date, subject, however, to the following:

               (i)  If a "Change in Control," as defined in
                    Schedule 3.3(c), occurs within three (3) months after said termination without cause, in lieu of any other payments under this Section 5.2(c), the Company shall pay to the Employee, within sixty (60) days thereafter, an amount equal to the lesser of his base salary for twenty-four (24) months or the number of months remaining in this Agreement; and

               (ii) If the Employee's employment is terminated
                    by the Company without cause within three
                    (3) months of a "Change in Control," as
                    defined in Schedule 3.3(c), in lieu of any other payments under this Section 5.2(c), the Company shall pay to the Employee, within sixty (60) days thereafter, an amount equal to the lesser of his base salary for twenty-four (24) months or the number of months remaining in this Agreement and any earned Incentive Amounts otherwise payable to him under Section 3 through the last day of his actual employment by the Company.

          (d) maintain the benefits otherwise payable to the Employee under Section 3 through the last day on which the Company is obligated to make payments under Section 5.2(c).

     5.c Termination by the Employee. In the event the Employee's employment is terminated by the Employee pursuant to
Section 4.5, the following shall occur:

          (a) the Options granted pursuant to Section 3.2 shall terminate on the date of termination of employment and the Company shall have no further obligation to grant any additional
Options under Section 3.2; and

          (b) the Company shall pay to the Employee the salary, benefits, and any earned Incentive Amounts otherwise payable to him under Section 3 through the last day of his actual employment by the Company.

     5.d Termination for Death or Disability. In the event that the Employee's employment is terminated by the Company pursuant to Section 4.4 by reason of death or disability of the
Employee:

          (a) the Employee or his legal representatives, in the case of the Employee's disability, or his legal representatives, in the case of the Employee's death, shall be entitled to exercise the options granted pursuant to Section 3.2 within six (6) months of the date of termination, but only to the extent exercisable at the date of termination and in no event after the expiration date of these options; and

          (b) the Company shall pay, in the case of the Employee's death, to the estate or designated beneficiaries of the Employee, or, in the case of the Employee's disability, to his legal representatives, the salary, benefits, and any earned
Incentive Amounts to which the employee would otherwise be entitled under Section 3 through the last day of his actual employment.

  6. NON-COMPETE

     6.a The Employee, whether as employee, partner, joint venturer, officer, director, manager, consultant, advisor, owner (direct or indirect) of more than one percent (1%) of the stock or equity interest of a corporation or other entity or otherwise, shall not, during the Employment Period and for a period of two
(2) years after the Expiration Date:

          (a) except as set forth on Schedule 6.1(a) hereof, engage directly or indirectly in, or permit any entity controlled by such person or entity to engage directly or indirectly in, any managed health care or health insurance business or venture (including, without limitation, a self-insured employer, insurer, employee welfare benefit plan, health service corporation or other managed care payor organization, a health maintenance organization, preferred provider organization, physician-hospital organization or provider organization or network, a third-party administrator, an independent practice association, a health care alliance, a hospital or other health care facility, or another individual or entity that, directly or indirectly, provides, manages or administers health care services) in the State of New York; or

          (b) recruit or otherwise solicit or induce any employee of the Company or any of its subsidiaries (including WellCare HMO) or affiliates to terminate his employment with, or otherwise terminate his relationship with, the Company or any of its subsidiaries (including WellCare HMO) or affiliates, as the case may be.

     6.b If any restriction set forth in this Section 6 is found by any court of competent jurisdiction to be unenforceable because it extends for too long a period of time, over too great a range of activities, in too broad a geographic area or for any other reason, it shall be interpreted to extend only to the maximum extent, whether period of time, range of activities, geographic area or other terms, as to which it may be enforceable.

  7. PROPRIETARY INFORMATION

     7.a The Employee acknowledges that his relationship with the Company is one of high trust and confidence and that in the course of his employment by the Company he will have access to and contact with "Proprietary Information" (as defined below). The Employee agrees that he will not (except in the performance of his duties for the Company), during the Employment Period or at any time thereafter, disclose, communicate or divulge, in whole or in part, to any person, firm, corporation, association or other entity for any reason or purpose whatsoever, or use for his benefit or the benefit of any such other person, firm, corporation, association or entity, any Proprietary Information. For purposes of this Employment Agreement, "Proprietary Information" shall mean (i) any and all (A) methods, processes, manuals, trade secrets, know-how, inventions and other proprietary information used by the Company or any of its subsidiaries or affiliates in the conduct of their respective businesses, (B) software owned or used by the Company or any of its subsidiaries or affiliates, and (C) improvements, enhancements, modifications, updates and corrections with respect to any of the foregoing, as and when same are released, (ii) any and all information, data, forms, policies, procedures, manuals, customer lists, documents, files, surveys and materials of any kind created, owned or provided by the Company or any of its subsidiaries or affiliates,
(iii) any and all information or data affecting or relating to the business or financial affairs of, or other information relating to, the Company or any of its subsidiaries or affiliates or any customer or client thereof (including, without limitation, the names of its customers, prices and rates, and any health care information pertaining to subscribers thereof), and (vi) any derivative works based on any of the foregoing information, data or materials described in subclauses (i) through (iii) above.

     7.b The Employee's obligations under Section 7.1 shall not apply to any information that:

          (a) is or becomes known to the general public under circumstances involving no breach by the Employee of the terms of
Section 7.1;

          (b) is generally disclosed to third parties by the Company without restriction on such third parties; or

          (c) is approved for release by written authorization of the Board; provided, however, that a breach of any obligation under Section 7.1 shall not be cured by the subsequent occurrence of any of the foregoing exceptions.

     7.c Upon termination of this Employment Agreement or at any other time upon request by the Company, the Employee shall promptly deliver to the Company all Proprietary Information, including all records, files, memoranda, notes, reports, price lists, customer lists, drawings, plans, sketches, laboratory and research notebooks, tapes, discs and any other documents (and all copies or reproductions of such materials in his possession or control) relating to the business of the Company and its subsidiaries and affiliates.

  8. INJUNCTIVE RELIEF. The restrictions contained in Sections 6 and 7 are necessary for the protection of the business and goodwill of the Company and are considered by the Employee to be reasonable for such purpose. The Employee agrees that any breach or threatened breach of those Sections 6 and 7 will cause the Company substantial and irreparable damage and therefore, in the event of any such breach, the remedies at law will be inadequate, and in addition to such other remedies which may be available, the Company shall be entitled to equitable remedies (including an injunction) and other such relief as a court may deem appropriate. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies for such breach or threatened breach.

  9. REPRESENTATIONS.

     9.a The Employee hereby represents to the Company that he is legally entitled to enter into this Employment Agreement and to perform the services contemplated herein.

     9.b The Company hereby represents to the Employee that the Company has the requisite corporate power and authority to execute and deliver this Employment Agreement. The execution and delivery of this Employment Agreement by the Company has been duly authorized by all necessary corporate action on the part of the Company and no other or further corporate proceedings will be necessary for the execution and delivery of this Employment Agreement by the Company and the performance by the Company of its obligations hereunder. This Employment Agreement has been duly executed and delivered by the Company and constitutes a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, moratorium, reorganization or other laws of general applicability relating to or affecting the enforcement of creditors' rights.

  10. NOTICES. All notices and communications hereunder shall be in writing and shall be deemed to be duly given if delivered personally, mailed by certified mail (return receipt requested) or sent by telecopier (confirmed thereafter by such certified mail) to the parties at the following addresses or such other addresses as shall be specified by the parties by like notice;

          (1)  if to the Company:

               The WellCare Management Group, Inc.
               Park West/Hurley Avenue Extension
               Kingston, NY 12401
               Attention: Robert W. Morey, Chief Executive Officer

               Telecopier Number: (914) 338-0566

          (2)  if to the Employee:

               John E. Ott, MD
               5307 Sherrier Place NW
               Washington, DC 20006

  Notice so given shall (in case of notice so given by mail) be deemed to be given and received on the fifth calendar day after posting and (in case of notice so given by telecopier or personal delivery) on the date of actual transmission or (as the case may
be) personal delivery.

  11. INDEMNIFICATION. Employer shall, to the maximum extent permitted by New York State Corporate Law, indemnify Employee against judgements, fines, penalties, amounts paid in settlement and reasonable expenses actually incurred by him (including reasonable attorneys' fees) in the event he is made a party to any proceeding, other than an action by or in the right of the Company, by reason of the fact that Employee is or was an employee, officer, director, or agent of the Company. The Company may also advance to Employee expenses incurred in defending any such proceedings to the maximum extent permitted by New York State Corporate Law, contingent upon satisfaction of all requirements of said New York State Corporate Law, including agreement by Employee to repay such advanced sums if he is later found not entitled to be indemnified by the Company pursuant to New York State Corporate Law. In accordance with the foregoing, no such indemnification shall be made unless, inter alia, Employee is successful on the merits in the defense of any preceding referenced above, Employee acted in good faith and in a manner he reasonably believed to be in the best interests of the Company and, with respect to any criminal action or proceeding, Employee had no reasonable cause to believe his conduct was unlawful. It is hereby agreed that such rights of indemnification shall be in addition to any other rights of indemnification Employee may have as an officer of the Company, pursuant to the Bylaws of the Company or otherwise.

  12. SETTLEMENT OF CONTROVERSY OR CLAIM. Any controversy or claim arising out of or relating to this Employment Agreement, or breach thereof, shall be settled by arbitration in accordance with the rules then obtaining of the American Arbitration Association and the judgement on the award rendered may be entered in any court having jurisdiction thereof. The prevailing party in any such proceeding shall be entitled to reimbursement of its costs and expenses (including reasonable attorney's fees) in connection with such proceedings.

  13. ATTORNEYS' FEES AND COSTS. If any action at law or in equity is necessary to enforce or interpret the terms of this Employment Agreement, the prevailing party shall be entitled to reasonable attorneys' fees, costs, and necessary disbursements in addition to any other relief to which he may be entitled.

  14. GOVERNING LAW. This Employment Agreement shall be construed, interpreted and enforced in accordance with the laws of the State of New York, without giving effect to conflict of laws provisions.

  15.  MISCELLANEOUS.

     15.1 Assignment. The obligations of the Employee are personal and may not be assigned by him.

     15.2 Headings. The article and section headings of this Employment Agreement are for convenience of reference only and shall not be deemed to alter or affect provisions hereof.

     15.3 Waivers. Neither the failure nor any delay on the part of either party hereto in exercising any right, power or remedy hereunder shall operate as a waiver thereof or preclude any further or other exercise thereof, or the exercise of any other right, power or remedy. A waiver or consent given by either party on any one occasion shall be effective only in that instance and shall not be construed as a bar or waiver of any right on any other occasion.

     15.4 Binding Effect. Subject to the provisions of Section 12.1, all the terms and provisions of this Employment Agreement shall be binding upon and inure to the benefit of and be enforced by the Company and the Employee and the legal representatives of the Employee and the respective successors and assigns of the parties hereto. This Employment Agreement shall not run to the benefit of or be enforceable by any person other than a party to this Employment Agreement and, subject to the provisions of
Section 12.1, the successors, assigns and legal representatives.

     15.5 Entire Agreement. This Employment Agreement constitutes the entire agreement between the parties and supersedes all prior agreements and understandings, whether written or oral, relating to the subject matter of this Employment Agreement.

     15.6 Validity. The invalidity, illegality, or unenforceability of any particular provision of this Employment Agreement shall not affect any other provisions hereof, and this Employment Agreement shall be construed in all other respects as if such invalid, illegal, and unenforceable provisions were omitted.

     15.7 Counterparts. This Employment Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     15.8 No Conflict. Each of the parties does hereby represent and warrant to the other that nothing herein conflicts with or shall cause a default under any document, agreement, instrument or other writing to which said party is a party or by which said party is bound.

     15.9 Publicity. Neither party shall have the right to disclose to third parties the terms and conditions of this Employment Agreement, including its existence, without the express prior written consent of the other party, except as may be required by applicable law, including United States securities laws, rules and regulations. Neither party shall originate any publicity, news release or public announcement, written or oral, whether to the public or press, stockholders or otherwise, relating to the terms of this Employment Agreement, including its existence, subject matter to which it relates, performance under it, or any of the specific terms or conditions to any amendment hereto or performance hereunder except such announcements as in the opinion of the counsel for the party making such announcement and required by law. If a party decides to make an announcement which it believes to be required by law with respect to this Employment Agreement, it will give the other party such notice as is reasonably practicable and an opportunity to comment upon the announcement.

     15.10 Pronouns. Whenever the context may require, any pronouns used in this Employment Agreement shall include corresponding masculine, feminine or neuter forms, and the singular forms of nouns and pronouns shall include the plural, and vice versa.

     15.11 Amendment. This Employment Agreement may be amended or modified only by a written instrument executed by both the Company and the Employee.

     15.12 Survival. The provisions contained in Sections 5 through 12 shall survive any expiration or termination of this Employment Agreement.

  IN WITNESS WHEREOF, the parties hereto have executed this Employment Agreement as of the day and year set forth above.

                         THE WELLCARE MANAGEMENT GROUP, INC.

                         By:  /s/ Edward A. Ullmann
                         Name:  Edward A. Ullmann, President

                         EMPLOYEE

                         /s/ John E. Ott, MD
                         John E. Ott, MD


Schedule 3.3(c) to
Employment Agreement

  "Change of Control" of the Company shall mean such time as:

     (i) Any Person or "group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) other than the Principal Shareholders or The 1818 Fund II, L.P., is or becomes the beneficial owner, directly or indirectly, of outstanding shares of capital stock of the Company, entitling such Person or Persons to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent, of shareholders of the Company (the term "beneficial owner" shall be determined in accordance with Rule 13d-3, promulgated by the Securities Exchange Commission under the Exchange Act);

     (ii) A majority of the Board shall consist of Persons other than Continuing Directors. The term "Continuing Director" shall mean any member of the Board on the Effective Date and any other member of the Board shall be recommended or elected to succeed or become a Continuing Director by a majority of Continuing Directors who are then members of the Board.

   (iii) The shareholders of the Company shall have approved a recapitalization, reorganization, merger, consolidation or similar transaction, in each case, with respect to which all or substantially all the Persons who were the respective beneficial owners of the outstanding shares of capital stock of the Company immediately prior to such recapitalization, reorganization, merger or consolidation, beneficially own, directly or indirectly, less than 50% of the combined voting power of the then outstanding shares of capital stock of the Company resulting from such recapitalization, reorganization, merger, consolidation or similar transactions;

     (iv) The shareholders of the Company shall have approved of the sale or other disposition of all or substantially all the assets of the Company in one transaction or in a series of related transactions;

     (v) Immediately after any merger, consolidation, recapitalization or similar transaction, the Principal Shareholders (A) shall have increased the aggregate percentage of the outstanding shares of capital stock of the Company they beneficially own, directly or indirectly, by 10% of such outstanding shares of capital stock or more (or if the entity surviving such transaction is a corporation, the Principal Shareholders' ownership in the new entity shall have increased by 10% or more of their aggregate percentage of ownership of the Company immediately prior to the transaction) and (B) shall be the beneficial owners directly or indirectly, of outstanding shares of stock of the Company (or any Person surviving such transaction) entitling them collectively to exercise 50% or more of the total voting power of shares of capital stock of the Company (or the surviving Person in such transaction) and, in anticipation of, in connection with or as a result of, such transaction, the Company (or such surviving Person) shall have incurred or issued additional Indebtedness such that the total Indebtedness so incurred or issued equals at least 50% of the consideration payable in such transaction; provided, however, that any such transaction shall not be considered a Change of Control if the holders of Notes shall have participated therein on no less than a pari passu basis (assuming conversion of all such holders' Notes into Conversion Shares) with the Principal Shareholders;

     (vi) The shareholders of the Company approve any transaction (or if no such approval is required, upon the occurrence of any transaction) the result of which is that the Common Stock shall no longer be required to be registered under
  Section 12 of the Exchange Act and that the holders of shares of Common Stock do not receive common stock of the Person surviving such transaction that is required to be registered under Section 12 of the Exchange Act;

     (vii) The Company ceases to be the beneficial owner, directly or indirectly, of the outstanding shares of capital stock of WellCare HMO, entitling the Company to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent of the shareholders of WellCare HMO; or

     (viii) The shareholders of WellCare HMO shall have approved of the sale or other disposition of all or substantially all the assets of WellCare HMO in one transaction or a series of transactions.

  For purposes of this Schedule 3.3(c): (a) "Conversion Shares" shall mean the Common Stock issued or issuable upon the conversion of the Notes; (b) "Indebtedness" shall mean as to any Person (i) all obligations of such Person for borrowed money (including without limitation, reimbursement and all other obligations with respect to surety bonds, letters of credit and bankers' acceptances, whether or not matured), (ii) all obligations evidenced by notes, bonds, debentures or similar instruments,
(iii) all obligations to pay the deferred purchase price of property or services, except trade accounts payable and accrued liabilities arising in the ordinary course of business, (iv) all interest rate and currency swaps and similar agreements under which payments are obligated to be made, whether periodically or upon the happening of a contingency, (v) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (vi) all obligations under leases which have been or should be, in accordance with GAAP, recorded as capital leases, (vii) all indebtedness secured by any lien on any property or asset owned or held by that Person regardless of whether the indebtedness secured thereby shall have been assumed by that Person or is non-recourse to the credit of that Person, and (viii) any contingent obligation of the foregoing; (c) "Notes" shall mean the 6.0% Subordinated Convertible Notes due December 31, 2002 of the Company; (d) "Person" shall mean any individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature; and (e) "Principal Shareholders" shall mean Edward A. Ullmann and Robert W. Morey.

Schedule 3.4 to
Employment Agreement

EXECUTIVE BENEFIT PLANS*

  Vacation:              Twenty (20) days per calendar year

  Company Paid Holidays: Ten (10) days per calendar year

  Sick Time:             Five (5) days per calendar year

  Personal Time:         Five (5) days per calendar year

  Life Insurance: $250,000 term life insurance through The Travelers.

  Long-Term Disability Insurance: Group disability provided through Paul Revere and enhanced by an individual long-term disability policy.

  Health Insurance: Individual coverage provided through WellCare of New York, Inc.

  Dental Insurance: Available the first of the month following the completion of six (6) months of employment through The
  Guardian. Employee shares with WellCare the cost of coverage as follows:

     Single Coverage:           $ 2.31 per biweekly payroll
     Employee and Spouse:       $11.37 per biweekly payroll

     Employee and Child/Children:  $ 9.92 per biweekly payroll
     Family Coverage:           $18.98 per biweekly payroll


  401(k) Profit Sharing Plan and Trust: Available the first of the month following the completion of twelve (12) months of employment and one thousand (1,000) hours of work.

*Please also refer to The WellCare Management Group, Inc.
Personnel Policy and Practices Manual.

                                              EXHIBIT A

          THE WELLCARE MANAGEMENT GROUP, INC.

            1993 INCENTIVE AND NON-INCENTIVE

                   STOCK OPTION PLAN

     (As Amended and Restated as of March 25, 1995)

 1.  Purpose of Plan.

  The purpose of this 1993 Incentive and Non-Incentive Stock Option Plan (the "Plan") is to further the growth and development of The WellCare Management Group, Inc. (the "Company") and any direct and indirect subsidiaries thereof (collectively, "Subsidiaries" and each, singly, a "Subsidiary") by encouraging selected employees, directors, and other persons who contribute and are expected to contribute materially to the Company's success to obtain a proprietary interest in the Company through the ownership of stock, thereby providing such persons with an added incentive to promote the best interests of the Company and affording the Company a means of attracting to its service persons of outstanding ability.

 2.  Stock Subject to the Plan.

  An aggregate of 900,000 shares of the Company's Common Stock, par value $0.01 per share ("Common Stock"), subject, however, to adjustment or change pursuant to Section 12 hereof, shall be reserved for issuance upon the exercise of options which may be granted from time to time in accordance with the Plan ("Options"). Such shares may be, in whole or in part, as the Compensation Committee (the "Committee") shall from time to time determine, authorized but unissued shares or issued shares which have been reacquired by the Company. If, for any reason, an Option shall lapse, expire or terminate without having been exercised in full, the unpurchased shares covered thereby shall again be available for purposes of the Plan.

 3.  Administration.

  (a) The Board of Directors has appointed the Committee from among its members to administer and help set policy for the Company's Stock Option Plan. The
          Committee is comprised of three or more Directors, each of whom shall be "disinterested persons" as defined by Regulation 240.16b-3 under the Securities
          Exchange Act of 1934, as amended. Such Committee shall have and may exercise any and all of the powers relating to the administration of the Plan and the grant of Options thereunder as are set forth in subsection 3(b) hereof. The Board of Directors shall have the power at any time to fill vacancies in, to change the membership of, or to discharge such Committee. The Committee shall select one of its members as its chairman and shall hold its meetings at such time and at such places as it shall deem advisable. A majority of such Committee shall constitute a quorum and such majority shall determine its action. Any action may be taken without a meeting by written consent of all the members of the Committee. The Committee shall keep minutes of its proceedings and shall report the same to the Board of Directors at the meeting next succeeding.

  (b) The Committee shall administer the Plan and , subject to the provisions of the Plan, shall have sole authority in its discretion to determine the persons to whom, and the time or times at which, Options shall be granted, the number of shares to be subject to each such Option and whether all or any portion of such Options shall be incentive stock options ("Incentive Options") qualifying under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or stock options which do not so qualify ("Non-Incentive Options"). Both Incentive Options and Non-Incentive Options may be granted to the same person at the same time provided each type of Option is clearly designated. In making such determinations, the Committee may take into account the nature of the services rendered by such persons, their present and potential contributions to the Company's success and such other factors as the Committee in its sole discretion may deem relevant. Subject to the express provisions of the Plan, the Committee shall also have the authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating thereto, to determine the terms and provisions of the respective Option Agreements, which shall be substantially in the forms attached hereto as Exhibit A and Exhibit B, and to make all other determinations necessary or advisable for the administration of the Plan, all of which determinations shall be conclusive and not subject to review.

 4.  Eligibility for Receipt of Options.

  (a)     Incentive Options.

     Incentive Options may be granted only to employees
     (including officers) of the Company and/or any of its Subsidiaries.

     The aggregate Fair Market Value (as defined in Section 5 of the Plan), determined as of the time the Incentive Option is granted, of the shares of the Company's Common Stock purchasable thereunder exercisable for the first time by any employee during any calendar year may not exceed $100,000.

     A director of the Company or any Subsidiary who is not an employee of the Company or of one of its Subsidiaries is not eligible to receive Incentive Options under the Plan.

  Further, Incentive Options may not be granted to any person who, at the time the Incentive Option is granted, owns (or is considered as owning within the meaning of Section 425(d) of the Code) stock possessing more than 10% of the total combined voting powers of all classes of stock of the Company or any Subsidiary (a "10% Owner"), unless at the time the Incentive Option is granted to a 10% Owner, the option price is at least 110% of the fair market value of the Common Stock subject thereto and such Incentive Option by its terms is not exercisable subsequent to five (5) years from the date of grant.

  (b)     Non-Incentive Options.

     Subject to the provisions of subsection (c) of this Section 4, Non-Incentive Options may be granted to any employee (including employees who have been granted Incentive Options), directors, consultants, agents, independent contractors and other persons whom the Committee determines will contribute to the Company's success.

  (c)     Non-Incentive Options to Outside Directors.

     Immediately following the election, re-election or appointment of a director of the Company who is not then a full-time employee of the Company ("Outside Director")
     (unless the appointment occurs during the final six (6) months of the three-year term of the class of directors in which such Outside Director is a member, in which event such Outside Director shall not receive any Option under this provision until such Outside Director is elected by the shareholders), the Committee shall grant to such Outside
     Director a Non-Incentive Option to purchase the number of shares of Common Stock set forth below at an exercise price equal to 75% of the "Fair Market Value" of the Common Stock on the date of grant (which, if the Common Stock is traded on The Nasdaq Stock Market, National Market or on a national securities exchange, shall be the closing sales price of the Common Stock on The Nasdaq Stock Market, National Market or such national securities exchange on the business day immediately preceding the date of such election, re-election or appointment, as the case may be, or on the next preceding date on which the Common Stock is traded if no Common Stock was traded on such immediately preceding business day), each such Option to be for a term of five (5) years from the date of grant, provided, however, that such Option shall terminate three (3) months after such Outside Director ceases to serve as a director of the Company for any reason.
     The number of shares of Common Stock to be subject to a Non-Incentive Option granted to an Outside Director shall be (i) in the case of an Outside Director elected or re-elected at an Annual Meeting of Shareholders, 3,000, and (ii) in the case of an Outside Director elected or appointed at any time other than at the Annual Meeting of Shareholders, such number that is equal to the product of (X) 3,000 multiplied by (Y) a fraction, the numerator of which shall be the difference between 1,095 and the number of calendar days that have elapsed between the date of the most recent Annual
     Meeting of Shareholders at which the class of directors of which such Outside Director constitutes a member was elected, and the date of election or appointment of such Outside Director (up to a maximum of 915 elapsed calendar days), and the denominator of which shall be 1,095. In the case of a Non-Incentive Option granted pursuant to clause
     (i) of the preceding sentence, one-third of the Non-Incentive Option shall become first exercisable one (1) year from the date of grant and the balance shall be exercisable at the rate of one-third of the total number of shares subject to the Non-Incentive Option on each of the second and third anniversaries of the date of grant. In the case of a Non-Incentive Option granted pursuant to clause (ii) of the preceding sentence, if the Non-Incentive Option is granted: (I) within one (1) year after the Annual Meeting of Shareholders referred to in such clause (ii), the Non-Incentive Option shall be exercisable in the same manner as a Non-Incentive Option granted pursuant to clause (i) of the preceding sentence except that the final one-third of the Non-Incentive Option shall become exercisable at the next
     Annual Meeting of Shareholders at which the class of directors of which the holder of the Non-Incentive Option is a member, is subject to election (the "Reelection Meeting");
     (II) within two (2) years after the Annual Meeting of Shareholders referred to in such clause (ii), one-half of the Non-Incentive Option shall become first exercisable one
     (1) year from the date of grant and the other half shall become exercisable on the date of the Reelection Meeting;
     and (III) at any time two (2) years or more after the Annual
     Meeting of Shareholders referred to in such clause (ii), the entire Non-Incentive Option shall become first exercisable on the date of the Reelection Meeting.

     Notwithstanding the forgoing, the maximum aggregate number of shares with respect to which Options, whether Incentive or Non-Incentive, may be granted to any person eligible therefor under the Plan within any one (1) calendar year is 50,000 shares.

 5.  Option Price.

  The purchase price of the shares of Common Stock under each Option shall be determined by the Committee, which determination shall be conclusive and not subject to review, but in no event shall such purchase price be less than (i) 100% of the Fair Market Value of the Common Stock on the date of grant for Incentive Options (110% of the Fair Market Value of Common Stock on date of grant where grant is made to a 10% Owner), and (ii) 75% of the Fair Market Value of the Common Stock on the date of grant for Non-Incentive Options.

  In determining the Fair Market Value of the Common Stock as of a specified date (the "Fair Market Value"), the Committee shall consider, if the Common Stock is: (a) publicly traded and listed on the New York Stock Exchange or another national securities exchange or The Nasdaq Stock Market, the closing price of the Common Stock on the business day immediately preceding the date as of which the Fair Market Value is being determined, or on the next preceding date on which such Common Stock is traded if no Common Stock was traded on such immediately preceding business day, or, if the Common Stock is not so listed on a national securities exchange or The Nasdaq Stock Market, but publicly traded, the representative closing bid price in the over-the-counter market as quoted by the National Quotation Bureau or a recognized dealer in the Common Stock, on the date immediately preceding the date as of which the Fair Market Value is being determined, or on the next preceding date on which such Common Stock is traded if no Common Stock was traded on such immediately preceding business day; or
(b) not publicly traded, the Fair Market Value as determined by the Committee in good faith based on such factors as it shall deem appropriate. The Committee may also consider such other factors as it shall deem appropriate.

  For purposes of the Plan, the date of grant of an Option shall be the date on which the Committee shall by resolution duly authorize such Option.

 6.  Term of Options.

  The term of each Option shall be such number of years as the Committee shall determine, subject to earlier termination as provided for in Sections 9, 10, 11 and 12 hereof (and each Incentive Option subject to the limitations set forth in Section 4(a) of the Plan with respect to grants to 10% Owners), but in no event shall the term of any Option be more than ten (10) years from the date of grant. No Option may be exercised following termination thereof.

 7.  Exercise of Options.

  (a) (i) Incentive Options. No Incentive Option granted under the Plan shall be exercisable until at least one
          (1) year from the date of grant. Thereafter, each Incentive Option shall be exercisable as follows: at the end of one (1) year from the date of grant, up to 25% of the total shares subject to such Option; at the end of two (2) years from the date of grant, up to 50%; at the end of three (3) years from the date of grant, up to 75%; and at the end of four (4) years from the date of grant and until termination of the Incentive Option, up to 100%.

          (ii) Non-Incentive Options. No Non-Incentive Option granted under the Plan shall be exercisable until such date or dates (inclusive of the date of grant and thereafter) as determined by the Committee, but in no event until at least six (6) months from the date of grant, with each Non-Incentive Option to be so exercisable to the extent determined by the Committee.

  (b) An Option may not be exercised for fractional shares of the Company's Common Stock.

  (c) Except as provided in Sections 9, 10, 11 and 12 hereof, no Option shall be exercisable unless the holder thereof shall have been an employee, director, consultant, agent, independent contractor or other person employed by or engaged in performing services for the Company and/or a Subsidiary continuously from the date of grant to the date of exercise.

  (d) The exercise of an Option shall be contingent upon receipt by the Company from the holder of such Option of a written representation that at the time of such exercise it is the optionee's then present intention to acquire the Option shares for investment and not with a view to the distribution or resale thereof (unless a Registration Statement covering the shares purchasable upon exercise of the Options shall have been declared effective by the Securities and Exchange Commission) and upon receipt by the Company of cash, or a check to its order, for the full purchase price of such shares. In addition, the holder of such Option must agree to refrain from selling or offering to sell any securities of the Company for such reasonable period of time after the effective date of any registration statement relating to an underwritten offering of securities of the Company, as may be requested by the managing underwriter of such underwritten offering, and approved by the Board of Directors.

  (e) The holder of an Option shall have none of the rights of a shareholder with respect to the shares purchasable upon exercise of the Option until a certificate for such shares shall have been issued to the holder upon due exercise of the Option.

  (f) The proceeds received by the Company upon exercise of an Option shall be added to the Company's working capital and be available for general corporate purposes.

 8.  Non-Transferability of Options.

  No Option granted pursuant to the Plan shall be transferable otherwise than by will or the laws of descent or distribution and an Option may be exercised during the lifetime of the holder only by such holder.

 9.  Termination of Employment of Holder of Incentive Option.

  In the event the employment with the Company or a Subsidiary of the holder of an Incentive Option shall be terminated for any reason other than by reason of death, disability within the meaning of Section 22(e)(3) of the Code or retirement at or after age 65, such holder's Incentive Option shall immediately terminate, lapse and expire. Absence on leave approved by the employer corporation shall not be considered an interruption of employment for any purpose under the Plan.

  Nothing in the Plan or in any Option Agreement granted hereunder shall confer upon any Optionholder any right to continue in the employ of the Company or any Subsidiary or obligate the Company or any Subsidiary to continue the engagement of any Optionholder or interfere in any way with the right of the Company or any such Subsidiary to terminate such Optionholder's employment or engagement at any time.

10.  Retirement or Disability of Holder of Incentive Option.

  If the employment with the Company or a Subsidiary of the holder of an Incentive Option shall be terminated by reason of such holder's disability within the meaning of Section 22(e)(3) of the Code, or retirement at or after age 65, such holder (or such holder's legal representative on such holder's behalf, if applicable) may, within six (6) months from the date of such termination, exercise such Incentive Option, but only to the extent such Incentive Option was exercisable by such holder at the date of such termination. Notwithstanding the foregoing, no

Incentive Option may be exercised subsequent to the date of its expiration.

11.  Termination of Non-Incentive Options.

  In the event that a Non-Incentive Optionholder's employment or engagement with the Company is terminated for any reason other than the death of the Optionholder, which is provided for in and shall be governed by Section 12 hereof, such Optionholder's Non-Incentive Option shall, except as provided for in Section 4(c) hereof with respect to Outside Directors, terminate, lapse and expire at such time or times as the Committee provides in such Optionholder's Non-Incentive Stock Option Agreement.

12.  Death of Holder of Options.

  If the holder of any Option shall die while in the employ of, or while performing services for, the Company or one or more of its Subsidiaries (or within six (6) months following termination of employment due to disability within the meaning of Section 22(e)(3) of the Code, or retirement at or after age 65), the Option theretofore granted to such person may be exercised, but only to the extent such Option was exercisable by such holder at the date of death (or, with respect to employees, the date of termination of employment due to disability within the meaning of
Section 22(e)(3) of the Code, or retirement at or after age 65) by the legatee or legatees of such person under such person's Last Will, or by such person's personal representative or distributees, within six (6) months from the date of death but in no event subsequent to the expiration date of the Option.

13.  Adjustments Upon Changes in Capitalization.

  If at any time after the date of grant of an Option, the Company shall by stock dividend, split-up, combination, reclassification or exchange, or through merger or consolidation or otherwise, change its shares of Common Stock into a different number or kind or class of shares or other securities or property, then the number of shares covered by such Option and the price per share thereof shall be proportionately adjusted for any such change by the Committee, whose determination thereon shall be conclusive. In the event that a fraction of a share results from the foregoing adjustment, said fraction shall be eliminated and the price per share of the remaining shares subject to the Option adjusted accordingly.

14.  Vesting of Rights Under Options.

  Nothing contained in the Plan or in any resolution adopted or to be adopted by the Committee or the shareholders of the Company shall constitute the vesting of any rights under the Option. The vesting of such rights shall take place only when a written Option Agreement, substantially in the form of the Incentive Stock Option Agreement attached hereto as Exhibit A or the Non-Incentive Stock Option Agreement attached hereto as Exhibit B, shall be duly executed and delivered by and on behalf of the Company and the person to whom the Option shall be granted.

15.  Withholding Taxes.

  Whenever under the Plan shares are to be issued in satisfaction of the exercise of Options granted thereunder, the Company shall have the right to require the recipient to remit to the Company an amount sufficient to satisfy federal, state and local withholding tax requirements prior to the delivery of any certificate or certificates for such shares.

16.  Termination and Amendment.

  The Plan, which was originally adopted by the Board of Directors on March 20, 1993, and approved by the shareholders of the Company on April 26, 1993, and amended by the Board of Directors on March 25, 1995, subject to approval by the Shareholders of the Company on June 5, 1995, shall terminate on March 19, 2003, and no Option shall be granted under the Plan after such date. The Board of Directors may at any time prior to such date terminate the Plan or make such modifications or amendments thereto as it shall deem advisable provided, however, that, without first obtaining shareholder approval:

          (i) no increase shall be made in the aggregate number of shares which may be issued under the Plan;

          (ii) no termination, modification or amendment shall materially adversely affect the rights of a holder of an Option previously granted under the Plan;

          (iii)     no modification shall be made to the
                    requirements of eligibility for participation in the Plan; and

          (iv) no material increase shall be made in the benefits accruing to participants under the Plan.

                                             Exhibit B


          THE WELLCARE MANAGEMENT GROUP, INC.
          NON-INCENTIVE STOCK OPTION AGREEMENT

TO:  JOHN E. OTT, MD

We are pleased to notify you that by the determination of the Compensation Committee (hereinafter called the "Committee") a non-incentive stock option to purchase Thirty-Five Thousand (35,000) shares of the Common Stock of The WellCare Management Group, Inc.
(hereinafter called the "Company"), at a price of $12.625 per share, has this 1st day of June 1996 been granted to you under the Company's 1993 Incentive and Non-Incentive Stock Option Plan, as amended (hereinafter called the "Plan"). This option may be exercised only upon the terms and conditions set forth below.

1.   Purpose of Option.

  The purpose of the Plan under which this non-incentive stock option has been granted is to further the growth and development of the Company and its direct and indirect subsidiaries by encouraging key employees, directors, consultants, agents, independent contractors and other persons who contribute and are expected to contribute materially to the Company's success to obtain a proprietary interest in the Company through the ownership of stock, thereby providing such persons with an added incentive to promote the best interests of the Company, and affording the Company a means of attracting to its service persons of outstanding ability.

2.   Acceptance of Option Agreement.

  Your execution of this non-incentive stock option agreement will indicate your acceptance of and your willingness to be bound by its terms; it imposes no obligation upon you to purchase any of the shares subject to the option. Your obligation to purchase shares can arise only upon your exercise of the option in the manner set forth in Section 4 hereof.

3.   When Option May Be Exercised.

  The option granted you hereunder may not be exercised for a period of six (6) months from the date of its grant by the Committee as set forth above. Thereafter, this option shall be exercisable as follows:

  (i) at the end of one year from the date of grant, up to 50% of the total shares subject to the option; and

  (ii) at the end of two years from the date of grant, up to 100% of the total shares subject to the option.

  This option shall become immediately exercisable in full upon a Change of Control of the Company (as defined below) or upon notice of termination of employment without cause pursuant to Section 4.3 of your employment agreement dated the date hereof. For purposes hereof, a "Change of Control" of the Company shall mean such time as:

     (i) Any Person or "group" (within the meaning of Section 13(d) (3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), other than the Principal Shareholders or The 1818 Fund II, L.P., is or becomes the beneficial owner, directly or indirectly, of outstanding shares of capital stock of the Company, entitling such Person or Persons to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent, of shareholders of the Company (the term "beneficial owner" shall be determined in accordance with Rule 13d-3, promulgated by the Securities Exchange Commission under the Exchange Act);

     (ii) A majority of the Board shall consist of Persons other than Continuing Directors. The term "Continuing Director" shall mean any member of the Board on the Effective Date and any other member of the Board shall be recommended or elected to succeed or become a Continuing Director by a majority of Continuing Directors who are then members of the Board.

     (iii) The shareholders of the Company shall have approved a recapitalization, reorganization, merger, consolidation or similar transaction, in each case, with respect to which all or substantially all the Persons who were the respective beneficial owners of the outstanding shares of capital stock of the Company immediately prior to such recapitalization, reorganization, merger or consolidation, beneficially own, directly or indirectly, less than 50% of the combined voting power of the then outstanding shares of capital stock of the Company resulting from such recapitalization, reorganization, merger, consolidation or similar transaction;

     (iv) The shareholders of the Company shall have approved of the sale or other disposition of all or substantially all the assets of the Company in one transaction or in a series of related transactions;

     (v) Immediately after any merger, consolidation, recapitalization or similar transaction, the Principal Shareholders (A) shall have increased the aggregate percentage of the outstanding shares of capital stock of the Company they beneficially own, directly or indirectly, by 10% of such outstanding shares of capital stock or more (or if the entity surviving such transaction is a corporation, the Principal Shareholders' ownership in the new entity shall have increased by 10% or more of their aggregate percentage of ownership of the Company immediately prior to the transaction) and (B) shall be the beneficial owners directly or indirectly, of outstanding shares of stock of the Company (or any Person surviving such transaction) entitling them collectively to exercise 50% or more of the total voting power of shares of capital stock of the Company (or the surviving Person in such transaction) and, in anticipation of, in connection with or as a result of, such transaction, the Company (or such surviving Person) shall have incurred or issued additional Indebtedness such that the total Indebtedness so incurred or issued equals at least 50% of the consideration payable in such transaction; provided, however, that any such transaction shall not be considered a Change in Control if the holders of Notes shall have participated therein on no less a pari passu basis (assuming conversion of all such holders' Notes into Conversion Shares) with the Principal Shareholders;

     (vi) The shareholders of the Company approve any transaction (or if no such approval is required, upon the occurrence of any transaction) the result of which is that the Common Stock shall no longer be required to be registered under
  Section 12 of the Exchange Act and that the holders of shares of Common Stock do not receive common stock of the Person surviving such transaction that is required to be registered under Section 12 of the Exchange Act;

     (vii) The Company ceases to be the beneficial owner, directly or indirectly, of the outstanding shares of capital stock of WellCare HMO, entitling the Company to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent of the shareholders of WellCare HMO; or

     (viii) The shareholders of WellCare HMO shall have approved of the sale or other disposition of all or substantially all the assets of WellCare HMO in one transaction or a series of transaction.

  For purposes of this Agreement (a) "Conversion Shares" shall mean the Common Stock issued or issuable upon the conversion of the Notes; (b) "Indebtedness" shall mean as to any Person (i) all obligations of such Person for borrowed money (including without limitation, reimbursement and all other obligations with respect to surety bonds, letters of credit and bankers' acceptances, whether or not matured), (ii) all obligations evidenced by notes, bonds, debentures or similar instruments, (iii) all obligations to pay the deferred purchase price of property or services, except trade accounts payable and accrued liabilities arising in the ordinary course of business, (iv) all interest rate and currency swaps and similar agreements under which payments are obligated to be made, whether periodically or upon the happening of a contingency, (v) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property),
(vi) all obligations under leases which have been or should be, in accordance with GAAP, recorded as capital leases, (vii) all indebtedness secured by any lien on any property or asset owned or held by that Person regardless of whether the indebtedness secured thereby shall have been assumed by that Person or is non-recourse to the credit of that Person, and (viii) any contingent obligation of the foregoing; (c) "Notes" shall mean the 6.0% Subordinated Convertible Notes due December 31, 2002 of the Company; (d) "Person" shall mean any individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature; and (e) "Principal Shareholders" shall mean Edward A. Ullmann and Robert W. Morey.

  This option may not be exercised for less than ten (10) shares at any one time (or the remaining shares then purchasable if less than ten) and expires at the end of five (5) years from the date of grant whether or not it has been duly exercised, unless sooner terminated as provided in Section 5.

4.   How Option May Be Exercised.

  This option is exercisable by a written notice signed by you and delivered to the Company at its executive offices signifying your election to exercise the option. The notice must state the number of shares of Common Stock as to which your option is being exercised, must contain a statement by you (in a form acceptable to the Company) that such shares are being acquired by you for investment and not with a view to their distribution or resale (unless a registration statement covering the shares purchasable has been declared effective by the Securities and Exchange Commission) and must be accompanied by cash or check to the order of the Company for the full purchase price of the shares being purchased, plus such amount, if any, as is required for withholding taxes. No share shall be issued until full payment therefor has been made.

  If notice of the exercise of this option is given by a person or persons other than you, the Company may require, as a condition to the exercise of this option, the submission to the Company of appropriate proof of the right of such person or persons to exercise this option.

  Certificates for shares of the Common Stock so purchased will be issued as soon as practicable. The Company, however, shall not be required to issue or deliver a certificate for any shares until it has complied with all requirements of the Securities Act of 1933, the Securities Exchange Act of 1934, any stock exchange on which the Company's Common Stock may then be listed and all applicable state laws in connection with the issuance or sale of such shares or the listing of such shares on said exchange. Until the issuance of the certificate for such shares, you or such other person as may be entitled to exercise this option, shall have none of the rights of a shareholder with respect to shares subject to this option.

5.   Termination of Employment.

  If your employment with the Company (or a subsidiary thereof) is terminated for any reason, this option shall immediately lapse and expire; provided, however, if such termination shall be due to your death or disability, you (or your estate, your legatee or legatees under your Last Will, or your personal representatives or distributees) shall be entitled to exercise this option within six
(6) months of the date of termination, but only to the extent exercisable at the date of termination and in no event after the expiration date of this option.

6.   Nontransferability of Option.

  This option shall not be transferable except by Last Will or the laws of descent and distribution, and may be exercised during your lifetime only by you.

7.   Adjustments upon Changes in Capitalization.

  If at any time after the date of grant of this option, the Company shall, by stock dividend, split-up, combination, reclassification or exchange, or through merger or consolidation, or otherwise, change its shares of Common Stock into a different number or kind or class of shares or other securities or property, then the number of shares covered by this option and the price of each such share shall be proportionately adjusted for any such change by the Committee whose determination shall be conclusive. Any fraction of a share resulting from any adjustment shall be eliminated and the price per share of the remaining shares subject to this option adjusted accordingly.

8.   Subject to Terms of the Plan.

  This non-incentive stock option agreement shall be subject in all respects to the terms and conditions of the Plan and in the event of any question or controversy relating to the terms of the Plan, the decision of the Committee shall be conclusive.

9.   Tax Status.

  This option does not qualify as an "incentive stock option" under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, and the income tax implications of your receipt of a non-incentive stock option and your exercise of such an option should be discussed with your tax counsel.

                         Sincerely yours,

                         THE WELLCARE MANAGEMENT GROUP, INC.
                         By:  /s/ Edward A. Ullmann
                         Name:  Edward A. Ullmann
                         Title: President

Agreed to and accepted this 8th day of July, 1996.

/s/ John E. Ott, M.D.
Signature of Optionee
                                             Exhibit B

          THE WELLCARE MANAGEMENT GROUP, INC.
          NON-INCENTIVE STOCK OPTION AGREEMENT

TO:  JOHN E. OTT, MD

We are pleased to notify you that by the determination of the Compensation Committee (hereinafter called the "Committee") a non-incentive stock option to purchase Five Thousand (5,000) shares of the Common Stock of The WellCare Management Group, Inc.
(hereinafter called the "Company"), at a price of $12.625 per share, has this 1st day of June 1996 been granted to you under the Company's 1993 Incentive and Non-Incentive Stock Option Plan, as amended (hereinafter called the "Plan"). This option may be exercised only upon the terms and conditions set forth below.

1.   Purpose of Option.

  The purpose of the Plan under which this non-incentive stock option has been granted is to further the growth and development of the Company and its direct and indirect subsidiaries by encouraging key employees, directors, consultants, agents, independent contractors and other persons who contribute and are expected to contribute materially to the Company's success to obtain a proprietary interest in the Company through the ownership of stock, thereby providing such persons with an added incentive to promote the best interests of the Company, and affording the Company a means of attracting to its service persons of outstanding ability.

2.   Acceptance of Option Agreement.

  Your execution of this non-incentive stock option agreement will indicate your acceptance of and your willingness to be bound by its terms; it imposes no obligation upon you to purchase any of the shares subject to the option. Your obligation to purchase shares can arise only upon your exercise of the option in the manner set forth in Section 4 hereof.

3.   When Option May Be Exercised.

  The option granted you hereunder may not be exercised for a period of six (6) months from the date of its grant by the Committee as set forth above. Thereafter, this option shall be exercisable as follows:

  (i) at the end of one year from the date of grant, up to 50% of the total shares subject to the option; and

  (ii) at the end of two years from the date of grant, up to 100% of the total shares subject to the option.

  This option shall become immediately exercisable in full upon a Change of Control of the Company (as defined below) or upon notice of termination of employment without cause pursuant to Section 4.3 of your employment agreement dated the date hereof. For purposes hereof, a "Change of Control" of the Company shall mean such time as:

     (i) Any Person or "group" (within the meaning of Section 13(d) (3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), other than the Principal Shareholders or The 1818 Fund II, L.P., is or becomes the beneficial owner, directly or indirectly, of outstanding shares of capital stock of the Company, entitling such Person or Persons to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent, of shareholders of the Company (the term "beneficial owner" shall be determined in accordance with Rule 13d-3, promulgated by the Securities Exchange Commission under the Exchange Act);

     (ii) A majority of the Board shall consist of Persons other than Continuing Directors. The term "Continuing Director" shall mean any member of the Board on the Effective Date and any other member of the Board shall be recommended or elected to succeed or become a Continuing Director by a majority of Continuing Directors who are then members of the Board.

     (iii) The shareholders of the Company shall have approved a recapitalization, reorganization, merger, consolidation or similar transaction, in each case, with respect to which all or substantially all the Persons who were the respective beneficial owners of the outstanding shares of capital stock of the Company immediately prior to such recapitalization, reorganization, merger or consolidation, beneficially own, directly or indirectly, less than 50% of the combined voting power of the then outstanding shares of capital stock of the Company resulting from such recapitalization, reorganization, merger, consolidation or similar transaction;

     (iv) The shareholders of the Company shall have approved of the sale or other disposition of all or substantially all the assets of the Company in one transaction or in a series of related transactions;

     (v) Immediately after any merger, consolidation, recapitalization or similar transaction, the Principal Shareholders (A) shall have increased the aggregate percentage of the outstanding shares of capital stock of the Company they beneficially own, directly or indirectly, by 10% of such outstanding shares of capital stock or more (or if the entity surviving such transaction is a corporation, the Principal Shareholders' ownership in the new entity shall have increased by 10% or more of their aggregate percentage of ownership of the Company immediately prior to the transaction) and (B) shall be the beneficial owners directly or indirectly, of outstanding shares of stock of the Company (or any Person surviving such transaction) entitling them collectively to exercise 50% or more of the total voting power of shares of capital stock of the Company (or the surviving Person in such transaction) and, in anticipation of, in connection with or as a result of, such transaction, the Company (or such surviving Person) shall have incurred or issued additional Indebtedness such that the total Indebtedness so incurred or issued equals at least 50% of the consideration payable in such transaction; provided, however, that any such transaction shall not be considered a Change in Control if the holders of Notes shall have participated therein on no less a pari passu basis (assuming conversion of all such holders' Notes into Conversion Shares) with the Principal Shareholders;

     (vi) The shareholders of the Company approve any transaction (or if no such approval is required, upon the occurrence of any transaction) the result of which is that the Common Stock shall no longer be required to be registered under
  Section 12 of the Exchange Act and that the holders of shares of Common Stock do not receive common stock of the Person surviving such transaction that is required to be registered under Section 12 of the Exchange Act;

     (vii) The Company ceases to be the beneficial owner, directly or indirectly, of the outstanding shares of capital stock of WellCare HMO, entitling the Company to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent of the shareholders of WellCare HMO; or

     (viii) The shareholders of WellCare HMO shall have approved of the sale or other disposition of all or substantially all the assets of WellCare HMO in one transaction or a series of transaction.

  For purposes of this Agreement (a) "Conversion Shares" shall mean the Common Stock issued or issuable upon the conversion of the Notes; (b) "Indebtedness" shall mean as to any Person (i) all obligations of such Person for borrowed money (including without limitation, reimbursement and all other obligations with respect to surety bonds, letters of credit and bankers' acceptances, whether or not matured), (ii) all obligations evidenced by notes, bonds, debentures or similar instruments, (iii) all obligations to pay the deferred purchase price of property or services, except trade accounts payable and accrued liabilities arising in the ordinary course of business, (iv) all interest rate and currency swaps and similar agreements under which payments are obligated to be made, whether periodically or upon the happening of a contingency, (v) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property),
(vi) all obligations under leases which have been or should be, in accordance with GAAP, recorded as capital leases, (vii) all indebtedness secured by any lien on any property or asset owned or held by that Person regardless of whether the indebtedness secured thereby shall have been assumed by that Person or is non-recourse to the credit of that Person, and (viii) any contingent obligation of the foregoing; (c) "Notes" shall mean the 6.0% Subordinated Convertible Notes due December 31, 2002 of the Company; (d) "Person" shall mean any individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature; and (e) "Principal Shareholders" shall mean Edward A. Ullmann and Robert W. Morey.

  This option may not be exercised for less than ten (10) shares at any one time (or the remaining shares then purchasable if less than ten) and expires at the end of five (5) years from the date of grant whether or not it has been duly exercised, unless sooner terminated as provided in Section 5.

4.   How Option May Be Exercised.

  This option is exercisable by a written notice signed by you and delivered to the Company at its executive offices signifying your election to exercise the option. The notice must state the number of shares of Common Stock as to which your option is being exercised, must contain a statement by you (in a form acceptable to the Company) that such shares are being acquired by you for investment and not with a view to their distribution or resale (unless a registration statement covering the shares purchasable has been declared effective by the Securities and Exchange Commission) and must be accompanied by cash or check to the order of the Company for the full purchase price of the shares being purchased, plus such amount, if any, as is required for withholding taxes. No share shall be issued until full payment therefor has been made.

  If notice of the exercise of this option is given by a person or persons other than you, the Company may require, as a condition to the exercise of this option, the submission to the Company of appropriate proof of the right of such person or persons to exercise this option.

  Certificates for shares of the Common Stock so purchased will be issued as soon as practicable. The Company, however, shall not be required to issue or deliver a certificate for any shares until it has complied with all requirements of the Securities Act of 1933, the Securities Exchange Act of 1934, any stock exchange on which the Company's Common Stock may then be listed and all applicable state laws in connection with the issuance or sale of such shares or the listing of such shares on said exchange. Until the issuance of the certificate for such shares, you or such other person as may be entitled to exercise this option, shall have none of the rights of a shareholder with respect to shares subject to this option.

5.   Termination of Employment.

  If your employment with the Company (or a subsidiary thereof) is terminated for any reason, this option shall immediately lapse and expire; provided, however, if such termination shall be due to your death or disability, you (or your estate, your legatee or legatees under your Last Will, or your personal representatives or distributees) shall be entitled to exercise this option within six
(6) months of the date of termination, but only to the extent exercisable at the date of termination and in no event after the expiration date of this option.

6.   Nontransferability of Option.

  This option shall not be transferable except by Last Will or the laws of descent and distribution, and may be exercised during your lifetime only by you.

7.   Adjustments upon Changes in Capitalization.

  If at any time after the date of grant of this option, the Company shall, by stock dividend, split-up, combination, reclassification or exchange, or through merger or consolidation, or otherwise, change its shares of Common Stock into a different number or kind or class of shares or other securities or property, then the number of shares covered by this option and the price of each such share shall be proportionately adjusted for any such change by the Committee whose determination shall be conclusive. Any fraction of a share resulting from any adjustment shall be eliminated and the price per share of the remaining shares subject to this option adjusted accordingly.

8.   Subject to Terms of the Plan.

  This non-incentive stock option agreement shall be subject in all respects to the terms and conditions of the Plan and in the event of any question or controversy relating to the terms of the Plan, the decision of the Committee shall be conclusive.

9.   Tax Status.

  This option does not qualify as an "incentive stock option" under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, and the income tax implications of your receipt of a non-incentive stock option and your exercise of such an option should be discussed with your tax counsel.

                         Sincerely yours,

                         THE WELLCARE MANAGEMENT GROUP, INC.
                         By:  /s/ Edward A. Ullmann
                         Name:  Edward A. Ullmann
                         Title: President

Agreed to and accepted this 8th day of July, 1996.

/s/ John E. Ott, M.D.
Signature of Optionee

[TYPE]         EX-11
[DESCRIPTION]  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

11             Computation of Net Income Per
               Share of Common Stock


  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
  Computation of Net Income Per Share of Common Stock
         (in thousands, except per share data)
                      (Unaudited)

                               Three Months        Six Months
                               Ended June 30,      Ended June 30,

                               1996     1995       1996    1995

(Loss) income before
 income taxes                ($4,889)  $3,598    ($4,843)  $6,437

Provision for income taxes    (1,955)   1,475     (1,937)   2,639

Net (loss) income            ($2,934)  $2,123    ($2,906)  $3,798


Weighted average number of
common and common equivalent
shares outstanding             6,298    6,243      6,294    6,239


Net (loss) income per share   ($0.47)   $0.34   ($0.46)     $0.61

[TYPE]        EX-27
[DESCRIPTION] FINANCIAL DATA SCHEDULE

27       Financial Data Schedule

[ARTICLE]
[LEGEND]
This schedule contains summary financial information extracted from the Consolidated Balance Sheet of The WellCare Management
Group, Inc. and Subsidiaries as of June 30, 1996 and the related
Statement of Operations for the six month period ending June 30,
1996, and is qualified in it's entirety by reference to such financial statements.
[CIK]                    -0-      If this is a co-registered
                                  FDS, the co-registrant'ts CIK
[NAME]                   -0-      Is this is a co-registrants, the co-
                                  registrant's name
[MULTIPLIER]            1,000     Identifies units of data.  Applies to
                                  all monetray values except per share
                                  data.  Default is 1.
[CURRENCY]            US Dollars  Identifies currency of financial data.
                                  Default is US Dollars.
[PERIOD-TYPE]           6 mos     Reporting period type (e.g.
                                  3- MOS, 6-MOS, YEAR)
[FISCAL-YEAR-END]     DEC-31-1996 Dec-31-1996    Registrant's
                                  fiscal year end (e.g. DEC 31-1995)
[PERIOD-START]        JAN-01-1996 Start of reporting period (e.g. JAN-01-1995)
[PERIOD-END]          JUN-30-1996 End of reporting period (e.g. DEC-31-1995)
<EXCHANGE RATE>           -0-     Identifies multiplier of
                                  currency for financial data
                                  that yields US Dollars.  Default is 1.
[CASH]                   6,692    Cash and cash items.
[SECURITIES]             3,751    Marketable securities.
[RECEIVABLES]           13,189    Notes and accounts receivable - trade.
[ALLOWANCES]             1,950    Allowances for doubtful accounts.
[INVENTORY]              -0-      Inventory.
[CURRENT-ASSETS]        42,689    Total current assets.
[PP&E]                  16,986    Property, plant and equipment.
[DEPRECIATION]           4,425    Accumulated depreciation.
[TOTAL-ASSETS]          80,241    Total assets.
<CURRENT-LIABILILITIES> 24,433    Total current liabilities.
[BONDS]                 30,665    Bonds, Mortgages and similar debt.
[PREFERRED-MANDATORY]    -0-      Preferred stock - mandatory redemption.
[PREFERRED]              -0-      Preferred stock - no mandatory redemption.
[COMMON]                    63    Common stock.

[OTHER-SE]              29,082    Other shareholders' equity.
<TOTAL-LIABILITY-AND-
  EQUITY>               80,241    Total liabilities and stockholders' equity.
[SALES]                 79,763    Net sales of tangible products.
[TOTAL-REVENUES]        82,760    Total revenues.
[CGS]                   -0-       Cost of tangible goods sold.
[TOTAL-COSTS]           68,393    Total costs and expenses applicable to sales
                                  and revenues.
[OTHER-EXPENSES]        19,210    Other costs and expenses.
[LOSS-PROVISION]           784    Provision for doubtful accounts and notes.
[INTEREST-EXPENSE]       1,109    Interest and amortization of debt discount.
[INCOME-PRETAX]         (4,843)   Income before taxes and other items.
[INCOME-TAX]            (1,937)   Income tax expense.
[INCOME-CONTINUING]     (2,906)   Income/loss continuing operations.
[DISCONTINUED]           -0-      Discontinued operations.
[EXTRAORDINARY]          -0-      Extraordinary items.
[CHANGES]                -0-      Cumulative effect - changes
                                  in accounting principles.
[NET-INCOME]            (2,906)   Net income or loss.
[EPS-PRIMARY]             (.46)   Earnings per share - primary.
[EPS-DILUTED]             (.46)   Earnings per share - fully diluted.