Form 10-Q/A
period 1996-06-30
WELLCARE MANAGEMENT GROUP INC
filed 1996-10-07
CIK 900630

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q/A

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

                        Page 1 of 4 Pages
                     Exhibit Index on Page 3

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


Date:     October 7, 1996

                        INDEX TO EXHIBITS

All exhibits listed below are filed with this Quarterly Report on Form 10-Q/A:

Exhibit Number                               Page Number


27                  Financial Data Schedule            4