Form 10-Q
period 1996-09-30
WELLCARE MANAGEMENT GROUP INC
filed 1996-11-14
CIK 900630

           SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

                       FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

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

                          YES X         NO

The number of Registrant's shares outstanding on November 1, 1996 was 4,940,350 shares of Common Stock, $.01 par value, and 1,371,892 shares of Class A Common Stock, $.01 par value.

                   Page 1 of 94 Pages
                Exhibit Index on Page 28

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   INDEX TO FORM 10-Q

                                                      Page

Part I - Consolidated Financial Information

Item 1    Financial Statements

          Consolidated Balance Sheets at
          September 30, 1996 and December 31, 1995      3

          Consolidated Statements of Operations
          for the Three Months and Nine Months Ended
          September 30, 1996 and 1995                   5

          Consolidated Statements of Cash Flows
          for the Nine Months Ended
          September 30, 1996 and 1995                   6

          Consolidated Statement of Shareholders'
          Equity for the Nine Months Ended
          September 30, 1996                            8

          Notes to Consolidated Financial Statements   10

Item 2    Management's Discussion and Analysis
          of Financial Condition and
          Results of Operations                        18

Part II - Other Information

Item 1    Legal Proceedings                            23

Item 2    Changes in Securities                        24

Item 3    Defaults Upon Senior Securities              24

Item 4    Submission of Matters to a
          Vote of Security Holders                     24

Item 5    Other Information                            25

Item 6    Exhibits and Reports on Form 8-K             25

Signatures                                             27

Index to Exhibits                                      28

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets
           (in thousands, except share data)

                                  September 30,   December 31,
                                    1996             1995
                                  (Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents          $10,054        $ 5,456
Short-term investments -
 available for sale                  1,122          1,261
Accounts receivable (net
 of allowance for doubtful
 accounts of $1,628 in 1996
 and $1,166 in 1995)                 9,319         13,941
Due from affiliates                      0             50
Advances to participating providers  2,271          3,078
Other receivables (net of allowance
 for doubtful accounts of $4,408 in
 1996 and $744 in 1995)              5,328          4,645
Prepaid expenses and other
 current assets (net of allowance
 for doubtful accounts of $1,711 in
 1996 and $534 in 1995)             13,016          5,109
  TOTAL CURRENT ASSETS              41,110         33,540

PROPERTY AND EQUIPMENT (net
 of accumulated depreciation
 and amortization of $4,785 in
 1996 and $3,711 in 1995)           12,549         12,993

OTHER ASSETS:
Restricted cash                      8,241          8,241
Notes receivable (net of allowance
 for doubtful accounts of $3,634 in
 1996 and $4,596 in 1995)            1,159          1,389
Preoperational costs (net of
 accumulated amortization of
 $1,016 in 1996 and $349 in 1995)    2,894          3,232
Other non-current assets (net
 of allowance for doubtful
 accounts of $458 in 1996 and
 $348 in 1995 and accumulated
 amortization of $509 in 1996
 and $301 in 1995)                   4,063          3,817
Due from affiliates                      0            173
Goodwill (net of accumulated
 amortization of $1,545 in 1996
 and $1,066 in 1995)                 8,185          8,626
  TOTAL                            $78,201        $72,011

                                 September 30,    December 31,
                                    1996             1995
                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS'
 EQUITY
CURRENT LIABILITIES:
Notes payable                      $ 3,100              -
Current portion of long-term debt      798          1,547
Medical costs payable               16,642         14,030
Accounts payable                       981            702
Accrued expenses                     2,715          1,453
Other current liabilities              238             15
Unearned income                      4,536          3,060
  TOTAL CURRENT LIABILITIES         29,010         20,807

LONG-TERM LIABILITIES:
Long-term debt                      26,638         19,209
Other liabilities                       32            191
  TOTAL LIABILITIES                 55,680         40,207

COMMITMENTS AND CONTINGENCIES            -              -

SHAREHOLDERS' EQUITY:
Class A Common Stock ($.01 par value;
 1,540,769 and 1,599,109 shares authorized
 1,425,779 and 1,484,119 shares issued
 and outstanding at September 30, 1996 and
 December 31, 1995, respectively)       14             15
Common Stock ($.01 par value;
 20,000,000 shares authorized,
 4,886,463 and 4,807,725 shares
 issued at September 30, 1996 and
 December 31, 1995, respectively)       49             48
Additional paid-in capital          26,624         26,371
(Accumulated deficit) Retained
  earnings                          (8,294)         1,233
Statutory reserve                    4,360          4,360
                                    22,753         32,027
Unrealized gain (loss) on
 short-term investments                 (9)             5

Less:
Notes receivable from shareholders      16             17
Treasury stock (at cost; 14,066 and
14,266 shares of Common Stock at
September 30, 1996 and December 31, 1995,
respectively)                          207            211
  TOTAL SHAREHOLDERS' EQUITY        22,521         31,804
  TOTAL                            $78,201        $72,011

See accompanying notes to consolidated financial statements.

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
         Consolidated Statements of Operations
        (in thousands, except per share amounts)
                      (Unaudited)

                              Three Months      Nine Months
                                 Ended             Ended
                              September 30,     September 30,
                              1996    1995       1996    1995
                                   (Restated)         (Restated)

REVENUE:
Premiums earned               $39,062   $36,497   $118,825   $105,415
Administrative fee income         163       936      1,526      1,701
Income from affiliates             66        60        196        176
Interest and investment
 income                           307       297      1,021        713
Other income                      (11)    2,322        779      3,884
  TOTAL REVENUE                39,587    40,112    122,347    111,889

EXPENSES:
Medical expenses (include
 approximately $2,912 and
 $6,604 for the three months
 and nine months ended
 September 30, 1996,
 respectively, for the
 assumption of certain medical
 expenses previously assumed
 by the Alliances, as instructed
 by the New York State Insurance
 Department - Note 3)         35,422    29,086    103,815      82,156
General and administrative
 expenses                     13,764     5,936     30,043      16,414
Depreciation and
 amortization expense            808       561      2,428       1,528
Interest expense                  527       433      1,636      1,027
Expenses paid to affiliates       101       122        304        312
Other expenses - net                0        38        (1)         79
  TOTAL EXPENSES               50,622    36,176    138,225    101,516

(LOSS) INCOME BEFORE
 INCOME TAXES                 (11,035)    3,936    (15,878)    10,373
(BENEFIT) PROVISION FOR
 INCOME TAXES                  (4,414)    1,603     (6,351)     4,242
NET (LOSS) INCOME             ($6,621)   $2,333    ($9,527)    $6,131

NET (LOSS) INCOME PER SHARE    ($1.05)    $0.37     ($1.51)     $0.98

Weighted average shares of
 common and common stock
 equivalents outstanding        6,298     6,249      6,295      6,242

See accompanying notes to consolidated financial statements.

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows
                     (in thousands)
                      (Unaudited)
                                   Nine Months Ended
                                      September 30,
                                   1996        1995
                                             (Restated)

CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net (loss) income                       ($9,527)       $6,131
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization             2,428         1,528
(Increase) decrease in deferred taxes    (6,351)          482
Loss on sale of assets and others             -            61
Changes in assets and liabilities -
 net of effects of acquisition:
Decrease (increase) in accounts
 receivable - net                         4,732        (3,852)
Increase (decrease) in medical
 costs payable                            2,612        (1,538)
Decrease (increase) in due to/from
 affiliates - net                           223           (13)
Increase in other receivables - net        (198)       (4,914)
Increase (decrease) in accounts
 payable, accrued expenses and
 other current liabilities                1,786          (659)
Increase in prepaid expenses and other   (1,712)         (181)
Increase in unearned income                1,474          739
Decrease (increase) in advances to
 participating providers                     807         (377)
(Increase) decrease in other
 non-current assets - excluding
 preoperational costs and accounts
 and other receivables                     (702)            5
Other - net                                (367)         (124)
  NET CASH USED IN OPERATING ACTIVITIES  (4,795)       (2,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                      (454)       (1,387)
Decrease (increase) in notes receivable     188        (4,395)
Sale of investments                       6,639         8,448
Purchase of investments                  (6,500)       (2,953)
Increase in preoperational costs           (329)       (1,476)
Payments to acquire MCA, net of
 cash acquired                                -          (215)
Other investing activities                  (13)           99
  NET CASH USED IN INVESTING ACTIVITIES    (469)       (1,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and
 treasury stock - net                         5             -
Proceeds from exercise of stock options     252           322
Proceeds from notes payable and
 long-term debt                          21,239        10,349

                                   Nine Months Ended
                                      September 30,
                                   1996        1995
                                             (Restated)

Repayment of notes payable and
 long-term debt                        (11,634)       (4,116)
Other financing activities                   -            16
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES                  9,862         6,571

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        4,598         1,980

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                     5,456         2,293

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                         $10,054        $4,273

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
Income taxes paid                       $1,792        $  977
Interest paid                            1,272         3,684


See accompanying notes to consolidated financial statements.

       THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
          Consolidated Statement of Shareholders' Equity
           For the Nine Months Ended September 30, 1996
                          (in thousands)
                           (Unaudited)

                                             Retained
               Class A           Additional  Earnings
               Common    Common    Paid-in  (Accumulated  Statutory
               Stock     Stock     Capital   Deficit)     Reserve
[S]            [C]        [C]      [C]       [C]          [C]
BALANCE,
DEC 31, 1995   $15        $48      $26,371   $ 1,233      $ 4,360
Issuance of
 treasury stock                                    1
Exercise of
 stock options                         252
Net change of
 valuation allowance
 on short-term
 investments
Net income                                        28

BALANCE,
MAR 31, 1996    15         48       26,624     1,261        4,360
Conversion of
 Class A Common
 shares to
 Common Shares  (1)         1
Net change of
 valuation allowance
 on short-term
 investments
Net loss                                      (2,934)

BALANCE,
JUN 30, 1996    14         49       26,624    (1,673)       4,360
Net change of
 valuation allowance
 on short-term
 investments
Repayment on
 shareholders' notes
Net loss                                      (6,621)

BALANCE,
SEP 30, 1996   $14        $49      $26,624   ($8,294)     $ 4,360

               Unrealized
               Gain (Loss)
                  On       Notes                      Total
               Short-term  Receivable   Treasury  Shareholders'
               Investments Shareholders'  Stock       Equity

BALANCE,
DEC 31, 1995   $ 5           ($17)       ($211)       $31,804
Issuance of
 treasury stock                              4              5
Exercise of
 stock opti                                               252
Net change of
 valuation allowance
 on short-term
 investments    (7)                                        (7)
Net income                                                 28

BALANCE,
MAR 31, 1996    (2)      ( 17)           ( 207)         32,082
Conversion of
 Class A Common
 shares to Common
 shares                                                      0
Net change of
 valuation allowance
 on short-term
 investments    (3)                                         (3)
Net loss                                                (2,934)

BALANCE,
JUN 30, 1996    (5)      ( 17)            ( 207)        29,145
Net change of
 valuation allowance
 on short-term
 investments    (4)                                         (4)
Repayments on
 shareholders' notes        1                                1
Net loss                                                (6,621)

BALANCE,
SEP 30, 1996   ($9)      ($16)           ($207)        $22,521

  The WellCare Management Group, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements
                      (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in The WellCare Management Group, Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at September 30, 1996, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1996. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

2.   Prior Period Restatement

In the second quarter of 1994, two entities which were predecessors to the regional health care delivery networks with which WellCare of New York, Inc. ("WCNY") contracted to provide health care services to WCNY's members (the "Alliances"), made payments of approximately $2,879,000 to providers in connection with the close out of the 1993 group risk accounts and to resolve certain disputed amounts between the Company and certain providers, which payments might otherwise have been made by the Company. Additionally, these entities paid approximately $1,833,000 directly to the Company in payment of 1993 provider deficits which would otherwise have been due to the Company directly from the providers. As originally reported in its 1994 financial statements, the Company recorded the $1,833,000 received as a reduction of medical expense, and the Company did not record as medical expense, the $2,879,000 paid directly to the providers by these entities.

In March 1996, accounting personnel of the Company were informed that Mr. Edward A. Ullmann, then Chairman of the Board, Chief Executive Officer and President of the Company, (Mr. Ullmann resigned as Chairman and Chief Executive Officer on April 30, 1996, and as President on September 6, 1996), personally had guaranteed, in his individual capacity, two loans each in the amount of $2,700,000, made by banks to these two entities, the proceeds of which were used to fund the aggregate payments of approximately $4,712,000 referred to above. After a review of the relevant circumstances, the Company elected to restate its 1994 financial statements by recording an additional $4,712,000 in medical expense and establishing an additional medical expense accrual. Since there are no specific amounts payable by the Company as a result of these transactions, the additional medical expense accrual is being accounted for as an offset to medical expense in future periods as these bank loans are paid down. A reduction of medical expense of approximately $1,780,000 and $1,180,000 was recorded in the first nine months of 1996 and 1995, respectively, as a result of the reductions in the amounts of these bank loans.

  The WellCare Management Group, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements
                      (Unaudited)

3.   Medical Expenses

In letters dated August 12, 1996 and September 25, 1996, the New York State Insurance Department ("NYSID") instructed the Company to assume certain medical expenses of prior periods. In the August 12, 1996 letter, NYSID instructed the Company to assume responsibility for unpaid inpatient hospital claims at June 30, 1996 which had been contractually assumed by the Alliances. This resulted in additional medical expense of approximately $3.7 million which was recorded in the three months ended June 30, 1996. In the September 25, 1996 letter, NYSID instructed the Company to record additional medical expense for medical claims for the period prior to October 1, 1994, which had been contractually assumed by the Alliances. This resulted in additional medical expense of $2.9 million, which was recorded in the three months ended September 30, 1996. Both of these changes represent obligations which had previously been assumed by the Alliances.

4.   Short-Term Investments

The Company has determined that its short-term investments, consisting primarily of state and municipal obligations might be sold prior to maturity to support the Company's investment strategies. Such investments have, therefore, been classified as available for sale. Available for sale securities are valued at market. The separate component of shareholders' equity representing unrealized gains or losses on investments available for sale was approximately a $9,000 loss at September 30, 1996 and a $5,000 gain at December 31, 1995.

5.   Acquisition of Managed Care Administrators, Inc.

On March 31, 1995, pursuant to an option for which it had paid $200,000 in November 1994, the Company acquired the assets and assumed certain liabilities of Managed Care Administrators, Inc. ("MCA"), a company engaged in managing a network of primary care physicians who provide health care services to Medicaid recipients in New York City. The purchase price consisted of $500,000 in cash, the assumption of certain liabilities and WellCare's agreement to pay an earn-out not to exceed $1,500,000, whereby MCA is to be paid each calendar year an amount equal to twenty percent (20%) of the pre-interest, pre-tax net income generated by the assets and liabilities thereby acquired. The excess of $668,750, representing the sum of the $500,000 cash portion of the purchase price and the unamortized portion of the option at March 31, 1995, over the $1,055,100 fair value of the net liabilities assumed was approximately $1,724,000 at December 31, 1995. In the first quarter of 1996, additional goodwill in the amount of approximately $38,000 was recognized as a result of obtaining necessary additional information which allowed the Company to more accurately quantify the net realizable value of certain assets purchased from MCA.

  The WellCare Management Group, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements
                      (Unaudited)

6.   Sale of WellCare Medical Management, Inc.

In June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WellCare Medical Management, Inc. ("WCMM") which was engaged in managing physician practices, and then sold WCMM for cash of $.6 million and a note receivable of $5.1 million. A gain of approximately $144,000 was deferred pending the repayment of the note. The Company has a five-year option to acquire the buyer ( the "Buyer") at any time at a formula price based on the Buyer's results of operations.

The note receivable bears interest at a rate equal to prime plus 2% (10.25% at September 30, 1996) with interest payable monthly through July 31, 1996 and, thereafter, principal and interest monthly through July 31, 2000. The Buyer is in default on the note and has not paid accrued interest of $4 million.

During 1996, The Company advanced $3.5 million to the Buyer for operating expenses, which obligation is documented by a note of $215,000, and receivables of $3.3 million. The note receivable bears interest at a rate equal to prime plus 2% (10.25% at September 30, 1996) and matures December 31, 1996.

The Buyer is seeking additional financing, and is contractually obligated to pay the original note receivable from such proceeds. Through November 14, 1996 such financing has not taken place. In view of the Buyer's operating losses and advances to the Alliances, the Company has obtained from certain of the Buyer's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. Nevertheless, in view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, the Company had elected to fully reserve the original note receivable in 1995.

At September 30, 1996, the Company established a reserve of $3.9 million against the additional note, accounts receivables, and interest accrued on the notes. The note receivable for $5.1 million had been fully reserved in 1995.

7.   Income Taxes

The (benefit)/provision for Federal and State income taxes is at an effective rate of 40.0% for the nine months ended September 30, 1996 and 40.9% for the nine months ended September 30, 1995.

8.   Stock Options

The Company's stock option plan (the "Plan"), as amended, has 820,904 shares reserved for issuance, as of September 30, 1996, upon exercise of options granted or to be granted. Incentive stock options, as defined in Section 422 of the Internal Revenue Code, may be granted to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Compensation Committee appointed by the Board of Directors (the "Committee") determines will contribute to the Company's success, at exercise prices equal to (i) in the case of incentive

  The WellCare Management Group, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements
                      (Unaudited)

options, not less than 100% of the fair market value of the Common Stock on the date of grant, and (ii) in the case of non-incentive options, not less than 75% of such fair market value. In addition to selecting the optionee, the Committee determines the number of shares of Common Stock subject to each option, the term thereof, which may not exceed ten (10) years, the time or times when the non-incentive option becomes exercisable and otherwise administers the Plan. Incentive options expire one (1) year after the date of termination of a holder's employment by reason of death or disability (or such earlier date as the option by its terms would have expired) and three months following the date of termination of the holder's employment for any other reason.

Options to purchase 642,505 shares of Common Stock at exercise prices ranging from $10.13 to $24.50 per share were outstanding under the Plan on September 30, 1996, of which options to purchase 200,000 shares at an exercise price of $10.13 per share had been granted in the third quarter of 1996. Of the total options outstanding at September 30, 1996, options to purchase 215,433 shares were exercisable.

In connection with his employment contract, in September 1996, the Company's President and Chief Operating Officer was granted options to purchase 200,000 shares at an exercise price of $10.13 per share.

In connection with her employment contract, the Company's Chief Financial Officer was granted 5,000 phantom shares, payable in cash only. These phantom shares vest, subject to the executive's continued employment with the Company, 25% per year on December 31st of each year, commencing December 31, 1994, and are payable in January 1998 in an amount equal to the product of the number of phantom shares vested in the Chief Financial Officer, and the difference between the closing sales prices of the Company's Common Stock as reported by the Nasdaq Stock Market (National Market) at various points in time, as specified in her employment contract. Through September 30, 1996, no expense has been accrued.

All phantom shares granted to the former President lapsed upon his termination of employment.

9.   Notes Payable and Long-Term Debt

On January 19, 1996, the Company announced the completion of a private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002 with The 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co. The Note accrues interest at the rate of 6% per annum, payable quarterly by the Company. The principal amount of the Note is payable in one amount on December 31, 2002. The Note is subject to certain mandatory redemption at the option of the holder of the Note upon certain changes in control of the Company. In addition, the Note is subject to certain optional redemptions at the option of the Company after the fourth anniversary of the date of the Note. By its terms, the
Note is subordinated to all senior indebtedness of the Company.
As of September 30, 1996, the Company is in default of certain provisions of its loan agreement, including the requirement to

  The WellCare Management Group, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements
                      (Unaudited)

maintain a minimum tangible net worth as defined in the loan agreement. As of November 14, 1996, the Company is renegotiating amendments of certain terms which it believes will cure any default provisions, as well as changing the conversion price. In anticipation of successful renegotiation, the Company continues to classify this obligation as long term.

During April 1996, in response to the Company's late filing of its Annual Report on Form 10-K with the Securities and Exchange
Commission Key Bank froze all borrowings under the Company's
$15,000,000 revolving line-of-credit pending submission of the Company's audited financial statements. Subsequently, Key Bank granted the Company a waiver of any and all financial covenants for the periods ending December 31, 1995 and March 31, 1996. The
Company anticipates executing a new unsecured revolving line-of-credit with Key Bank for $8.0 million prior to November 30, 1996.

In February 1996, the Company's wholly-owned subsidiary, WellCare Development, Inc. ("WCD") incurred additional mortgage indebtedness on a building to be used primarily for office space for the Company. The additional indebtedness of approximately $300,000 is due on March 1, 2001, with a fixed interest rate of 8.25%.

10.  Commitments and Contingencies

a. Alliances - The Alliances commenced operations in the fourth quarter of 1994. Based on information furnished to the Company by the Alliances, the Alliances have operated at a deficit since inception. This deficit resulted from medical expense obligations assumed from WellCare by the Alliances upon their formation, medical expenses for incurred but not reported losses which were in excess of amounts estimated at the time of their formation, and operating losses since their formation. The deficit was approximately $16,000,000 at December 31, 1995, based on unaudited financial results of the Alliances. The Alliances have financed these deficits through a combination of the lags inherent in the receipt, adjudication and payment of claims, as well as further deferral of claim payments and borrowings from the Buyer referred to in Note 6. In addition, a $3,000,000 bank line-of-credit was entered into by the Buyer on December 28, 1995, which was guaranteed by Mr. Ullmann in his personal capacity. The Alliances committed to the institution of a fee withhold program, effective July 1, 1996, as permitted under its contracts with physicians, to withhold payments otherwise payable to referral physicians by approximately 15% to 22% depending on the geographic location of
the physician.   Even though the implementation of this program
was deferred to August 1, 1996, management of the Alliances and WellCare believe that this withhold program, together with general changes in the management of the Alliances, and the introduction of new provider reimbursement schedules should enable the Alliances to maintain their operations and reduce their accumulated deficits in 1996 and substantially eliminate them in 1997.

The Company has been advised by counsel that it would have no financial liability to providers with whom the Alliances had contracted for services rendered in the event the Alliances were unable to maintain their operations.

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

Management of the Company does not believe that such additional financial or increased contractual capitation rates should be required by the Alliances and has no intention to agree to such terms if requested by the Alliances. However, as outlined in Note 10c below, the Company agreed to record charges to medical expense based on the instructions of NYSID. Effective September 1, 1996, the Company entered into a letter of understanding with the Alliances to restructure its capitation arrangement. Under this understanding, the Company reassumed risk for certain previously capitated services, as well as reducing the rate paid for the services which continue to be provided by the Alliances.

b. Class Action Litigation - Between April 1, 1996 and June 6, 1996, the Company, its Vice President of Finance and Chief Financial Officer and the Company's former President and Chief Executive Officer, were named as defendants in twelve separate actions filed in Federal Court (the "Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendants' violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

On July 3, 1996, by Order of Magistrate Judge David R. Homer, the Securities Litigations were consolidated and an amended consolidated complaint was served on August 21, 1996, which complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. On October 23, 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants, Corsones and Ullmann. The Company's auditor has likewise filed its own motion to dismiss. Prior to the filing of the motion, discovery had not yet begun and pursuant to the Private Securities Litigation Reform Act, all discovery is necessarily stayed pending the disposition of the motion.
Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations. A decision on the motion to dismiss is expected sometime during the first quarter of 1997.

c. Regulatory Matters - In connection with a comprehensive review of its arrangements with the Alliances and the financing of the Alliances as discussed further in Notes 2 and 10a, the Company delayed filing its Annual Report on Form 10-K with the Securities

  The WellCare Management Group, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements
                      (Unaudited)

and Exchange Commission. Also, NYSID accelerated its normal statutory audit of the Company and is expected to consider the same issues which were reviewed by the Company, as well as other matters. It is not possible to predict the actions, if any, which may be taken by this or other regulatory bodies or the effects of those actions, if any, on the business operations or financial statements of the Company. Nonetheless, in letters dated August 12, 1996 and September 25, 1996, NYSID instructed the Company to assume certain medical expenses of prior periods (see Note 3 of "Notes to Consolidated Financial Statements").

d. Other - The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of the management, the amount of loss that might be sustained, if any, would not have a material effect on the Company's consolidated financial statements.

11.   Separation Agreements

During the three months ended September 30, 1996, the Company established a reserve of $.5 million for termination expenses related to the departure of three of its executives, including its former President.

12.  Related Party Transactions

On December 4, 1995, the Company entered into a Note Agreement with Cost Management Technologies, Inc. ("CMT"), whereby the Company agreed to loan CMT $320,000, at a fixed interest rate of six percent (6%) per annum. The loan was originally due on March 2, 1996, and was ultimately extended to October 30, 1996. On October 10, 1996, CMT informed the Company that CMT would default on the payment of the loan. The Company is currently assessing its legal recourse, and has meanwhile fully reserved this amount in the third quarter of 1996. The Company's CEO and Chairman of the Board owns 60.9% of the equity of CMT. As of September 30, 1996, the Company fully reserved $.3 million of receivables from an affiliated company owned by the former President.

13.  Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, due from affiliates - net, advances to participating providers, other receivables - net, restricted cash, other non-current assets, accounts payable and accrued expenses approximate their fair value.

The fair value of notes receivable, consisting primarily of advances to medical practices, is not materially different from the carrying value for financial statement purposes. In making this determination, the Company used interest rates based on an estimate of the credit worthiness of the medical practice.

  The WellCare Management Group, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements
                      (Unaudited)

The carrying amount of long-term debt, the majority of which bears interest at floating rates, are also assumed to approximate their fair value.

14.  Earnings Per Share

Earnings per share calculations are based on a weighted average number of shares outstanding for the applicable period and give effect to all outstanding stock options. No material dilutive securities existed at September 30, 1996 or 1995.

[Remainder of page intentionally left blank]

Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included in the quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. As a result of the restatement of prior period operating results, the medical expense for the three and nine months period ended September 30, 1995 has been reduced from the previously reported amounts (See Note 2 of "Notes to Consolidated Financial Statements").

Effective October 1, 1994, WCNY changed its capitation arrangements from capitating primary care physicians with attendant risk-sharing to capitating the Alliances comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at a deficit since inception and have recently instituted measures designed to reduce these deficits and achieve profitability. The Alliances could request additional funding from the Company, which management does not believe should be required and, if requested, does not intend to provide. In an effort to improve profitability of the Company and the Alliances, effective September 1, 1996, the Company entered into a letter of understanding with the Alliances to restructure its capitation arrangement. Under this understanding, the Company reassumed risk for certain previously capitated services, as well as reducing the rate paid for the services which continue to be provided by the Alliances. This restructuring had a minimal impact on medical expenses in the third quarter of 1996, but is expected to result in savings for the Company in future periods. (See Note 10a of "Notes to Consolidated Financial Statements").

Certain statements in this Form 10-Q are forward-looking statements and are note based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors. The Company's results of operations depend in large part on accurately predicting and effectively managing medical costs and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors (including Medicare, whereby such reductions may cause providers to seek high payments from private payor), major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, may in the future affect the Company's ability to control its medical costs and other operating expenses.

The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the periods indicated.

                         Three Months   Nine Months
                            Ended          Ended
                         September 30,  September 30,
                                1996     1995      1996     1995
                                     (Restated)          (Restated)
Revenue:
Premium earned                  98.7%    91.0%     97.1%    94.2%
Interest and
   other income                  1.3      9.0       2.9      5.8
     TOTAL REVENUE             100.0    100.0     100.0    100.0

Expenses:
Hospital services               20.1     21.7      23.2     20.3
Physician services              66.9     47.0      59.9     49.7
Other medical services           2.5      3.8       1.7      3.4
  TOTAL MEDICAL SERVICES        89.5     72.5      84.8     73.4
General and administrative      34.8     14.8      24.6     14.7
Depreciation and amortization    2.0      1.4       2.0      1.3
Interest and other expenses      1.6      1.5       1.6      1.3
     TOTAL EXPENSES            127.9     90.2     113.0     90.7

(Loss) income before
 income taxes                  (27.9)     9.8     (13.0)     9.3
(Benefit) provision for
 income taxes                  (11.2)     4.0      (5.2)     3.8
Net (loss) income              (16.7)%    5.8%     (7.8)%    5.5%

Statistical Data:
HMO member months enrollment 268,062 264,043  817,407   765,663
Medical loss ratio (1)          90.7%    79.7% 87.4%    77.9%
General and administrative
 ratio (2)                      34.8%    14.8% 24.6%    14.7%

(1)  Medical expenses as a percentage of premiums earned;
reflects the combined rates for commercial, Medicaid, full-risk
Medicare and Medicare supplemental members.

(2) General and administrative ratio as percentage of total revenue.

Three Months Ended September 30, 1996 Compared to Three Months
Ended September 30, 1995 (Restated)

Premiums earned in the third quarter of 1996 increased by 7.0%, or $2.6 million, to $39.1 million from $36.5 million in the third quarter of 1995. This increase is attributable to premiums generated from full-risk Medicare, a new product line started October 1, 1995, of $3.8 million; a net increase in Medicaid premiums of $1.5 million (principally due to an increase in membership); offset by a $2.7 million reduction in commercial premiums reflecting reduced membership.

Interest and other income decreased by 85.5%, or $3.1 million, to $.5 million in the third quarter of 1996. This decrease is primarily due to reductions in WellCare University revenues and management fees.

Medical expenses increased 21.8%, or $6.3 million, to $35.4 million in the third quarter of 1996, representing a 20.0% increase on a per member per month basis and increased as a percentage of premiums earned (the "medical loss ratio") from 79.7% in the third quarter of 1995 to 90.7% in the third quarter of 1996. The increase in medical expenses was due to an increase in the contractual capitation rate paid to the Alliances, and to the recording of medical expense of approximately $2.9 million as instructed by the NYSID, relating to unpaid claims for the period prior to October 1, 1994, which had been assumed by the Alliances. In the absence of such charges, medical expenses would have been $32.5 million, the medical loss ratio would have been 83.2%.

As a result of the restatement of prior period operating results, the medical expenses for the three months ended September 30, 1995 has been reduced by approximately $.5 million from the previously reported amounts (See Note 2 of "Notes to Consolidated Financial Statements").

General and administrative ("G&A") expenses increased 131.9%, or $7.8 million, from $5.9 million in the third quarter of 1995 to $13.7 million in the third quarter of 1996. The increase resulted primarily from an increase of approximately $6.0 million in reserves for trade accounts receivables and notes and other receivables (including valuation reserves of approximately $3.9 million relating to obligation of the Buyer of the assets of WCMM
- see Note 6 of "Notes to Consolidated Financial Statements"); increased salaries and benefits of approximately $.9 million for severance payments and service area and product line expansion; and approximately $.5 million in extraordinary legal costs specifically related to the class action litigation; and $.5 million of other professional and outside services.

Depreciation and amortization increased by 44.0%, or $.2 million, in the third quarter of 1996 due primarily to amortization of preoperational costs associated with service area and product line expansion.

Nine Months Ended September 30, 1996 Compared to Nine Months
Ended September 30, 1995 (Restated)

Premiums earned in the first nine months of 1996 increased by 12.7%, or $13.4 million, to $118.8 million from $105.4 million in the first nine months of 1995. This increase is attributable to premiums generated from full-risk Medicare, a new product line started October 1, 1995, of $6.6 million; a net increase in Medicaid premiums of $7.3 million (principally due to an increase in membership); offset by a $.9 million reduction in commercial premiums reflecting reduced membership.

Interest and other income decreased by 45.6%, or $3.0 million, to $3.5 million in the first nine months of 1996, primarily due to decreases in WellCare University revenue, insurance reimbursements and consulting revenue.

Medical expenses increased 26.4%, or $21.7 million, to $103.8 million in the first nine months of 1996, representing an 18.4% increase on a per member per month basis and increased as a percentage of premiums earned (the "medical loss ratio") from 77.9% in the first nine months of 1995 to 87.4% in the first nine months of 1996. This increase in medical expenses was due to an increase in the contractual capitation rate paid to the Alliances and to the recording as instructed by the NYSID of medical expense of (i) approximately $3.7 million in the three months ended June 30, 1996 and (ii) approximately $2.9 million in the three months ended September 30, 1996 relating to unpaid inpatient hospital claims at June 30, 1996 relating to unpaid claims for the period prior to October 1, 1994, and which had been assumed by the Alliances. In the absence of such additional medical expense, medical expenses would have been $97.2 million, the medical loss ratio would have been 81.8%.

As a result of the restatement of prior period operating results, the medical expenses for the nine months ended September 30, 1995 has been reduced by approximately $1.2 million from the previously reported amounts (See Note 2 of "Notes to Consolidated Financial Statements").

General and administrative ("G&A") expenses increased 83.0%, or $13.6 million, from $16.4 million in the first nine months of 1995 to $30.0 million in the first nine months of 1996. The increase in G&A expenses resulted primarily from an increase of approximately $6.5 million in the doubtful accounts reserves for trade accounts receivables and notes and other receivables; increased salaries and benefits of $3.3 million related to service area and product line expansion and severance payments; approximately $2.0 million in extraordinary legal costs specifically related to class action litigation; and $1.2 million in other profeesionally and outside services.

Depreciation and amortization increased by 58.9%, or $.9 million, in the first nine months of 1996 due primarily to amortization of preoperational costs associated with service area and product line expansion.

Interest and other expenses increased by 36.7%, or $.5 million, in the first nine months of 1996 due primarily to interest expense associated with the private placement of a subordinated convertible note (See "Liquidity and Capital Resources").

Liquidity and Capital Resources

On January 19, 1996, the Company announced the completion of a private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002, with The 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co. The Company has utilized a part of the net proceeds of this private placement to retire a portion of the Company's debt. The Company anticipates utilizing the balance of the proceeds for general corporate purposes. As of November 14, 1996, the Company was in negotiation with the holder of this Note to amend certain terms, including the conversion price.

The Company's requirements for working capital are principally to fund geographic and product expansion for HMO operations, maintenance of necessary regulatory reserves, potential acquisitions and strategic partnerships, and marketing and product expansion of other managed care operations. Management believes that these requirements can be met through the net proceeds from the Note, together with cash on hand, cash generated from operations and available borrowings.

Net cash used in operating activities was $4.8 million during the first nine months of 1996, as compared to net cash used in operating activities of $2.7 million for the first nine months of 1995. The cash used in operating activities in the first nine months of 1996 resulted from operating losses, an increase in deferred expense related to corporate income taxes and a reduction in medical costs liabilities primarily due to increased levels of disbursements, partially offset by the recording of a $6.6 million liability as instructed by NYSID, a decrease in accounts receivable and increases in accrued expenses and prepaid health coverage premiums. The cash used in operations in the first nine months of 1995 resulted from an increase in receivables partially attributable to increases in HMO membership and premium rates, and a decrease in the level of medical costs payable attributable primarily to the prepayment of costs for specialists' care on a monthly basis under the new contractual capitation arrangements with the Alliances. Cash used for capital expenditures was approximately $.5 million during the first nine months of 1996, as compared to $1.4 million for the same period in 1995.

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, WCNY is required to maintain a contingent reserve equal to at least 1% of premiums earned limited, in total, to a maximum of 5% of premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31st of each year and is maintained throughout the following calendar year. At September 30, 1996, WellCare had required cash reserves of $8.2 million and a contingent reserve of $4.4 million, which was fully offset by the cash reserve. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve would be required to be maintained.
At September 30, 1996, the Company had working capital of $12.1 million, excluding the $8.2 million cash reserve required by New York State which is classified as a non-current asset, compared to working capital of $12.7 million at December 31, 1995; the decrease was attributable primarily to operating losses, the recording of a $6.6 million liability as instructed by NYSID partially offset by the net proceeds from the Note which is classified as a long-term liability.

In response to the Company's late filing of its Annual Report on Form 10-K with the Securities and Exchange Commission, during
April 1996, Key Bank froze all borrowings under the Company's
$15,000,000 revolving line-of-credit pending submission of the Company's audited financial statements. Subsequently, Key Bank granted the Company a waiver of any and all financial covenants for the periods ending December 31, 1995 and March 31, 1996. The
Company anticipates executing a new unsecured revolving line-of-credit with Key Bank for $8.0 million prior to November 30, 1996.

At September 30, 1996, the Company had total mortgage indebtedness of $6.2 million outstanding on five of its office buildings, of which approximately $800,000 is due February 1, 1999, approximately $4.3 million is due on January 1, 2000, approximately $800,000 is due March 1, 2000, and approximately
$300,000 due on March 1, 2001.

Between April 1, 1996 and June 6, 1996, the Company, its Vice President of Finance and Chief Financial Officer and its former President and Chief Executive Officer, were named as defendants in twelve separate actions filed in Federal Court (the "Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company and defendants violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

On July 3, 1996, by Order of Magistrate Judge David R. Homer, the Securities Litigations were consolidated and an amended consolidated complaint was served on August 21, 1996, which complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

Inflation

Medical costs have been rising as a higher rate than consumer goods as a whole. The Company believes its premium increases, capitation arrangements and other cost controls measures mitigate, but do not wholly offset, the effects of medical cost inflation on its operations and its inability to increase premiums could negatively impact the Company's future earnings.

PART II - Other Information

Item 1    Legal Proceedings

Between April 1, 1996 and June 6, 1996, the Company, its Vice President of Finance and Chief Financial Officer and former President and Chief Executive Officer, were named as defendants in twelve separate actions filed in Federal Court (the "Securities Litigations"). An additional three directors were also named in one of those actions. The claims asserted in the Securities Litigations were substantially similar and essentially sought the same relief. Plaintiffs are seeking to recover damages allegedly caused by violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition. Plaintiffs allege that as a result of their reliance on these alleged misrepresentations, they purchased the Company's common stock at artificially inflated prices. Plaintiffs are seeking compensatory damages in an amount to be determined at trial.

On July 3, 1996, by Order of Magistrate Judge David R. Homer, the Securities Litigations were consolidated and an amended consolidated complaint was served on August 21, 1996, which did not name the three additional directors as defendants. The Company's auditor, however, was named as an additional defendant. On October 23, 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company and the individual defendants. The Company's auditor has likewise filed its own motion to dismiss. Prior to the motion discovery had not yet begun and pursuant to the Private Securities Litigation Reform Act, all discovery is stayed pending disposition of the motion. Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations. A decision on the motion to dismiss is expected sometime during the first quarter of 1997.

On August 2, 1996, the Company announced that the Securities and Exchange Commission ("SEC") had issued a Formal Order of Private Investigation of the Company. The Formal Order enables the SEC to utilize its subpoena powers to obtain relevant information from third parties as well as the Company. In its letter to the Company, the SEC stated that this investigation is confidential and should not be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred. The Company has been, and intends to continue complying and cooperating fully with all requests from the SEC. The Company is not aware of any unlawful conduct with respect to these matters.

Item 2    Changes in Securities

Not Applicable

Item 3    Defaults Upon Senior Securities

The Company is in default of certain provisions of its loan agreement with The 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co., including the requirement to maintain a minimum tangible net worth as defined in the loan agreement. As of November 14, 1996, the Company was in negotiations with the holder of this note to amend certain terms including the conversion price, and other terms which it believes will cure any default provisions.

Item 4    Submission of Matters to a Vote of Security Holders

On July 23, 1996, the shareholders of the Company held their annual meeting of shareholders in Kingston, New York. The holders of 3,460,573 shares of Common Stock and 1,272,706 shares of Class A Common Stock (constituting a majority of the aggregate 6,298,176 shares of Common Stock and Class A Common Stock entitled to vote at the meeting) were present or represented by proxy, and accordingly a quorum was present and matters were voted upon as follows, each share of Common Stock having one vote and each share of Class A Common Stock having ten votes:

a. By plurality vote of the total votes cast by the holders of Common Stock and Class A Common Stock voting as one class, the following persons were elected as Class III Directors and Class II Directors :

     CLASS III DIRECTORS FOR       AGAINST   ABSTAIN

     Robert W. Morey, Jr.       16,156,242   31,191        0
     Edward A. Ullmann          16,160,962   26,671        0
     Charles E. Crew, Jr.        16,161,172  26,461        0

     CLASS II DIRECTORS       FOR            AGAINST   ABSTAIN

     John E. Ott, M.D.          16,161,172   26,461        0
     Lawrence C. Tucker       16,161,172     26,461        0

b. By the affirmative vote of a majority of the total votes cast by the holders of Common Stock and Class A Common Stock voting as one class, the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending
     December 31, 1996 was ratified as follows:

                                                BROKER
                         FOR    AGAINST ABSTAIN   NON-VOTES

  Common Stock and Class 16,147,445     31,379  8,809       0
  A Common Stock voting
  as one class

Item 5    Other Information

On April 30, 1996, Mr. Robert W. Morey, Jr. was appointed Chairman of the Board, Chief Executive Officer and a director of the Board. Mr. Edward A. Ullmann remained President and assumed the functions of Chief Operating Officer as of said date.

On September 6, 1996, Joseph R. Papa was named President and Chief Operating Officer, replacing Mr. Ullmann.

On September 19, 1996, Peter G. Kraft resigned as Vice President of Marketing.

October 24, 1996, Robert E. Goff resigned as Executive Vice
President, Executive Director of WellCare of New York, Inc. and
President of WellCare Medical Management, Inc.

Item 6    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 10.1a  Copy of Registrant's Amended and Restated
               1993 Incentive and Non-Incentive Stock
               Option Plan, including Form of Option (As of
               September 1, 1996)

Exhibit 10.2d  Copy of Voluntary Separation and Release
               Agreement dated October 16, 1996, between
               Registrant and Edward A. Ullmann

Exhibit 10.4b  Copy of Voluntary Separation and Release
               Agreement dated October 24, 1996, between
               Registrant and Robert E. Goff

Exhibit 10.8b Copy of Separation from Employment Agreement dated September 19, 1996, between Registrant and Peter G. Kraft

Exhibit 10.52  Copy of Employment Agreement dated
               September 1, 1996, between Registrant and Joseph
               R. Papa

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


Date:     November 14, 1996

                   INDEX TO EXHIBITS

All exhibits listed below are filed with this Quarterly Report on Form 10-Q:

Exhibit Number                                    Page Number


10.1a     Copy of Registrant's Amended and
          Restated 1993 Incentive and Non-
          Incentive Stock Option Plan,
          Including Form of Option (As of
          September 1, 1996)                           29

10.2d     Copy of Voluntary Separation and
          Release dated October 16, 1996,
          between Registrant and Edward A. Ullmann     44

10.4b     Copy of Voluntary Separation and
          Release dated October 24, 1996,
          between Registrant and Robert E. Goff        52

10.8b     Copy of Separation from Employment
          Agreement dated September 19, 1996,
          between Registrant and Peter G. Kraft        59

10.52     Copy of Employment Agreement
          dated September 1, 1996, between
          Registrant and Joseph R. Papa                64

11        Computation of Net Income Per Share
          of Common Stock                              92

27        Financial Data Schedule                      93

[TYPE]         EX-10.1a
[DESCRIPTION]  MATERIAL CONTRACTS

10.1a     Copy of Regsitrant's 1993 Incentive
          and Non-Incentive Stock Option Plan
          (As Amended and Restated as of
           September 1, 1996)

          THE WELLCARE MANAGEMENT GROUP, INC.
            1993 INCENTIVE AND NON-INCENTIVE
                   STOCK OPTION PLAN

   (As Amended and Restated as of September 1, 1996)

     1.   Purpose of Plan.

     The purpose of this 1993 Incentive and Non-Incentive Stock Option Plan ("Plan") is to further the growth and development of The WellCare Management Group, Inc. ("Company") and any direct and indirect subsidiaries thereof (collectively, "Subsidiaries" and each, singly, a "Subsidiary") by encouraging selected employees, directors and other persons who contribute and are expected to contribute materially to the Company's success to obtain a proprietary interest in the Company through the ownership of stock, thereby providing such persons with an added incentive to promote the best interests of the Company and affording the Company a means of attracting to its service persons of outstanding ability.

     2.   Stock Subject to the Plan.

     An aggregate of 900,000 shares of the Company's Common
Stock, par value $0.01 per share ("Common Stock"), subject, however, to adjustment or change pursuant to Section 13 hereof, shall be reserved for issuance upon the exercise of options which may be granted from time to time in accordance with the Plan ("Options"). Such shares may be, in whole or in part, as the Compensation Committee of the Board of Directors ("Committee") shall from time to time determine, authorized but unissued shares or issued shares which have been reacquired by the Company. If, for any reason, an Option shall lapse, expire or terminate without having been exercised in full, the unpurchased shares covered thereby shall again be available for purposes of the Plan.

     3.   Administration.

     (a) The Board of Directors has appointed the Committee from among its members to administer and help set policy for the Plan. The Committee shall at all times be comprised only of three or more Non-Employee Directors (as defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended). Such Committee shall have and may exercise any and all of the powers relating to the administration of the Plan and the grant of Options thereunder as are set forth herein. The Board of Directors shall have the power at any time to fill vacancies in, to change the membership of, or to discharge such Committee. The Committee shall select one of its members as its chairman and shall hold its meetings at such time and at such places as it shall deem advisable. A majority of such Committee shall constitute a quorum and such majority shall determine its action. Any action may be taken without a meeting by written consent of all the members of the Committee. The Committee shall keep minutes of its proceedings and shall report the same to the Board of Directors at the meeting next succeeding.

     (b) The Committee shall administer the Plan and, subject to the provisions of the Plan, shall have sole authority in its discretion to determine the persons to whom, and the time or times at which, Options shall be granted, the number of shares to be subject to each such Option and whether all or any portion of such Options shall be incentive stock options ("Incentive Options") qualifying under Section 422 of the Internal Revenue Code of 1986, as amended ("Code"), or stock options which do not so qualify ("Non-Incentive Options"). Both Incentive Options and Non-Incentive Options may be granted to the same person at the same time provided each type of Option is clearly designated. In making such determinations, the Committee may take into account the nature of the services rendered by such persons, their present and potential contributions to the Company's success and such other factors as the Committee in its sole discretion may deem relevant. Subject to the express provisions of the Plan, the Committee shall also have the authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating thereto, to determine the terms and provisions of the respective Option Agreements, which shall be substantially in the forms attached hereto as Exhibit A and Exhibit B, and to make all other determinations necessary or advisable for the administration of the Plan, all of which determinations shall be conclusive and not subject to review.

4.   Eligibility for Receipt of Options.

     (a)  Incentive Options.

          Incentive Options may be granted only to employees
          (including officers) of the Company and/or any of its Subsidiaries.

          The aggregate Fair Market Value (as defined in Section
          5 of the Plan), determined as of the time the Incentive Option is granted, of the shares of the Company's Common Stock purchasable thereunder exercisable for the first time by an employee during any calendar year may not exceed $100,000.

          A director of the Company or any Subsidiary who is not an employee of the Company or of one of its Subsidiaries is not eligible to receive Incentive
          Options under the Plan.  Further,

          Incentive Options may not be granted to any person who, at the time the Incentive Option is granted, owns (or is considered as owning within the meaning of Section 424(d) of the Code) stock possessing more than 10% of the total combined voting powers of all classes of stock of the Company or any Subsidiary (a "10% Owner"), unless at the time the Incentive Option is granted to a 10% Owner, the option price is at least 110% of the fair market value of the Common Stock subject thereto and such Incentive Option by its terms is not exercisable subsequent to five years from the date of grant.

     (b)  Non-Incentive Options.

          Non-Incentive Options may be granted to any employee (including employees who have been granted Incentive Options), directors, consultants, agents, independent contractors and other persons whom the Committee determines will contribute to the Company's success.

     (c) Notwithstanding the forgoing, the maximum aggregate number of shares with respect to which Options, whether Incentive or Non-Incentive, may be granted to any person eligible therefor under the Plan within any one calendar year is 200,000 shares.

5.   Option Price

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

     In determining the fair market value of the Common Stock as of a specified date ("Fair Market Value"), the Committee shall consider, if the Common Stock is: (a) publicly traded and listed on the New York Stock Exchange or another national securities exchange or The Nasdaq Stock Market, the closing sale price of the Common Stock on the business day immediately preceding the date as of which the Fair Market Value is being determined, or on the next preceding date on which such Common Stock is traded if no Common Stock was traded on such immediately preceding business day, or, if the Common Stock is not so listed on a national securities exchange or The Nasdaq Stock Market, but publicly traded, the representative closing sale price in the over-the-counter market as quoted by the National Quotation Bureau or a recognized dealer in the Common Stock, on the date immediately preceding the date as of which the Fair Market Value is being determined, or on the next preceding date on which such Common Stock is traded if no Common Stock was traded on such immediately preceding business day; or
(b) not publicly traded, the fair market value as determined by the Committee in good faith based on such factors as it shall deem appropriate. The Committee may also consider such other factors as it shall deem appropriate.

     For purposes of the Plan, the date of grant of an Option shall be the date on which the Committee shall by resolution duly authorize such Option.

6.   Term of Options.

     The term of each Option shall be such number of years as the Committee shall determine, subject to earlier termination as provided for in Sections 9, 10, 11, and 12 hereof (and each Incentive Option subject to the limitations set forth in Section 4(a) of the Plan with respect to grants to 10% Owners), but in no event shall the term of any Option be more than ten years from the date of grant. No Option may be exercised following termination thereof.

7.   Exercise of Options.

  (a) Incentive and Non-Incentive Options shall be exercisable within the times or upon the events determined by the Committee as set forth in the Option
          Agreements.

  (b) An Option may not be exercised for fractional shares of the Company's Common Stock.

  (c) Except as provided in Sections 10, 11, 12 and 13 hereof, no Option shall be exercisable unless the holder thereof shall have been an employee, director, consultant, agent, independent contractor or other person employed by or engaged in performing services for the Company and/or a Subsidiary continuously from the date of grant to the date of exercise.

  (d) The exercise of an Option shall be contingent upon receipt by the Company from the holder of such Option of a written representation that at the time of such exercise it is the Optionholder's then present intention to acquire the Option shares for investment and not with a view to the distribution or resale thereof (unless a Registration Statement covering the shares purchasable upon exercise of the Options shall have been declared effective by the Securities and Exchange Commission) and upon receipt by the Company of cash, or a check to its order, for the full purchase price of such shares. In addition, the holder of such Option must agree to refrain from selling or offering to sell any securities of the Company for such reasonable period of time after the effective date of any registration statement relating to an underwritten offering of securities of the Company, as may be requested by the managing underwriter of such underwritten offering, and approved by the Board of Directors.

  (e) Payment for the shares of Common Stock may be made (i) in cash or by check to the order of the Company, (ii) by surrender of shares of Common Stock having a Fair Market Value equal to the exercise price of the Option; (iii) by a Cashless Exercise Election (as defined below); or (iv) by any combination of the foregoing where approved by the Committee in its sole discretion; provided, however, in the event of payment for the shares of Common Stock by method (ii) above, the shares of Common Stock so surrendered, if originally issued to the Optionholder upon exercise of an Option(s) granted by the Company, shall have been held by the Optionholder for more than six months.

  (f)     Cashless Exercise Election.

     (i) An Optionholder may elect ("Cashless Exercise Election") to receive, without the payment by the Optionholder of any additional consideration, shares of Common Stock equal to the value of his, her or its Options or a portion thereof by delivery to the Company of a written notice. Thereupon, the Company shall issue to such Optionholder such number of shares of Common Stock as is computed using the following formula:

          X=Y(A-B)
               A

  where   X=   the number of shares of Common Stock to be
               issued to the Optionholder pursuant to his, her or its Cashless Exercise Election;

          Y= the number of shares of Common Stock covered by the Options in respect of which the Cashless
               Exercise Election is made;

          A= the Cashless Fair Market Value (as defined below); and

          B= the exercise price for the Options as set forth in Section 5 above.

     (ii) The term "Cashless Fair Market Value" means the average closing sale price for a share of Common Stock over the immediately preceding twenty trading dates as reported on The Nasdaq Stock Market or, if no closing sale prices shall have been made on such relevant dates, on the next preceding days on which there were closing sale prices; provided, however, that if no closing sale prices shall have been made within the twenty business days preceding the Cashless Exercise Election, or if deemed appropriate by the Committee for any other reason, the Cashless Fair Market Value of such shares of Common Stock shall be as determined by the Committee. In no event shall the Cashless Fair Market Value of any share of Common Stock be less than its par value.

  (g) The holder of an Option shall have none of the rights of a shareholder with respect to the shares purchasable upon exercise of the Option until a certificate for such shares shall have been issued to the holder upon due exercise of the Option.

  (h) The proceeds received by the Company upon exercise of an Option shall be added to the Company's working capital and be available for general corporate purposes.

8.   Non-Transferability of Incentive Options.

     No Incentive Option granted pursuant to the Plan shall be transferable otherwise than by will or the laws of descent or distribution and an Incentive Option may be exercised during the lifetime of the Optionholder only by such Optionholder.

9.   Termination of Employment of Holder of Incentive Option.

     In the event the employment with the Company or a Subsidiary of the holder of an Incentive Option shall be terminated for any reason other than by reason of death or disability within the meaning of Section 22(e)(3) of the Code, such holder's Incentive Option shall terminate three (3) months from the date of such termination of employment; provided, however, such Optionholder shall only be entitled to exercise that portion of his, her or its Incentive Option which was exercisable at the date of such termination of employment; provided, further, no Incentive Option may be exercised after the expiration of its term. Absence on leave approved by the employer corporation shall not be considered an interruption of employment for any purpose under the Plan.


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

10.  Disability of Holder of Incentive Option.

     If the employment with the Company or a Subsidiary of the holder of an Incentive Option shall be terminated by reason of such holder's disability within the meaning of Section 22(e)(3) of the Code, such holder (or such holder's legal representative on such holder's behalf, if applicable) may, within one (1) year from the date of such termination, exercise such Incentive Option, but only to the extent such Incentive Option was exercisable by such holder at the date of such termination. Notwithstanding the foregoing, no Incentive Option may be exercised subsequent to the date of its expiration.

11.  Death of Holder of Incentive Options.

     If the holder of any Incentive Option shall die while in the employ of, or while performing services for, the Company or one or more of its Subsidiaries (or within one (1) year following termination of employment due to disability within the meaning of
Section 22(e)(3) of the Code), the Incentive Option theretofore granted to such person may be exercised, but only to the extent such Incentive Option was exercisable by such holder at the date of death (or the date of termination of employment due to disability within the meaning of Section 22(e)(3) of the Code, by the legatee or legatees of such person under such person's Last Will, or by such person's personal representative or distributees, within one (1) year from the date of death but in no event subsequent to the expiration date of the Incentive Option.

12.  Termination of Non-Incentive Options.

     A Non-Incentive Option shall terminate, lapse and expire at such time or times as the Committee provides in the Option
Agreement governing such Non-Incentive Option.

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

14.  Vesting of Rights Under Options.

     Nothing contained in the Plan or in any resolution adopted or to be adopted by the Committee or the shareholders of the Company shall constitute the vesting of any rights under any Option. The vesting of such rights shall take place only when a written Option Agreement, substantially in the form of the Incentive Stock Option Agreement attached hereto as Exhibit A or the Non-Incentive Stock Option Agreement attached hereto as Exhibit B, shall be duly executed and delivered by and on behalf of the Company and the person to whom the Option shall be granted.

15.  Withholding Taxes.

     Whenever under the Plan shares are to be issued in satisfaction of the exercise of Options granted thereunder, the Company shall have the right to require the recipient to remit to the Company an amount sufficient to satisfy federal, state and local withholding tax requirements prior to the delivery of any certificate or certificates for such shares.

16.  Termination and Amendment.

     The Committee may at any time terminate, amend or modify this Plan in any respect (including, but not limited to, any form of grant, agreement or instrument to be executed pursuant to this
Plan); provided, however, that shareholder approval shall be required to be obtained by the Company if required to comply with the Incentive Option provisions or Section 162(m) of the Code, or the listed company requirements of The Nasdaq Stock Market or of a national securities exchange on which the shares of Common Stock are traded, or other applicable provisions of state or federal law or self-regulatory agencies; provided, further, that no termination, amendment or modification of this Plan may materially adversely affect the rights of a holder of an Option previously granted under this Plan without the written consent of such Optionholder.

17.  Term of Plan.

     The Plan was originally adopted by the Board of Directors on March 20, 1993 and approved by the shareholders of the Company on April 26, 1993. The Plan was amended by the Board of Directors on March 25, 1995, which amendments were approved by the shareholders of the Company on June 5, 1995, and subsequently amended by the Board of Directors on September 1, 1996, subject to approval by the shareholders of the Company. No Option shall be granted pursuant to this Plan on or after March 19, 2003, but Options theretofore granted may extend beyond that date and the terms of this Plan shall continue to apply to such Options and to any shares of Common Stock acquired upon exercise thereof.

                                              EXHIBIT A

            INCENTIVE STOCK OPTION AGREEMENT

To:

     We are pleased to notify you that by the determination of the Compensation Committee (hereinafter called the "Committee") an incentive stock option to purchase ________ shares of the Common Stock of The WellCare Management Group, Inc. (herein called the "Company") at a price of $______ per share has this ____ day of _______________, been granted to you under the Company's 1993 Incentive and Non-Incentive Stock Option Plan, as amended (herein called the "Plan"). This option may be exercised only upon the terms and conditions set forth below.

     1.   Purpose of Option.

     The purpose of the Plan under which this incentive stock option has been granted is to further the growth and development of the Company and its direct and indirect subsidiaries by encouraging key employees, directors, consultants, agents, independent contractors and other persons who contribute and are expected to contribute materially to the Company's success to obtain a proprietary interest in the Company through the ownership of stock, thereby providing such persons with an added incentive to promote the best interests of the Company, and affording the Company a means of attracting to its service persons of outstanding ability.

     2.   Acceptance of Option Agreement.

     Your execution of this incentive stock option agreement will indicate your acceptance of and your willingness to be bound by its terms; it imposes no obligation upon you to purchase any of the shares subject to the option. Your obligation to purchase shares can arise only upon your exercise of the option in the manner set forth in Section 4 hereof.

     3.   When Option May Be Exercised.

          The option granted you hereunder may not be exercised for a period of [one year] from the date of its grant by the Committee as set forth above. Thereafter, this option shall be exercisable as follows:

          [(i) at the end of one year from the date of grant, up to 25% of the total shares subject to the option;

          (ii) at the end of the second year from the date of grant, up to 50%;

          (iii) at the end of the third year from the date of grant, up to 75%;

          (iv) at the end of the fourth year from the date of grant, up to 100%].

This option may not be exercised for less than ten shares at any one time (or the remaining shares then purchasable if less than ten) and expires at the end of [indicate term of option, not to exceed ten years, but for 10% Owners, not to exceed 5 years] years from the date of grant whether or not it has been duly exercised, unless sooner terminated as provided in Sections 6, 7 and 8 hereof.

     4.   How Option May Be Exercised.

     This option is exercisable by a written notice signed by you and delivered to the Company at its executive offices, signifying your election to exercise the option. The notice must state the number of shares of Common Stock as to which your option is being exercised, must contain a statement by you (in a form acceptable to the Company) that such shares are being acquired by you for investment and not with a view to their distribution or resale (unless a registration statement covering the shares purchasable has been declared effective by the Securities and Exchange Commission) and must be accompanied by payment as set forth in
Section 5 hereof for the full purchase price of the share being purchased. No share shall be issued until full payment therefor has been made.

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

     You shall promptly advise the Company of any sale of shares of Common Stock issued upon exercise of this option which occurs within one (1) year from the date of the exercise of this option relating to the issuance of such shares.

     5.   Payment of Options.

     Payment for the shares of Common Stock may be made (i) in cash or by check to the order of the Company, (ii) by surrender of shares of Common Stock having a Fair Market Value equal to the exercise price of the Option; (iii) by a Cashless Exercise Election (as defined below); or (iv) by any combination of the foregoing where approved by the Committee in its sole discretion; provided, however, in the event of payment for the shares of Common Stock by method (ii) above, the shares of Common Stock so surrendered, if originally issued to you upon exercise of an option(s) granted by the Company, shall have been held by you for more than six months.

     You may elect ("Cashless Exercise Election") to receive, without the payment by you of any additional consideration, shares of Common Stock equal to the value of your options or a portion thereof by delivery to the Company of a written notice. Thereupon the Company shall issue to you such number of shares of Common Stock as is computed using the following formula:

                    X=Y(A-B)
                         A

where     X=   the number of shares of Common Stock to be issued to
               you pursuant to  your Cashless Exercise Election;

     Y= the number of shares of Common Stock covered by the options in respect of which the Cashless Exercise
          Election is made;

     A=   the Cashless Fair Market Value (as defined below); and

     B=   the exercise price for the options as set forth in
          Section 6 of the Plan.

     The term "Cashless Fair Market Value" means the average closing sale price for a share of Common Stock over the immediately preceding twenty trading dates as reported on The Nasdaq Stock Market or, if no closing sale prices shall have been made on such relevant dates, on the next preceding days on which there were closing sale prices; provided, however, that if no closing sale prices shall have been made within the twenty business days preceding the Cashless Exercise Election, or if deemed appropriate by the Committee for any other reason, the Cashless Fair Market Value of such shares of Common Stock shall be as determined by the Committee. In no event shall the Cashless Fair Market Value of any share of Common Stock be less than its par value.

     6.   Termination of Employment.

     If your employment with the Company (or a subsidiary thereof) is terminated for any reason other than by death or disability, this option shall terminate three (3) months from the date of such termination of employment (but in no event shall you be able to exercise this option after [not to exceed ten years, but for 10% Owners, not to exceed 5 years] years from the date this option was granted to you), provided, however, you shall only be entitled to exercise that portion of this option which was exercisable by you at the date of such termination of employment.

     7.   Disability.

     If your employment with the Company (or a subsidiary thereof) is terminated by reason of your disability, you may exercise, within one (1) year from the date of such termination, that portion of this option which was exercisable by you at the date of such termination, provided, however, that such exercise occurs within [not to exceed ten years, but for 10% Owners, not to exceed 5 years] years from the date this option was granted to you.

     8.   Death.

     If you die while employed by the Company (or a subsidiary thereof) or within one (1) year after termination of your employment due to disability , that portion of this option which was exercisable by you at the date of your death may be exercised by your legatee or legatees under your Last Will, or by your personal representatives or distributees, within one (1) year from the date of your death, but in no event after [not to exceed ten years, but for 10% Owners, not to exceed 5 years] years from the date this option was granted to you.

     9.   Non-Transferability of Option.

     This option shall not be transferable except by Last Will or the laws of descent and distribution, and may be exercised during your lifetime only by you.

     10.  Adjustments upon Changes in Capitalization.

     If at any time after the date of grant of this option, the Company shall, by stock dividend, split-up, combination, reclassification or exchange, or through merger or consolidation, or otherwise, change its shares of Common Stock into a different number or kind or class of shares or other securities or property, then the number of shares covered by this option and the price of each such share shall be proportionately adjusted for any such change by the Committee whose determination shall be conclusive. Any fraction of a share resulting from any adjustment shall be eliminated and the price per share of the remaining shares subject to this options adjusted accordingly.

     11.  Subject to Terms of the Plan.

     This incentive stock option agreement shall be subject in all respects to the terms and conditions of the Plan and in the event of any question or controversy relating to the terms of the Plan, the decision of the Committee shall be conclusive.

                      Sincerely yours,
                      THE WELLCARE MANAGEMENT GROUP, INC.

                      By:
                         President


Agreed to and accepted this
___ day of _________, 199_.


Signature of Optionholder

                                              EXHIBIT B

          NON-INCENTIVE STOCK OPTION AGREEMENT

To:

     We are pleased to notify you that by the determination of the Compensation Committee (hereinafter called the "Committee") a non-incentive stock option to purchase _______ shares of the Common Stock of The WellCare Management Group, Inc. (herein called the "Company") at a price of $_______ per share has this ___ day of ______________, been granted to you under the Company's 1993 Incentive and Non-Incentive Stock Option Plan, as amended (herein called the "Plan"). This option may be exercised only upon the terms and conditions set forth below.

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

     3.   When Option May Be Exercised.

     The option granted you hereunder shall be exercisable as follows:

This option may not be exercised for less than ten shares at any one time (or the remaining shares then purchasable if less than ten) and expires at the end of [indicate term of option, not to exceed ten years] years from the date of grant whether or not it has been duly exercised, unless sooner terminated as provided in
Section 6 hereof.

     4.   How Option May Be Exercised.

     This option is exercisable by a written notice signed by you and delivered to the Company at its executive offices, signifying your election to exercise the option. The notice must state the number of shares of Common Stock as to which your option is being exercised, must contain a statement by you (in a form acceptable to the Company) that such shares are being acquired by you for investment and not with a view to their distribution or resale (unless a registration statement covering the shares purchasable has been declared effective by the Securities and Exchange

Commission) and must be accompanied by payment as set forth in
Section 5 hereof for the full purchase price of the shares being purchased, plus such amount, if any, as is required for withholding taxes. No share shall be issued until full payment therefor has been made.

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

     5.   Payment of Options.

     Payment for the shares of Common Stock may be made (i) in cash or by check to the order of the Company, (ii) by surrender of shares of Common Stock having a Fair Market Value equal to the exercise price of the Option; (iii) by a Cashless Exercise Election (as defined below); or (iv) by any combination of the foregoing where approved by the Committee in its sole discretion; provided, however, in the event of payment for the shares of Common Stock by method (ii) above, the shares of Common Stock so surrendered, if originally issued to you upon exercise of an option(s) granted by the Company, shall have been held by you for more than six months.

     You may elect ("Cashless Exercise Election") to receive, without the payment by you of any additional consideration, shares of Common Stock equal to the value of your options or a portion thereof by delivery to the Company of a written notice.
Thereupon, the Company shall issue to you such number of shares of Common Stock as is computed using the following formula:

                    X=Y(A-B)
                         A

whereX=   the number of shares of Common Stock to be issued to
               you pursuant to  your Cashless Exercise Election;

     Y= the number of shares of Common Stock covered by the options in respect of which the Cashless Exercise
          Election is made;

     A=   the Cashless Fair Market Value (as defined below); and

     B=   the exercise price for the options as set forth in
          Section 6 of the Plan.

     The term "Cashless Fair Market Value" means the average closing sale price for a share of Common Stock over the immediately preceding twenty trading dates as reported on The Nasdaq Stock Market or, if no closing sale prices shall have been made on such relevant dates, on the next preceding days on which there were closing sale prices; provided, however, that if no closing sale prices shall have been made within the twenty business days preceding the Cashless Exercise Election, or if deemed appropriate by the Committee for any other reason, the Cashless Fair Market Value of such shares of Common Stock shall be as determined by the Committee. In no event shall the Cashless Fair Market Value of any share of Common Stock be less than its par value.

     6.   Termination of Employment or Engagement.

     If your employment or engagement with the Company (or a subsidiary thereof) is terminated for any reason, [insert terms upon which non-incentive option holder's options shall lapse and expire.] [Insert terms upon which non-incentive options shall survive the termination of a holder's employment or engagement, but in such event the option shall be exercisable only to the extent exercisable on the date of such termination and in no event shall the option be exercisable after the expiration date of this option.] [If the option survives the death of the option holder, add language that it may be exercised by the holder's legatee or legatees under his Last Will, or by his personal representatives or distributees.]

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

     9.   Tax Status.

     This option does not qualify as an "incentive stock option" under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, and the income tax implications of your receipt of a non-incentive stock option and your exercise of such an option should be discussed with your tax counsel.
                      Sincerely yours,
                      THE WELLCARE MANAGEMENT GROUP, INC.
                      By:
                         President
Agreed to and accepted this
___ day of _________, 199_.
Signature of Optionholder

[TYPE]         EX-10.2d
[DESCRIPTION]  MATERIAL CONTRACTS

EX-10.2d  Copy of Voluntary Separation Agreement
          and Release dated October 16, 1996, between
          Registrant and Edward A. Ullmann

       VOLUNTARY SEPARATION AGREEMENT AND RELEASE

  This memorandum dated October 16, 1996, sets forth the terms and conditions of the Voluntary Separation Agreement and Release ("Agreement") between Edward A. Ullmann, on his own behalf and on behalf of his estate, heirs, executors, administrators, attorneys, successors and assigns (hereinafter collectively referred to as "Ullmann"), and The WellCare Management Group, Inc. ("WellCare"), WellCare of New York, Inc. ("WCNY") and WellCare of Connecticut, Inc. ("WC Conn") and their parent(s), agencies, subsidiaries, related companies and divisions and their respective successors, assigns, representatives, agents, officers, directors, shareholders, and employees, whether current or former (hereinafter collectively referred to as "Companies").

  WHEREAS, Ullmann agrees to resign as President of WellCare and as a member of the executive committee of the Board of Directors of WellCare as of September 6, 1996 (hereinafter referred to as the "Termination Date"); and

  WHEREAS, Ullmann and WellCare mutually and voluntarily agree to terminate the Employment Contract dated January 1, 1994 and amended on March 9, 1996 ("Employment Contract"), as of September
6, 1996.

  NOW, THEREFORE, in consideration of the mutual covenants and undertakings set forth herein, Ullmann and the Companies agree as follows:

  1. (a)  As of September 6, 1996, Ullmann has resigned as
President of WellCare and as a member of the executive committee of the Board of Directors of WellCare.

     (b) WellCare agrees to cause WCNY to amend its By-Laws to create the position of Chairman of the Board of Directors with the responsibility of presiding at all meetings of the Board of Directors and of the shareholders of WCNY, and to delete from
Section 5.02(a) of the By-Laws, relating to responsibilities of the President of WCNY, the words "and shall preside at all meetings of the shareholders and the Board of Directors."

     (c) Upon the amendment of the By-Laws of WCNY as referred to in paragraph 1(b) above, Ullmann shall be the Chairman of the Board of WCNY for such time as he remains a director of WCNY, and Ullmann shall support and vote for the appointment of Joseph Papa as President and Chief Executive Officer of WCNY when such appointment is next brought up at a meeting of the Board of Directors of WCNY.

     (d) Ullmann shall support and vote for the appointment of William Strein as Executive Director of WCNY when such appointment is brought up at a meeting of the Board of Directors of WCNY.

  2. WellCare hereby retains Ullmann as a consultant for the period September 6, 1996 through March 6, 1997 (the "Consultant Period"). During the Consultant Period, Ullmann shall be available to perform services to WellCare as may be reasonably requested by WellCare's Chief Executive Officer or Chief Operating Officer, but shall have no obligation to render services for more than 2 days per week. As part of these services Ullmann may assist in the management of the following: WellCare's Presidential Leadership Club; the WellCare Foundation; the WellCare Mentor and Fellowship Programs; the Park West Theater; and the Gallery at Park West.

WellCare has no obligation to fund these programs other than to the extent it deems necessary or appropriate.

  During the Consultant Period, WellCare shall pay to Ullmann One Hundred Twelve Thousand Five Hundred Dollars ($112,500.00) to be paid on a semi-monthly basis. WellCare shall issue a Form 1099 with respect to these payments. Neither federal, state or local income tax nor payroll tax of any kind shall be withheld or paid by WellCare on behalf of Ullmann. Ullmann shall not be treated as an employee during the Consultant Period for tax purposes or any other purpose.

  3. As consideration for Ullmann's release of claims as set forth in paragraph 9 herein, upon completion of the Consultant Period, WellCare agrees to pay to Ullmann Two Hundred Twenty Five Thousand Dollars ($225,000.00) to be paid on a semi-monthly basis over twelve months commencing March 6, 1997. WellCare shall issue a Form 1099 with respect to these payments. Neither federal, state or local income tax nor payroll tax of any kind shall be withheld or paid by WellCare on behalf of Ullmann. Ullmann shall not be treated as an employee during this twelve-month for tax purposes or any other purpose.

  4. As further consideration for Ullmann's release of claims as set forth in paragraph 9 herein, WellCare agrees to maintain, pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), for the continued health benefit of Ullmann and his covered beneficiaries, all group health plan coverage. This coverage will be provided to Ullmann at WellCare's expense for the period of continuation provided by COBRA. WellCare also agrees to maintain at its expense Ullmann's existing Executive Life Insurance coverage, Executive Long-Term Disability Insurance coverage and use of a Wellcare automobile pursuant to paragraph 3c of the Employment Contract for the Consulting Period and the subsequent twelve month period referred to in paragraph 3 above.

  5. As further consideration for Ullmann's release of claims as set forth in paragraph 9 herein, WellCare grants an option to Ullmann to buy its 70% interest in Bienestar, Inc. ("Bienestar") and its rights to the name "Bienestar," at 70% of the fair market value of the entity as of the date of this Agreement as shall be determined by an independent appraiser within 15 days of the date of this Agreement. The cost of such appraisal shall be borne by WellCare. Ullmann shall have 30 days from the date the appraisal is delivered to him to exercise this option. If Ullmann exercises this option, he will execute a note in favor of WellCare in the amount as determined by the appraisal, which note will provide for the repayment of the principal and interest accrued thereon at a rate of 8% per annum (without compounding). The principal shall be repaid in three equal installments, due on each of the first three anniversary dates of Ullmann's exercise of the option together with interest thereon. Upon Ullmann's exercise of the option, the WellCare-Bienestar Agreement will be deemed amended to provide that:

     (a) the term of the WellCare-Bienestar Agreement is reduced to one year from the date of Ullmann's exercise of the option to purchase the 70% interest in Bienestar, subject to renewal;

     (b) during the term of the WellCare-Bienestar Agreement, WellCare shall be obligated to offer to its members the services described in the WellCare-Bienestar Agreement;

     (c) during the term of the WellCare-Bienestar Agreement, Bienestar shall be the exclusive provider of the services referred to in Article 6 of the WellCare-Bienestar
     Agreement;

     (d) in the event that the WellCare-Bienestar Agreement is terminated pursuant to Article 2.2 thereof, WellCare shall immediately pay to Bienestar the monthly fees that would be due to Bienestar for the remainder of the term of the WellCare-Bienestar Agreement, based on the number of WellCare members eligible to receive the Bienestar services, whether by rider or preexisting contract, at the time notice of termination is given; and

     (e) the fee paid to Bienestar will be $1.30 per member per month for those new members or current members renewing existing contracts who select the benefits offered by WCNY and managed by Bienestar under the WellCare-Bienestar Agreement, provided that it is understood that the existing compensation of $1.25 per member per month set forth in
     Article 1.1 of the WellCare-Bienestar Agreement shall remain in effect for the terms of all contracts in effect at the time of this Agreement.

  6. The Employment Contract shall be deemed to be mutually terminated as of the date of this Agreement.

  7. Ullmann shall serve out his current terms as directors of WellCare, WCNY and WC Conn. The only limitations on the Companies' agreement to this provision shall be if a court or administrative agency of competent jurisdiction, after an evidentiary hearing, which is no longer subject to appeal, holds that Ullmann acted with fraudulent intent, or that Ullmann failed to disclose material facts evidencing fraudulent conduct by him to the Companies prior to the date of this agreement.

  8. Nothing in this contract shall affect Ullmann's rights to indemnification under the Certificate of Incorporation and Bylaws of WellCare and Article 7 of the New York Business Corporation Law, as Article 7 may be amended and supplemented or by any successor thereto, in connection with any action (civil or criminal) or investigation (regulatory or otherwise) for which Ullmann may be entitled to indemnification. To the extent that Ullmann may be entitled to such indemnification, WellCare expressly approves Ullmann's retention of Orans, Elsen & Lupert LLP ("OEL") to represent him and agrees to pay the hourly rates OEL has heretofore been charging. WellCare also agrees to pay Ullmann's attorneys' fees and expenses incurred in connection with entering into this Agreement on the same basis as set forth in this paragraph above.

  9. Ullmann hereby releases the Companies from any and all liability for any claims as of the date of his execution of this Agreement, whether known or unknown to him, which may arise from the Employment Contract. This release includes but is not limited to any claims for discrimination on the basis of race, color, sex, national origin, religion, disability, age, marital status and veteran status, including but not limited to any claims arising under Title VII of the Civil Rights Act of 1964, the Civil Rights Act of 1866, the Civil Rights Act of 1991, the Age Discrimination in Employment Act of 1967, as amended by the Older Workers Benefit Protection Act of 1990, the Family and Medical Leave Act of 1993, the Americans With Disabilities Act of 1990, the Fair Labor Standards Act of 1938, the New York State Human Rights Law, the New York City Human Rights Law and all claims for workers' compensation, wages, monetary or equitable relief arising from the Employment Contract, vacation, other employee fringe benefits, benefit plans, medical plans, 401(k) plan, stock options plans or attorneys' fees relating to these benefits. This release expressly does not include a release of Ullmann's rights of indemnification as set forth in this Agreement, the Certificate of Incorporation of WellCare and New York law, or any other terms of this Agreement which require future performance. This Agreement does not constitute any admission by the Companies that they have violated any such law or legal obligation with respect to any aspect of Ullmann's employment or termination therefrom.

  10. Ullmann represents, warrants and acknowledges that the Companies owe him no wages, commissions, bonuses, sick pay, personal leave pay, severance pay, vacation pay, tuition reimbursement, or other compensation or payments or forms of remuneration of any kind or nature, other than that specifically provided for in this Agreement and other than $15,808, in payment for 137 vacation days owed to Ullmann by WellCare, which payment shall be made to Ullmann by October 31, 1996.

  11. Ullmann agrees that during the Consultant Period and the subsequent twelve month period in which he is receiving income under paragraphs 2 and 3, within the service area of plans managed by WellCare as of the date of this Agreement, he will not directly or indirectly enter into the employment of or render services to any other person, corporation, or health-related service company engaged in a similar type business as the Companies as an individual party, director, officer, principal, agent, employee or in any other relationship or capacity whatsoever, without the written consent of the Companies, provided that it is understood that Bienestar and Ullmann's activities in connection with Bienestar do not come within the prohibitions of this paragraph.

  12.     Ullmann and the Companies represent and agree that:
(a) neither has filed or caused to be filed any lawsuits against the other in any court whatsoever; (b) neither has filed or caused to be filed any charges or complaints against the other with any municipal, state or federal agency charged with the enforcement of any law; and (c) Ullmann agrees, to the fullest extent permitted by law, not to file or cause to be filed a charge, complaint, grievance or demand for arbitration in any forum or assist or otherwise participate willingly or voluntarily in any claim, arbitration, suit, action, investigation or other proceeding of any kind which relates to the Employment Contract matters released by this Agreement.

  13. Ullmann agrees that, except as may be necessary in connection with litigation or other proceedings in which he may be involved, he will not disclose, or cause to be disclosed in any way, any confidential information, trade secrets or other proprietary information which Ullmann in any way acquired during his employment with the Companies. If Ullmann believes disclosure of such information is necessary in a litigation or other proceeding, he will, at the request of the Companies, cooperate with the Companies to try to limit such disclosure, if possible. In connection with litigation or other proceedings, Ullmann and the Companies will cooperate with one another and share documents and other materials to the extent requested by the other.

  14. Upon service on Ullmann, or anyone acting on his behalf, of any subpoena, order, directive or other legal process requiring Ullmann to engage in conduct encompassed within paragraph 12 of this Agreement, Ullmann or his attorney shall immediately notify Seth I. Truwit, Esq., Epstein Becker & Green, P.C., 250 Park Avenue, New York, New York 10177 and Robert W. Morey, Chairman of the Board, The WellCare Management Group, Inc., Park West/Hurley Avenue Extension, Kingston, New York 12501, of such service. Upon service on any of the Companies or any directors, officers, agents or employees thereof, or anyone acting on behalf of any such entity or person, of any subpoena, order, directive or other legal process requiring such entity or person to engage in conduct encompassed within paragraph 12 of this Agreement, such Company or person, or his attorney, shall immediately notify counsel for Ullmann, Leslie A. Lupert, Esq., Orans, Elsen & Lupert LLP, One Rockefeller Plaza, New York, New York 10020 and Ullmann at P.O. Box 133, Miller Road, Mount Tremper, New York 12457, of such service.

  15. Ullmann and the Companies agree that each will cooperate fully with the other in connection with any existing or future litigation against Ullmann or the Companies, whether administrative, civil or criminal in nature, in which and to the extent Ullmann or the Companies, as the case may be, deem the other's cooperation necessary.

  16. The failure of Ullmann or the Companies to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver thereof or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

  17. Ullmann acknowledges that he has been offered more than twenty-one (21) days from the date he received this Agreement within which to consider its terms, and that he has been advised that during such period he should consult an attorney regarding the terms of this Agreement. Ullmann acknowledges that he has consulted with and been advised by attorneys of his own choosing regarding the terms of this Agreement. Ullmann further acknowledges that his signature below indicates that he is entering into this Agreement freely, knowingly and voluntarily with a full understanding of its terms. The terms of this Agreement shall not become effective or enforceable until seven
(7) days following the date of its execution, during which time Ullmann may revoke the Agreement by notifying the Companies in writing, by registered letter delivered to the attention of the undersigned representative of the Companies, provided, however, that Ullmann's acknowledgment of his resignation as President and member of the executive committee of the Board of Directors of

WellCare shall become effective immediately. This Agreement constitutes the entire agreement between Ullmann and the Companies, and supersedes and cancels all prior oral and written agreements, if any, between Ullmann and the Companies.

  18. If any of the provisions, terms or clauses of this Agreement are declared illegal, unenforceable or ineffective in a legal forum, those provisions, terms and clauses shall be deemed severable, such that all other provisions, terms and clauses of this Agreement shall remain valid and binding upon both parties.

  19. Ullmann acknowledges and agrees that the restrictions and agreements contained in paragraphs 11 and 13 of this Agreement, in view of the nature of Ullmann's position and of the Companies' business, are reasonable and necessary in order to protect the Companies' legitimate interests, and that any violation thereof would result in irreparable injuries to the Companies which would not be readily ascertainable or compensable in terms of money, and therefore Ullmann further acknowledges that, in the event Ullmann violates any of these restrictions, the Companies shall be entitled to obtain from any court of competent jurisdiction temporary, preliminary and permanent injunctive relief as well as damages, which rights shall be cumulative and in addition to any other rights or remedies to which it may be entitled. Ullmann further agrees that if it is determined that he has materially breached the terms of any or all of the aforesaid paragraphs, the Companies shall be entitled to recover from Ullmann all costs and reasonable attorneys' fees incurred as a result of the Companies' attempt to redress such breach or to enforce the Companies' rights and protect the Companies' legitimate interests. If it is determined that Ullmann has not materially breached the terms of any or all of the aforesaid paragraphs, Ullmann shall be entitled to recover all costs and reasonable attorneys' fees incurred as a result of the litigation by the Companies.

  20. The law of the State of New York will control any questions concerning the validity and interpretation of this Agreement, without regard to principles of conflicts of law.

  21. Should a dispute arise as to the interpretation or implementation of this Agreement, the parties agree to submit the dispute to, and be bound by the decision of, a panel of three arbitrators, one to be selected by each party and the third to be selected by the first two. If the two party-selected arbitrators cannot agree on a third arbitrator, then the president of JAMS/Endispute Inc. shall select the third arbitrator under its rules. The arbitration shall be a private arbitration conducted by reference to the rules of the American Arbitration Association. The parties to this Agreement shall share the cost of the arbitration equally, but the arbitrators shall have the authority to award costs and reasonable attorneys' fees in their discretion. The parties agree that the neutral arbitrator shall be selected within ten (10) calendar days of service of a notice of arbitration, and that the arbitration shall commence within twenty-one (21) days thereafter. The arbitrators shall render their award promptly after the closing of the hearing.

  22. This Agreement shall be binding upon and inure to the benefit of the Companies, their successors and assigns, and shall inure to the benefit of and be binding upon Ullmann, his administrators, executors, legatees, heirs and assigns.

  23. This Agreement may not be changed or altered, except by a writing signed by Ullmann and an authorized officer of each of the Companies.

Dated: October 10, 1996       /s/ Edward A. Ullmann
                              Edward A. Ullmann

STATE OF NEW YORK     )
                      ) ss.:
COUNTY OF NEW YORK    )

  On this 10th day of October, 1996, before me personally came Edward A. Ullmann, to me known to be the individual described in the foregoing instrument, who executed the foregoing instrument in my presence, and who duly acknowledged to me that he executed the same.
                    /s/ Robert L. Plotz
                    Notary Public

                    ROBERT L. PLOTZ
                    Notary Public, State of New York
                    No. 24-4980164
                    Qualified in Kings County
                    Commission Expires April 15, 1997

                    THE WELLCARE MANAGEMENT GROUP, INC.

Dated: October 16, 1996  By:  /s/ Robert W. Morey
                    Name: Robert W. Morey
                    Title: CEO and Board Chairman

STATE OF NEW YORK     )
                      )  ss.:
COUNTY OF ULSTER      )

  On this 16th day of October, 1996, before me personally came Robert W. Morey, to me known, who being by me duly sworn, did depose and say that he is CEO and Board Chairman of The WellCare Management Group, Inc., the corporation described in and which executed the foregoing instrument; that he is duly authorized to execute said instrument on behalf of said corporation, and that s/he executed said instrument pursuant to that authority.

                    /s/ Jerrold I. Ehrlich
                    Notary Public
JERROLD I. EHRLICH
NOTARY PUBLIC, State of New York
No. 31-4690822
Qualified in New York County
Commission Expires November 30, 1997

                    WELLCARE OF NEW YORK, INC.

Dated: October 16, 1996  By: /s/ Marystephanie Corsones
                    Name: Marystephanie Corsones
                    Title: Treasurer

STATE OF NEW YORK     )
                      )  ss.:
COUNTY OF ULSTER      )

     On this 16th day of October, 1996, before me personally came Marystephanie Corsones, to me known, who being by me duly sworn, did depose and say that she is Treasurer of WellCare of New York, Inc., the corporation described in and which executed the foregoing instrument; that s/he is duly authorized to execute said instrument on behalf of said corporation, and that s/he executed said instrument pursuant to that authority.

                    /s/ Jerrold I. Ehrlich
                    Notary Public

JERROLD I. EHRLICH
NOTARY PUBLIC, State of New York
No. 31-4690822
Qualified in New York County
Commission Expires November 30, 1997

                    WELLCARE OF CONNECTICUT, INC.

Dated: October 16, 1996  By: /s/ Douglas A. Hayward
                    Name: Douglas A. Hayward
                    Title: President and CEO

STATE OF CONNECTICUT   )
                       )  ss.:
COUNTY OF ULSTER       )

     On this 16th day of October, 1996, before me personally came Douglas A. Hayward, to me known, who being by me duly sworn, did depose and say that he is President and CEO of WellCare of Connecticut, Inc., the corporation described in and which executed the foregoing instrument; that he is duly authorized to execute said instrument on behalf of said corporation, and that s/he executed said instrument pursuant to that authority.

                    /s/ Jerrold I. Ehrlich
                    Notary Public
JERROLD I. EHRLICH
NOTARY PUBLIC, State of New York
No. 31-4690822
Qualified in New York County
Commission Expires November 30, 1997

[TYPE]         EX-10.4b
[DESCRIPTION]  MATERIAL CONTRACTS

10.4b     Copy of Voluntary Separation Agreement
          and Release dated October 24, 1996 between
          Registrant and Robert E. Goff

       VOLUNTARY SEPARATION AGREEMENT AND RELEASE

  This memorandum dated October 24, 1996, sets forth the terms and conditions of the Voluntary Separation Agreement and Release ("Agreement") between Robert E. Goff, on his own behalf and on behalf of his estate, heirs, executors, administrators, attorneys, successors and assigns (hereinafter collectively referred to as "Goff"), and The WellCare Management Group, Inc. ("WellCare"), and WellCare of New York, Inc. ("WCNY"). For purposes of this Agreement the term "Companies" shall mean WellCare of New York, Inc., WellCare of Connecticut, Inc. ("WC Conn"), WellCare Development, Inc. ("WCDEV"), Agente Benefit Consultants, Inc. ("ABC"), and WellCare Medical Management ("WCMM") and their parent(s), agencies, subsidiaries, related companies and divisions and their respective successors, assigns, representatives, agents, officers, directors, shareholders, and employees, whether current or former.
  WHEREAS, Goff agrees to voluntarily resign as Executive Director of WCNY, and as an Officer and Director of WCNY and from any and all Committees or positions of, and, or with WCNY; as President and Director of WCMM and from any and all Committees or positions of, and or with WCMM; as Executive Vice President of The WellCare Management Group, Inc., Trustee on the 401K Pension plan of The WellCare Management Group, Inc.; as a Director of the Board of WC Conn. and from any and all Committees or positions of, and or with WC Conn., as a member of any and all Committees or positions of, and with WellCare Development.

     NOW THEREFORE, in consideration of the mutual covenants and undertakings set forth herein, Goff and the Companies agree as follows:

  1. Goff hereby confirms his voluntary resignation of his employment with and/or positions with the Companies effective October 24, 1996. The Employment Contract dated January 1, 1994 and amended on July 16, 1995 and June 26, 1996 by and between WellCare and Goff ("Employment Contract") is terminated as of October 24, 1996 including but not limited to each of the positions set forth in the whereas clause above. Goff will receive payments equal to his current salary, less applicable deductions, through October 24, 1996. Goff will also receive a check in the amount of $3,630.20, less applicable deductions, which shall represent the amount of his accrued unused vacation. The Companies shall have no further obligation to Goff under the Employment Contract.

  2. As consideration for Goff's release of any and all claims against the Companies as set forth in paragraph 4 herein, WellCare agrees to provide Goff eight (8) days after his execution of this Agreement provided he does not breach the terms of this Agreement, or revoke his signature as set forth in paragraph 16 herein with the following:

  a. payments totaling $18,670.08 to be paid in equal installments on a bi-weekly basis, for the period of October 25, 1996 through December 31, 1996, less applicable deductions;

  b. payments totaling $26,654.04 to be paid in equal installments on a bi-weekly basis for the period of January 1, 1997 through March 28, 1997, less applicable deductions, provided, however that in the event Goff secures alternative employment (including self-employment), the payments set forth in this paragraph shall be reduced to the extent of income derived from said employment. Goff agrees to notify the Chief Operating Officer of WellCare within three days (in writing) of any such employment (including self-employment), and his compensation including all bonus and incentive payments.

  c. monthly payments each in the amount of $700.00, less applicable deductions, for the period from November 1, 1996 through March 28, 1997, payable on the last day of each month. Said payments are intended to reimburse Goff for the rental of office space during this period.

  d. use of a WellCare automobile through October 28, 1996 (including continued lease payments and reimbursement for the costs of auto insurance and service). In lieu of continued use of said automobile in November and December 1996, WellCare will provide Goff with monthly payments in the amount of $699.00, less applicable deductions, payable on the last day of each month.

  e. group health plan and dental coverage for Goff and his covered beneficiaries pursuant to applicable law for the period of October 25, 1996 through March 28, 1997. After that date, Goff will be allowed to continue such coverage at his own expense in accordance with applicable law.

  f. continuation of Goff's existing Executive Life Insurance coverage and Executive Long-Term Disability Insurance coverage for the period of October 25, 1996 through March 28, 1997;

  g. WellCare agrees to indemnify Goff in accordance with and subject to the limitations set forth in the Certificate of Incorporation and the By-Laws of the Companies and the applicable state law of the jurisdiction of incorporation of the Companies.

  h. provide Goff with a written recommendation on its letterhead in the form annexed hereto as Exhibit A. In response to any inquiry concerning Goff's employment with the Companies, the Companies will provide a copy of the letter annexed as Exhibit
     A. To be subject to this obligation, any such inquiries must be in writing and addressed to: Joseph R. Papa, Chief Operating Officer, The WellCare Management Group, Inc., PO Box 4059, Kingston, NY 12402.

  3. During the period from October 25, 1996 through March 28, 1997 Goff shall be available to answer questions from time to time relating to those services Goff performed prior to his voluntary resignation. In no event shall Goff be required to perform services in excess of the equivalent of ten (10) full business days during this period. Such services shall be performed at the sole discretion and specific request of Chief Operating Officer, Joseph Papa, or his designee; however, Goff shall not hold himself out as an employee of the Companies during this period nor shall any employment relationship exist between Goff and the Companies after October 24, 1996, and Goff specifically acknowledges that no such employment relationship exists.

  4. In exchange for the payments and benefits set forth above in paragraph 2 and for other good and valuable consideration, Goff hereby releases the Companies from any and all liability for any claims against the Companies as of the date of his execution of this Agreement, whether known or unknown to him, which may arise under express or implied contract, federal, state or local statute, executive order, law, ordinance, tort or other obligations arising out of public policy. This release includes but is not limited to any claims for discrimination on the basis of race, color, sex, national origin, religion, disability, age, marital status and veteran status, including but not limited to any claims arising under Title VII of the Civil Rights Act of 1964, the Civil Rights Acts of 1991, the Age Discrimination in Employment Act of 1967, as amended by the Older Workers Benefit Protection Act of 1990, the Family and Medical Leave Act of 1993, the Americans With Disabilities Act of 1990, the Fair Labor Standards Act of 1938, the New York State Human Rights Law and all claims for workers' compensation, wages, monetary or equitable relief, vacation, other employee fringe benefits, benefit plans, medical plans, 401(k) plan, stock options plans or attorneys' fees. This Agreement does not constitute any admission by the Companies that they have violated any such law or legal obligation with respect to any aspect of Goff's employment or termination therefrom.

  5. Goff represents, warrants and acknowledges that the Companies owe him no wages, commissions, bonuses, sick pay, personal leave pay, severance pay, vacation pay or other compensation or payments or forms of remuneration of any kind or nature, other than that specifically provided for in Section 1 of this Agreement. WellCare hereby agrees to reimburse Goff for any business expenditures approved by the Chief Operating Officer which are incurred up to and including October 24, 1996, as well as travel expenses occurred for
the ten (10) business days referred to in Section 3 herein.   Goff
further acknowledges and agrees that any and all stock options which he may be eligible to exercise or those which he may be eligible to exercise in the future, including but not limited to those pursuant to The WellCare Management Group, Inc.'s Incentive Stock Option Agreements agreed to and accepted on July 1, 1993 and August 10, 1995, expire as of October 24, 1996, the date of his voluntary resignation from employment.

  6. Goff agrees that during the period from October 25, 1996 through March 28, 1997 within the service areas of plans managed by the Companies, he will not directly or indirectly enter into the employment of or render services to any other person, corporation, or health-related service company engaged in a similar type business as the Companies, as an individual party, director, officer, principal, agent, employee or in any other relationship or capacity whatsoever, without the written consent of the Companies. Such consent shall not be unreasonably withheld.

  7. Goff represents and agrees that: (a) he has not filed or caused to be filed any lawsuits against the Companies in any court whatsoever; (b) he has not filed or caused to be filed any charges or complaints against the Companies with any municipal, state or federal agency charged with the enforcement of any law; and (c) pursuant to and as a part of Goff's complete, total and irrevocable release and discharge of the Companies, Goff agrees, to the fullest extent permitted by law, not to file or cause to be filed a charge, complaint, grievance or demand for arbitration in any forum or assist or otherwise participate willingly or voluntarily in any claim, arbitration, suit, action, investigation or other proceeding of any kind which relates to any matter that involves the Companies and that occurred on or before the date of Goff's execution of this Agreement.

  8. The terms, contents or execution of this Agreement, any claims that have been or could have been raised against the Companies as of the date of execution of this Agreement, and the facts and circumstances underlying any such claims shall not be admissible in any litigation, arbitration or proceeding in any forum for any purpose other than to secure enforcement of the terms and conditions of this Agreement, except as required by law.

  9. Goff agrees that he shall not disparage, criticize or otherwise speak or write of the Companies in a manner that encourages any adverse action against the Companies. Goff further agrees that under no circumstances will he disclose or cause to be disclosed to the media any information relating to the Companies or its operations.

  10. Goff agrees that he will not disclose, or cause to be disclosed in any way, any confidential information, trade secrets or other proprietary information which Goff in any way acquired during his employment with the Companies. Goff may speak and write about his experience in the health-related services industry so long as he does not disclose confidential information, trade secrets or proprietary information of the Companies in violation of the preceding sentence. It is understood and agreed that all books, handbooks, manuals, files, papers, memoranda, letters, facsimile or other communications which Goff has in his possession that were written, authorized, signed, received or transmitted during his employment are and remain the property of the Companies and, as such, are not to be removed from the Companies' offices. In addition, any such materials which Goff possesses, but which are not in the Companies' offices are to be returned immediately. Further, Goff agrees that he will return his credit cards (and pay any balances on said credit cards), building keys and security badges, laptop computer and any other items, equipment or other such property of the Companies to the WellCare Human Resources Department prior to October 25, 1996. It is hereby acknowledged that Goff has returned his keys, security badges, laptop computer and has paid any outstanding balances on his credit card. Goff further agrees to return the aforementioned WellCare automobile, on the morning of October 28, 1996. If he does not do so, all payments and benefits to which he is entitled pursuant to paragraph 2 shall cease.

  11. Upon service on Goff, or anyone acting on his behalf, of any subpoena, order, directive or other legal process requiring Goff to engage in conduct encompassed within paragraphs 7, 8, 9, or 10 of this Agreement, Goff or his attorney shall immediately notify Seth I. Truwit, Esq., Epstein, Becker & Green, P.C., 250 Park Avenue, New York, New York 10177 and Joseph R. Papa, Chief Operating Officer of such services.

  12. Goff further agrees that he will cooperate fully with the Companies in connection with any existing or future litigation against the Companies, whether administrative, civil or criminal in nature, in which and to the extent the Companies deems his cooperation necessary. WellCare shall reimburse Goff for his time at a reasonable hourly rate to be agreed upon by the parties (the lesser of his per hour wage at any new employment or $112.82 per hour, and for any reasonable and necessary out-of-pocket expenses incurred by Goff, in connection with the provision of services described in this paragraph, upon receipt of itemized statements of such services and/or expense; provided, however, that WellCare will not reimburse

Goff for his time spent testifying before any arbitral, administrative, judicial, legislative or other body or agency.

  13. Goff agrees that he will not at any time in the future seek employment, reemployment or reinstatement with the Companies, and hereby waives any right that may accrue to him from any rejection of any such application for employment therefrom that he may make, notwithstanding this provision. By this Agreement, Goff intends to remove himself from consideration for future employment with the Companies. Goff's execution of this Agreement shall constitute good and sufficient cause to reject any application Goff may make notwithstanding this provision.

  14. WellCare represents and agrees that (a) it has not filed or caused to be filed any lawsuits against Goff in any court whatsoever; (b) it has not filed or caused to be filed any charges or complaints against Goff with any municipal, state or federal agency charged with the enforcement of any law. In the event WellCare receives any subpoena, order, directive or other legal process directed to or naming Goff as an individual defendant WellCare will promptly notify Goff of the receipt of such process.

  15. The failure of Goff or the Companies to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver thereof or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

  16. Goff acknowledges that he has been offered up to twenty-one (21) days from the date he received this Agreement within which to consider its terms, and that he has been advised that during such period he should consult an attorney regarding the terms of this Agreement. Goff further acknowledges that his signature below indicates that he is entering into this Agreement freely, knowingly and voluntarily with a full understanding of its terms. The terms of this Agreement shall not become effective or enforceable until seven
(7) days following the date of its execution, during which time Goff may revoke the Agreement by notifying the Companies in writing, by registered letter delivered to the attention of the undersigned representative of the Companies. This Agreement constitutes the entire agreement between Goff and the Companies, and supersedes and cancels all prior oral and written agreements, if any, between Goff and the Companies.

  17. If any of the provisions, terms or clauses of this Agreement are declared illegal, unenforceable or ineffective in a legal forum, those provisions, terms and clauses shall be deemed severable, such that all other provisions, terms and clauses of this Agreement shall remain valid and binding upon both parties.

  18. Goff acknowledges and agrees that the restrictions and agreements contained in paragraphs 6, 7, 8, 9, and 10 of this Agreement, in view of the nature of Goff's position and the Companies' business, are reasonable and necessary in order to protect the Companies' legitimate interests, and that any violation thereof would result in irreparable injuries to the Companies which would not be readily ascertainable or compensable in terms of money, and therefore Goff further acknowledges that, in the event Goff violates any of these restrictions, the Companies shall be entitled to obtain from any court of competent jurisdiction temporary, preliminary and permanent injunctive relief as well as damages, which rights shall be cumulative and in addition to any other rights or remedies to which it may be entitled. Goff further agrees that if it is determined that he has breached the terms of any or all of the aforesaid paragraphs, the Companies shall be entitled to recover from Goff all costs and reasonable attorneys' fees incurred as a result of the Companies' attempt to redress such breach or to enforce the Companies' rights and protect the Companies' legitimate interests.

  19. The law of the State of New York will control any questions concerning the validity and interpretation of this Agreement, without regard to principles of conflicts of law. The parties agree that any dispute concerning the enforcement or interpretation of this Agreement shall be submitted to the American Arbitration Association for resolution and subject to its rules and procedures, except as set forth in paragraph 18 above.

  20. This Agreement may not be changed or altered, except by a writing signed by Goff and an authorized officer of the Companies.

Dated: 10-24-96          /s/ Robert E. Goff
                        Robert E. Goff
State of New York   )
County of Ulster    ) ss.:

  On this 24th day of October, 1996, before me personally came Robert E. Goff, to me known to be the individual described in the foregoing instrument, who executed the foregoing instrument in my presence, and who duly acknowledged to me that he executed the same.

                    /s/ Judy L. Johnson
                    Notary Public
JUDY L. JOHNSON
Notary Public, State of New York
Reg. No. 5022167
Qualified in Dutchess County
Commission Expires Jan. 03, 1998

                    THE WELLCARE MANAGEMENT GROUP, INC.

Dated: October 24, 1996  By:  /s/ Joseph R. Papa
                    Name:     Joseph R. Papa
                    Title:President/COO

STATE OF NEW YORK   )
                    )    ss:
COUNTY OF ULSTER    )

  On this 24th day of October, 1996, before me personally came Joseph R. Papa, to me known, who being by me duly sworn, did depose and say that he is President/COO of The WellCare Management Group, Inc., the corporation described in and which executed the foregoing instrument; that he is duly authorized to execute said instrument on behalf of said corporation, and that he executed said instrument pursuant to that authority.
                    /s/ Jeannine G. Earl
                    Notary Public

                    JEANNINE G. EARL
                    Notary Public, State of New York
                    No. 4937485
                    Qualified in Ulster County
                    Commission Expires July 25, 1998

                    WELLCARE OF NEW YORK, INC.

Dated: October 24, 1996 By:   /s/ Marystephanie Corsones
                    Name:     Marystephanie Corsones
                    Title:Treasurer

STATE OF NEW YORK   )
                    )    ss:
COUNTY OF ULSTER    )

  On this 24th day of October, 1996, before me personally came Marystephanie Corsones, to me known, who being by me duly sworn, did depose and say that she is Treasurer of WellCare of New York, Inc., the corporation described in and which executed the foregoing instrument; that she is duly authorized to execute said instrument on behalf of said corporation, and that she executed said instrument pursuant to that authority.

                    /s/ Jeannine G. Earl
                    Notary Public

                    JEANNINE G. EARL
                    Notary Publuc, State of New York
                    No. 4937485
                    Qualified in Ulster County
                    Commission Expires July 25, 1998

[TYPE]         EX-10.8b
[DESCRIPTION]  MATERIAL CONTRACTS

10.8b Copy of Separation from Employment Agreement dated September 19, 1996, between Registrant and Peter G. Kraft

                      CONFIDENTIAL

September 19, 1996

Mr. Peter G. Kraft
RR 1 Box 10
Glenford, NY 12433

     Re:  Separation From Employment

Dear Peter:

     This letter sets forth the agreement reached concerning the change of your employment status with The WellCare Management Group, Inc., including its subsidiaries and affiliated corporations, and their respective current and former successors, assigns, representatives, agents, shareholders, officers, directors and employees ("WellCare" or "the Company").

  1. Subject to the terms and conditions hereof, you shall resign your position with WellCare effective September 20, 1996. The Employment Contract by and between The WellCare Management Group,
Inc. and Peter G. Kraft effective January 1, 1995 and amended June
14, 1995 and June 11, 1996 ("Employment Contract") and all obligations of the parties under said Employment Contract shall terminate as of
September 20, 1996.   WellCare will continue your current salary of
$65,520.00, less applicable deductions, through September 20, 1996. WellCare will also provide you with a check in the amount of $2,637.60, less applicable deductions, which represents the value of your accrued unused vacation through September 20, 1996.

  2. During the period from September 21, 1996 through December 21, 1996 you shall be available to perform services for the Company consistent with those services you performed prior to your termination. Such services shall be performed at the sole discretion and specific request of Chief Operating Officer, Joseph Papa, or his designee; however, you shall not hold yourself out as an employee of WellCare during this period nor shall any employment relationship exist between you and WellCare after September 20, 1996.

  3. In consideration for signing this Agreement and in exchange for the promises, covenants and waivers set forth herein, WellCare will provide you, upon your execution of this Agreement, provided you do not breach the terms of this Agreement, with the following: payments totaling $70,000, to be paid in equal installments on a bi-weekly basis, for a period of 12 months, through September 21, 1997, less applicable deductions; group health plan and dental coverage, pursuant to the Consolidated Omnibus Budget Reconciliation Act of
1985 ("COBRA"), and to maintain at its expense your existing Executive Life Insurance Coverage and Executive Long-Term Disability Insurance Coverage for a period of 12 months through September 21, 1997 less applicable deductions; the use of a Company automobile for the months of October 1996 and November 1996 (including continued lease payments and reimbursement for the costs of auto insurance and service).

  4. In exchange for WellCare providing you with the above-referenced payments and benefits and other good and valuable consideration, you hereby waive all claims against WellCare and release and discharge WellCare from liability for any claims or damages that you ever had, now have, or which may arise in the future regarding any matter arising on or before the date of your execution of this Agreement, whether known or unknown to you including, but not limited to, any claims arising out of your employment relationship or termination of employment with WellCare, or violations of any federal, state or local fair employment practices law, including but not limited to, any claims for discrimination on the basis of race, color, sex, national origin, religion, disability, age, marital status and veteran status, including but not limited to any claims arising under Title VII of the Civil Rights Act, the Civil Rights Act of 1991, the Civil Rights Act of 1866, 42 U.S.C. 1981, the
Americans With Disabilities Act, the Family and Medical Leave Act, the New York State Human Rights Law, the Employee Retirement Income
Security Act, or any other employee relations statute, rule, executive order, law or ordinance, tort, express or implied contract, public policy, or other obligations or any rights under any Company bonus, pension, welfare or stock plans, including all claims for workers compensation, wages, monetary or equitable relief or vacation pay. You understand that the consideration provided to you under the terms of this Agreement does not constitute an admission by WellCare that it has violated any such law or legal obligation.

  5. You represent, warrant and acknowledge that WellCare owes you no wages, commissions, bonuses, sick pay, personal leave pay, severance pay, vacation pay or other compensation or payments or forms of remuneration of any kind or nature, other than that specifically provided for in this Agreement. You further acknowledge and agree that any and all stock options which you may be eligible to exercise or those which you may be eligible to exercise in the future, including but not limited to those pursuant to The WellCare Management Group, Inc.'s Incentive Stock Option Agreements agreed to and accepted on July 14, 1993 and January 31, 1995, expire as of September 20, 1996, the date of your termination from employment.

  6. You agree that you will not disclose, or cause to be disclosed in any way, any confidential information, trade secrets or other proprietary information which you in any way acquired during your employment with WellCare including but not limited to the generality of the foregoing, the names of any of its customers, the prices it obtains or has obtained, or at which it sells or has sold its products, or any other information of, about, or concerning the business of the employer, its manner of operation, its plans, processes, or other data of any kind, nature, or description, without regard to whether any or all of the foregoing matters would be deemed confidential material, or important, the parties hereto stipulating that as between them, the same are important, material, and confidential, and gravely effect the successful conduct of the business of the employer and its goodwill, and that any breach of the terms of this paragraph is a material breach hereof. It is understood and agreed that all books, handbooks, manuals, files, papers, memoranda, letters, facsimile or other communications which you have in your possession that were written, authorized, signed, received or transmitted during your employment are and remain the property of WellCare and, as such, are not to be removed from WellCare's offices. In addition, any such materials which you possess, but which are not in WellCare's offices, are to be returned immediately. Further, you agree that you will return your Company credit cards (and pay any balances on said credit cards to the

Company), car phone, building keys and security badges, laptop computer and any other Company items, equipment or other such property to the WellCare Human Resources Department prior to September 20, 1996. You further agree to return the aforementioned Company automobile on the morning of November 29, 1996.

  7. You agree that during the period in which you are receiving payments pursuant to this Agreement as set forth above, you will not directly or indirectly enter into the employment of or render services to any other person, corporation, or health-related service company engaged in a similar type business as WellCare as an individual party, director, officer, principal, agent, employee or in any other relationship or capacity whatsoever, without the written consent of WellCare. Such consent shall not be unreasonably withheld.

  8. The terms, contents or execution of this Agreement, any claims that have been or could have been raised against WellCare as of the date of execution of this Agreement, and the facts and circumstances underlying any such claims shall not be admissible in any litigation, arbitration or proceeding in any forum for any purpose other than to secure enforcement of the terms and conditions of this Agreement, except as required by law.

  9. By executing this Agreement, you further agree that you have not and will not institute, assist or otherwise participate willingly or voluntarily in any complaint, claim, charge, lawsuit, administrative agency proceeding, or action at law or otherwise against WellCare with respect to any act, omission, transaction or occurrence up to and including the date of your execution of this Agreement.

  10. You agree not to issue any communication, written or otherwise, that disparages, criticizes or otherwise reflects adversely or encourages any adverse action against WellCare, except if testifying truthfully under oath pursuant to any lawful court order or subpoena or otherwise responding to or providing disclosures required by law.

     You agree not to disclose the terms, contents or execution of this Agreement or the facts and circumstances underlying this Agreement, except in the following circumstances:

          a. You may disclose the terms of this Agreement to your immediate family, so long as such family member agrees to be bound by the confidential nature of this Agreement;

          b. You may disclose the terms of this Agreement to (i) your tax advisors so long as such tax advisors agree in writing to be bound by the confidential nature of this Agreement (ii) taxing authorities if requested by such authorities and so long as they are advised in writing of the confidential nature of this Agreement or
(iii) your legal counsel; and

          c. Pursuant to the order of a court or governmental agency of competent jurisdiction, or for purposes of securing enforcement of the terms and conditions of this Agreement.

  11. Upon service on you, or anyone acting on your behalf, of any subpoena, order, directive or other legal process requiring you to engage in conduct encompassed within paragraphs 6, 8, 9, or 10 of this Agreement, you or your attorney shall immediately notify Joseph

Papa, Chief Operating Officer and Seth I. Truwit, Esq., Epstein,
Becker & Green, P.C., 250 Park Avenue, New York, New York 10177, of such service.

  12. You further agree that you will cooperate fully with WellCare in connection with any existing or future litigation against WellCare, whether administrative, civil or criminal in nature, in which and to the extent WellCare deems your cooperation necessary.

  13. You agree that you will not at any time in the future seek employment, reemployment or reinstatement with WellCare, and hereby waive any right that may accrue to you from any rejection of any such application for employment therefrom that you may make, notwithstanding this provision. By this Agreement, you intend to remove yourself from consideration for future employment with WellCare. Your execution of this Agreement shall constitute good and sufficient cause to reject any application you may make notwithstanding this provision.

  14. The failure of you or WellCare to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver thereof or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

  15. You acknowledge and agree that the restrictions and agreements contained in paragraphs 6, 7, 8, 9 and 10, of this Agreement, in view of the nature of your position and of WellCare's business, are reasonable and necessary in order to protect WellCare's legitimate interests, and that any violation thereof would result in irreparable injuries to WellCare which would not be readily ascertainable or compensable in terms of money, and therefore you further acknowledge that, in the event you violate any of these restrictions, WellCare shall be entitled to obtain from any court of competent jurisdiction temporary, preliminary and permanent injunctive relief as well as damages, which rights shall be cumulative and in addition to any other rights or remedies to which it may be entitled. You further agree that if it is determined that you have breached the terms of any or all of the aforesaid paragraphs, WellCare shall be entitled to recover from you all costs and reasonable attorney's fees incurred as a result of WellCare's attempt to redress such breach or to enforce WellCare's rights and protect its legitimate interests.

  16. You acknowledge that you are entering into this Agreement freely, knowingly, and voluntarily, with a full understanding of its terms. This Agreement constitutes the entire Agreement between WellCare and you, and supersedes and cancels all prior written and oral agreements, if any, between WellCare and you.

  17.     This Agreement may not be changed or altered, except by
a writing signed by an authorized officer of WellCare and you. This Agreement is entered into in the State of New York and the laws of the State of New York will apply to any dispute concerning it. If any clause of this Agreement should ever be determined to be unenforceable, it is agreed that this will not affect the enforceability of any other clause or the remainder of this Agreement.
                         Very truly yours,
                         /s/ Joseph R. Papa
                         Joseph R. Papa, COO

AGREED AND ACCEPTED:

By:  /s/ Peter G. Kraft         Date:   9/19/96
  Peter G. Kraft


On this 19th day of September, 1996
before me personally came
Peter G. Kraft, to me known
and known to me to be the individual
described in and who executed the
foregoing agreement, and duly
acknowledged to me that he
executed the same.

  /s/ Judy L. Johnson
         Notary Public

  Judy L. Johnson
  Notary Public, State of New York
  Reg. No. 5022167
  Qualified in Dutchess County
  Commission Expires Jan. 03, 1998

[TYPE]         EX-10.52
[DESCRIPTION]  MATERIAL CONTRACTS

EX-10.52  Copy of Employment Agreement dated
          September 1, 1996 between Registrant
          and Joseph R. Papa

                  EMPLOYMENT AGREEMENT

  EMPLOYMENT AGREEMENT dated September 1, 1996 (the "Employment Agreement" or "Agreement"), by and among THE WELLCARE MANAGEMENT GROUP, INC., a New York corporation with its principal place of business at Park West/Hurley Avenue Extension, Kingston, New York 12401 (the "Company"), and Joseph R. Papa, residing at 40 Patten Lane, Long Branch, New Jersey 07740 (the "Employee").

                  W I T N E S S E T H:

  WHEREAS, the Company desires to employ the Employee and the Employee desires to be employed by the Company.

  NOW, THEREFORE, in consideration of the foregoing premises and the representations, warranties, covenants, and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties hereto, intending to be legally bound, agree as follows:

  1. TERM OF EMPLOYMENT. The Company hereby agrees to employ the Employee, and the Employee hereby accepts such employment with the Company, upon the terms and conditions set forth in this Employment Agreement, for the period commencing on September 1, 1996 (the "Effective Date") and ending August 31, 1999 (the "Expiration Date"), unless sooner terminated in accordance with the provisions of Section 4 (such period being referred to herein as the "Employment Period").

  2. EMPLOYEE'S RESPONSIBILITY AND PERFORMANCE.

     2.1  During the Employment Period, the Employee shall serve in the capacity of and hold the title of Senior Vice President and shall be subject to the supervision of, and shall have such authority as is delegated to him by, the Board of Directors of the Company (the "Board") or the Chief Executive Officer of the Company (the "CEO") consistent with such position. On September 6, 1996 through the remainder of the Employment Period, the Employee shall serve in the capacity of and hold the title of Chief Operating Officer and shall be subject to the supervision of, and shall have such authority as is delegated to him by, the Board or CEO
consistent with such position.   On or before October 15, 1996, the
Employee shall be elected to serve in the capacity of and hold the title of President of the Company. All employees of the Company and its subsidiaries other than the Chief Executive Officer of the Company shall report directly or indirectly to the Employee or his designee; provided, however, that the Chief Financial Officer shall report to both the Employee and the Chairman of the Audit Committee and the current President of the Company shall report to the Chief Executive Officer. The Employee hereby accepts such employment and agrees to undertake the duties and responsibilities normally inherent in such position and such other duties and responsibilities as the Board or the CEO shall from time to time reasonably assign to him consistent with such position. The Employee acknowledges that the New York State Department of Health may require a character and competency review of the Employee pursuant to Section 98.11(j)(4) of the regulations promulgated under Article 44 of the New York Public Health Law.

     2.2 During the Employment Period, the Employee shall devote his full business time and attention to the discharge of his duties and responsibilities hereunder and shall be based in Kingston, New York for the purpose of carrying out his duties under this Agreement, it being understood that the Employee's principal place of residence shall not be in Kingston, New York. Notwithstanding the preceding sentence, the Employee may spend up to ten (10) business days during the period from the September 1, 1996 through December 31, 1996, working on matters related to the transition of the Employee's consulting engagements, with no diminution of salary or benefits under this Agreement. The Employee agrees to abide by the reasonable rules, regulations, instructions, personnel practices and policies of the Company, and any reasonable changes therein which may be adopted from time to time by the Company, as such rules, regulations, instructions, personnel practices and policies may reasonably be applied to senior executives of the Company.

     2.3 During the Employment Period and for a period thereafter, as and to the extent set forth in Section 6.1, the Employee shall not compete with the Company, as specifically provided for in Section 6.

  3. COMPENSATION; BONUS; BENEFITS.

     3.1 Salary. During the Employment Period, the Company shall pay the Employee, in installments consistent with the Company's usual payroll practices, an annual base salary of $300,000, which amount shall be subject to review for increase as provided in this Section 3.1 by the Compensation Committee of the Board. The Compensation Committee of the Board shall review the Employee's annual base salary in July of each year during the Employment Period commencing in 1997 and to consider a merit increase in such annual base salary for the ensuing year of the Employment Period based upon the performance of the Employee during the twelve-month period ended on the immediately preceding June 30. If the Employee's annual base salary is increased in accordance with the provisions of this Section 3.1, it shall be effective as of the September 1 immediately following such review. In the event that the Employee is, or is to be, employed for less than a full payroll installment period, such installment of the annual base salary shall be appropriately adjusted.

     3.2  Stock Options.

     (a) To provide the Employee with an incentive to become employed by the Company, which incentive provides the Employee with a proprietary interest in the Company through ownership of Common Stock, $.01 par value, of the Company (the "Common Stock"), subject to the execution and delivery of stock option agreements, the Company hereby:

     (i) agrees to grant to the Employee on September 1, 1996, a five-year option under the Company's 1993 Incentive and Non-Incentive Stock Option Plan (the "Plan") to purchase 200,000 shares of Common Stock thereunder at an exercise price equal to the greater of (I) $9.50 per share or (II) the closing sale price of the Common

          Stock on August 30, 1996. Such options shall include both incentive and non-incentive stock options, the exact number of incentive options to be equal to (($100,000/per share exercise price of the options) x
          3), with the balance of the options to be non-incentive options. Such options shall have the terms and conditions set forth in the forms of incentive and non-incentive stock option agreements annexed hereto as
          Exhibit 3.2(a)(i).

     (ii) shall grant to the Employee on each of September 1, 1997, September 1, 1998 and September 1, 1999, provided
          (A) the Employee is employed under this Employment Agreement on the immediately preceding August 31 and
          (B) a Change of Control (as defined in Schedule 6.3 annexed hereto) shall not have occurred prior to such date, a five-year option under the Plan to purchase
          30,000 shares of Common Stock under the Plan, at an exercise price equal to the greater of (I) the fair market value of the Common Stock on the date of grant and (II) $15 per share with respect to the option granted on September 1, 1997, $20 per share with respect to the option granted on September 1, 1998, and $25 per share with respect to the option granted on September 1, 1999, respectively. The options subject to grant in September 1997 and 1998 shall be non-incentive options and the options subject to grant in September 1999 shall be incentive and non-incentive options in the amounts of 4,000 and 26,000 shares, respectively (or all non-incentive options if the Employee is not employed by the Company on the date of grant). Such options shall have the terms and conditions set forth in the forms of incentive and non-incentive stock option agreements annexed hereto as

          Exhibit 3.2(a)(ii).

The Company shall use its best efforts to register the shares of Common Stock underlying the options to be granted under this
Section 3.2 under the Securities Act of 1933, as amended, within sixty (60) days following the date hereof by filing a Form S-8 Registration Statement registering those shares issuable upon exercise of options granted under the Plan which have not yet been registered under the Securities Act of 1933, as amended. In the event such registration is not effected, the Company shall grant to the Employee an option to put the options to the Company at such times as they are exercisable, requiring the Company to pay to the Employee an amount equal to the difference between the then fair market value of the Common Stock and the exercise price of the option subject to the put.

     3.3 Benefits. As of the Effective Date and during the Employment Period, the Employee shall be entitled to participate in the benefit programs available to employees in senior management positions at the Company (the "Executive Benefit Plans") from time to time in a manner and amount consistent with the Company's employment policies in effect from time to time.

Such Executive Benefit Plans are listed on Schedule 3.3. The Employee shall be entitled to participate in, and receive the benefits of, any Executive Benefit Plan as of the Effective Date, subject to any eligibility or waiting periods with respect thereto. In addition, during the Employment Period, the Company shall reimburse the Employee for the premiums payable with respect to a term life insurance policy in the face amount of $1,000,000 issued by a nationally recognized life insurance carrier. The Employee shall be entitled to designate the beneficiary or beneficiaries thereunder.

     3.4 Vacation; Sick Leave. During the Employment Period, the Employee shall be entitled to six (6) weeks' paid vacation during each twelve-month period. In the event the Employee fails to utilize the entire six (6) weeks' paid vacation during any such twelve-month period, he may carry over up to five (5) days to be available for use during the immediately subsequent twelve-month period, but in no event other than upon termination of employment shall the Employee be entitled to payment for accrued, but unused, vacation. During the Employment Period, the Employee shall be entitled to sick leave as is consistent with the Company's employment policies in effect from time to time.

     3.5 Reimbursement of Expenses. The Company shall reimburse the Employee for all reasonable expenses incurred or paid by the Employee in connection with, or related to, the business of the Company and the performance of his duties, responsibilities or services under this Employment Agreement, upon presentation by the Employee of documentation, expense statements, vouchers and/or such other supporting information as the Company may reasonably request. Without limiting the foregoing, automobile travel by the Employee between Employee's permanent residence and Kingston, New York shall be reimbursed at the rate of $.30 per mile; provided, however, the parties acknowledge and agree that the Company shall have no obligation to reimburse the Employee for the retention of a driver in connection with such automobile travel.

     3.6 Car Allowance. The Company shall pay to the Employee a car allowance of $550 per month to cover any car the Employee may own or lease which is used in connection with the Company's business in the Kingston, New York area, inclusive of associated expenses which the Employee may incur in connection with such car (e.g., maintenance, repair, insurance, gas and garage).

     3.7 Lodging. The Company shall make available for the sole use of the Employee, and the Employee, while working hereunder in Kingston, New York, shall make use of, an apartment in Kingston, New York leased or owned by the Company, such apartment to be comparable in size to that currently leased by the Company in Kingston, New York and used by Robert W. Morey.

  4. EMPLOYMENT TERMINATION. The employment of the Employee by the Company pursuant to this Employment Agreement may be terminated upon the occurrence of any of the following:

     4.1  Expiration of the Employment Period in accordance with
Section 1.

     4.2 At the election of the Company, for Cause, immediately upon written notice by the Company to the Employee.

For the purposes of this Section 4.2, "Cause" for termination shall be deemed to exist solely in the event of:

     (a) the Employee's willful failure to perform his reasonable responsibilities and duties under this Agreement;

     (b) any material breach of the Employment Agreement by the Employee which is not cured by the Employee within thirty (30) days after written notice by the Company to the Employee setting forth a detailed description of such material breach, or, in the event such a breach cannot be cured within thirty (30) days, the Employee takes reasonable steps to cure such breach and fully cures such breach within a reasonable period of time; or

     (c)  the indictment of the Employee for any felony.

     4.3 At the election of the Company, without Cause, upon not less than forty-five (45) days' prior written notice to the Employee.

     4.4 Immediately upon the death or disability of the Employee. As used in this Employment Agreement, "Disability" shall mean the complete inability to perform the material services contemplated under this Employment Agreement for a period of ninety
(90) consecutive days or one hundred twenty (120) days in any calendar year. A determination of Disability shall be made by a single physician mutually satisfactory to the Employee or his representative and the Company. In the event the parties cannot agree on the selection of a single physician, each party shall designate one physician and such physician shall designate a third physician, in which event the determination of Disability shall be made by a vote of a majority of the panel of physicians.

     4.5 At the election of the Employee, for any reason, upon not less than forty-five (45) days' prior written notice to the Company.

     4.6 At the election of the Employee, for Good Reason, immediately upon written notice by the Employee to the Company.
For the purposes of this Section 4.6, "Good Reason" for termination shall be deemed to exist solely in the event of a material breach of the Employment Agreement by the Company that is not cured by the Company within thirty (30) days after written notice by the Employee to the Company setting forth a detailed description of such material breach, or, in the event such a breach cannot be cured within thirty (30) days, the Company takes reasonable steps to cure such breach and fully cures such breach within a reasonable period of time.

     4.7 At the election of the Company upon ten (10) days' prior written notice to the Employee, if pursuant to the regulations promulgated under Article 44 of the New York Public Health Law, the New York State Department of Health undertakes a character and competency review of the Employee as an officer of the Company, in its capacity as the management contractor of WellCare of New York, Inc. ("WellCare-NY"), and as a result of such review the Company receives notice of a determination that the Employee is of unsatisfactory character, competence or standing in the community.

  5. EFFECT OF TERMINATION.

     5.1 Termination by the Company for Cause or Termination by the Employee. In the event the Employee's employment is terminated pursuant to Section 4.2 or 4.5, the following shall occur:

          (a) the Company shall have no obligation to grant any stock options under Section 3.2(a)(ii) not required to be granted on or prior to the date of termination; and

          (b) the Company shall pay to the Employee the salary and benefits otherwise payable to him under Section 3 through the last day of his actual employment by the Company.

     5.2 Termination by the Company Without Cause or by the Employee With Good Reason. In the event the Employee's employment is terminated pursuant to Section 4.3 or 4.6, the following shall occur:

          (a) the Company shall have no obligation to grant any stock options under Section 3.2(a)(ii) not required to be granted on or prior to the date of termination;

          (b) the Company shall pay to the Employee, within thirty (30) days following the date of termination, a lump sum payment in an amount equal to:

               (i) if the date of termination shall be on or prior to August 31, 1997, two years' base salary at the rate payable at the date of termination under Section 3.1;

               (ii) if the date of termination shall be subsequent to August 31, 1997 but on or prior to August 31, 1998, one year's base salary at the rate payable at the date of termination under
               Section 3.1; or

               (iii) if the date of termination shall be subsequent to August 31, 1998 but on or prior to August 31, 1999, one-half year's base salary at the rate payable at the date of termination under
               Section 3.1; and

          (c) maintain the benefits otherwise payable to the Employee under Section 3 through last day of his actual employment and maintain the benefits generally payable to senior management of the Company from the date of termination until:

               (i) if the date of termination shall be on or prior to August 31, 1997, the date two years following the date of termination;

               (ii) if the date of termination shall be subsequent to August 31, 1997 but on or prior to August 31, 1998, the date one year following the date of termination; or

               (iii) if the date of termination shall be subsequent to August 31, 1998 but on or prior to August 31, 1999, the date six months following the date of termination.

     5.3 Termination for Death or Disability. In the event that the Employee's employment is terminated by the Company pursuant to
Section 4.4, the following shall occur:

          (a) the Company shall have no obligation to grant any stock options under Section 3.2(a)(ii) not required to be granted on or prior to the date of termination; and

          (b) the Company shall pay, in the case of the Employee's death, to the estate or designated beneficiaries of the Employee, or, in the case of the Employee's Disability, to his legal representatives, the salary and benefits to which the Employee would otherwise be entitled under Section 3 through the last day of his actual employment.

     5.4 Termination by the Company following the New York State Department of Health's Non-approval of Character and Competency of the Employee. In the event the Employee's employment is terminated by the Company pursuant to Section 4.7, the following shall occur:

          (a) the Company shall have no obligation to grant any stock options under Section 3.2(a)(ii) not required to be granted on or prior to the date of termination; and

          (b) the Company shall pay to the Employee the salary and benefits otherwise payable to him under Section 3 through the last day of his actual employment by the Company.

     5.5 Mitigation of Damages. The Company agrees that the position, duties and responsibilities of the Employee are unique, and, as a result, agrees that the Employee shall have no duty to mitigate damages upon termination or expiration of his employment hereunder for any reason.

  6. NON-COMPETE.

     6.1 The Employee, whether as employee, partner, joint venturer, officer, director, manager, consultant, advisor, owner
(direct or indirect) of more than one percent (1%) of the stock or equity interest of a corporation or other entity or otherwise, shall not, during the Employment Period and for the period specified in Section 6.3:

          (a) engage directly or indirectly in, or permit any entity controlled by such person or entity to engage directly or indirectly in, any managed health care, health insurance or other business, venture or enterprise (including, without limitation, a self-insured employer, insurer, employee welfare benefit plan, health service corporation or other managed care payor organization, a health maintenance organization, preferred provider organization, physician-hospital organization or provider organization or network, a third-party administrator, an independent practice association, a health care alliance, a hospital or other health care facility, or another individual or entity that, directly or indirectly, provides, finances, manages or administers health care services) that is in competition with any of the businesses carried on by the Company or any of its subsidiaries or affiliates in (i) those areas within the State of New York where the Company is engaged in the delivery of its products and services, or (ii) the State of Connecticut; or

          (b) recruit or otherwise solicit or induce any employee of the Company or any of its subsidiaries (including WellCare-NY and WellCare of Connecticut, Inc. ("WellCare-CT") or affiliates to terminate his employment with, or otherwise terminate his relationship with, the Company or any of its subsidiaries (including WellCare-NY and WellCare-CT) or affiliates, as the case may be.

     6.2 If any restriction set forth in this Section 6 is found by any court of competent jurisdiction to be unenforceable because it extends for too long a period of time, over too great a range of activities, in too broad a geographic area or for any other reason, it shall be interpreted to extend only to the maximum extent, whether period of time, range of activities, geographic area or other terms, as to which it may be enforceable.

     6.3 The covenants set forth in this Section 6 shall terminate upon termination of the employment hereunder, including but not limited to the nonrenewal of employment following the Expiration Date, unless the Employee's employment is terminated without cause by the Company under Section 4.3 or the Employee terminates his employment under Section 4.5, in either of which events the covenants shall survive for the periods set forth herein. In the event the Employee shall terminate his employment under Section 4.5, the covenants set forth in this Section 6 shall survive for a period of two (2) years following the date of termination unless such termination shall occur following a Change of Control, in which event the covenants set forth in this Section 6 shall terminate on the date of termination of employment. In the event the Company shall terminate the employment of the Employee under Section 4.3, the covenants set forth in Section 6 shall survive (i) if the date of termination is on or prior to August 31, 1997, for a period of two (2) years following the date of termination, (ii) if the date of termination is subsequent to August 31, 1997 but on or prior to August 31, 1998, for a period of one (1) year following the date of termination, and (iii) if the date of termination is subsequent to August 31, 1998 but on or prior to August 31, 1999, for a period of six (6) months following the date of termination.

  7. PROPRIETARY INFORMATION.

     7.1 The Employee acknowledges that his relationship with the Company is one of high trust and confidence and that in the course of his employment by the Company he will have access to and contact with "Proprietary Information" (as defined below). The Employee agrees that he will not (except in the performance of his duties for the Company), during the Employment Period or at any time thereafter, disclose, communicate or divulge, in whole or in part, to any person, firm, corporation, association or other entity for any reason or purpose whatsoever, or use for his benefit or the benefit of any such other person, firm, corporation, association or entity, any Proprietary Information. For purposes of this Employment Agreement, "Proprietary Information" shall mean (i) any and all (A) methods, processes, manuals, trade secrets, know-how, inventions and other proprietary information used by the Company or any of its subsidiaries or affiliates in the conduct of their respective businesses, (B)software owned by or under the exclusive license to the Company or any of its subsidiaries or affiliates, and (C) improvements, enhancements, modifications, updates and corrections with respect to any of the foregoing, as and when same are released, (ii) any and all information, data, forms, policies, procedures, manuals, customer lists, documents, files, surveys and materials of any kind created, owned or provided by the Company or any of its subsidiaries or affiliates, (iii) any and all information or data affecting or relating to the business or financial affairs of, or other information relating to, the Company or any of its subsidiaries or affiliates or any customer or client thereof (including, without limitation, the names of its customers, prices and rates, and any health care information pertaining to subscribers thereof), and (iv) any derivative works based on any of the foregoing information, data or materials described in clauses
(i) through (iii) above.

     7.2 The Employee's obligations under Section 7.1 shall not apply to any information that:

          (a) is or becomes available to the general public under circumstances involving no breach by the Employee of the terms of Section 7.1;

          (b) is generally disclosed to third parties by the Company without restriction on such third parties; or

          (c) is approved for release by written authorization of the Board; provided, however, that a breach of any obligation under Section 7.1 shall not be cured by the subsequent occurrence of any of the foregoing exceptions.

     7.3 Upon termination of this Employment Agreement or at any other time upon request by the Company, the Employee shall promptly deliver to the Company all Proprietary Information, including all records, files, memoranda, notes, reports, price lists, customer lists, plans, tapes, computer diskettes and any other documents (and all copies or reproductions of such materials in his possession or control) relating to the business of the Company and its subsidiaries and affiliates.

     8. INJUNCTIVE RELIEF. The restrictions contained in Sections 6 and 7 are necessary for the protection of the business and goodwill of the Company and are considered by the Employee to be reasonable for such purpose. The Employee agrees that any breach or threatened breach of Sections 6 and 7 will cause the Company substantial and irreparable damage and therefore, in the event of any such breach, the remedies at law will be inadequate, and in addition to such other remedies which may be available, the Company shall be entitled to equitable remedies (including an injunction) and such other relief as a court may deem appropriate. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies for such breach or threatened breach.

     9.   REPRESENTATIONS.

     9.1 The Employee hereby represents to the Company that he is legally entitled to enter into this Employment Agreement and to perform the services contemplated herein. The Employee is under no physical or mental disability that would hinder his performance of his duties hereunder and has satisfactorily completed a physical examination prior to the date hereof and furnished the Company with evidence of (upon commercially reasonable terms) his current health, life and disability insurability.

     9.2 The Company hereby represents to the Employee that this Employment Agreement has been duly executed and delivered by the Company and constitutes a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, moratorium, reorganization or other laws of general applicability relating to or affecting the enforcement of creditors' rights. The Company has obtained all necessary corporate approvals of this Agreement, including but not limited to, the provisions of Section 3.2(a)(i) except shareholder approval to approve certain amendments to the Plan. If shareholder approval of the amendments to the Plan are not obtained, the Company shall take all steps reasonably necessary to ensure that the Employee is placed in the same economic position and enjoys the same economic advantages that he would have had if shareholder approval had been so obtained.

  10. NOTICES. All notices and communications hereunder shall be in writing and shall be deemed to be duly given if delivered personally, mailed by certified mail (return receipt requested) or sent by telecopier (confirmed thereafter by certified mail) to the parties at the following addresses or such other addresses as shall be specified by the parties by like notice:
     if to the Company:

     The WellCare Management Group, Inc.
     Park West/Hurley Avenue Extension
     Kingston, NY 12401
     Attention: Robert W. Morey, Chief Executive Officer
     Telecopier Number: (914) 338-0566

     if to the Employee:

     Joseph R. Papa
     40 Patten Lane
     Long Branch, New Jersey  07740
     Telecopier Number: (908) 229-8151

  Notice so given shall (in case of notice so given by certified mail) be deemed to be given and received on the fifth calendar day after posting and (in case of notice so given by telecopier or personal delivery) on the date of actual transmission or (as the case may be) personal delivery.

  11. INDEMNIFICATION. The Company agrees to indemnify the Employee with respect to matters arising in connection with his employment by the Company to the fullest extent permitted by the New York Business Corporation Law. In the event the Employee is a party, witness or otherwise involved in any action, suit or proceeding, the Employee shall have the right to assume his own defense with counsel of his choosing and the expenses incurred by the Employee in defending or otherwise participating in such proceeding shall be paid by the Company as incurred in advance of the final disposition of such matter upon receipt of an undertaking by or on behalf of the Employee to repay the amounts so advanced as, and to the extent, required by paragraph (a) of Section 725 of the New York Business Corporation Law. If required by law, such undertaking shall be secured by collateral reasonably acceptable to the Company. The Company will use its best efforts to obtain and maintain directors' and officers' liability insurance. The Employee shall be covered thereunder and insured up to the maximum individual limits provided by such insurance throughout the term of this Agreement. The Company hereby warrants and represents that the undertakings of payment, indemnification and maintenance of insurance covering the Employee set forth in this Agreement are not in conflict with the Certificate of Incorporation or Bylaws of the Company or with any existing agreement or other corporate action by the Company.

  12. GOVERNING LAW. This Employment Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to conflict of laws provisions. The parties acknowledge their respective covenants of good faith and fair dealing under this Agreement.

  13.     MISCELLANEOUS.

     13.1 Assignment. The obligations of the Employee are personal and may not be assigned by him. This Agreement shall not be assignable by the Company except (i) to a corporation or other entity controlling, controlled by or under common control with the Company, or (ii) to a successor to all or substantially all of the business of the Company or WellCare-NY.

     13.2 Headings. The article and section headings of this Employment Agreement are for convenience of reference only and shall not be deemed to alter or affect provisions hereof.

     13.3 Waivers. Neither the failure nor any delay on the part of either party hereto in exercising any right, power or remedy hereunder shall operate as a waiver thereof or preclude any further or other exercise thereof, or the exercise of any other right, power or remedy. A waiver or consent given by either party on any one occasion shall be effective only in that instance and shall not be construed as a bar or waiver of any right on any other occasion.

     13.4 Binding Effect. Subject to the provisions of Section 13.1, all the terms and provisions of this Employment Agreement shall be binding upon and inure to the benefit of the Employee and the legal representatives of the Employee and the Company and its successors and assigns.

     13.5 Entire Agreement. This Employment Agreement constitutes the entire agreement between the parties and supersedes all prior agreements and understandings, whether written or oral, relating to the subject matter of this Employment Agreement.

     13.6 Validity. The invalidity, illegality, or unenforceability of any particular provision of this Employment Agreement shall not affect any other provisions hereof, and this Employment Agreement shall be construed in all other respects as if such invalid, illegal, and unenforceable provisions were omitted.

     13.7 Counterparts. This Employment Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     13.8 No Conflict. Each of the parties does hereby represent and warrant to the other that nothing herein conflicts with or shall cause a default under any document, agreement, instrument or other writing to which said party is a party or by which said party is bound.

     13.9 Publicity. Neither party shall have the right to disclose to third parties the terms and conditions of this Employment Agreement, including its existence, without the express prior written consent of the other party, except as may be required by applicable law, including United States securities laws, rules and regulations. Neither party shall originate any publicity, news release or public announcement, written or oral, whether to the public or press, stockholders or otherwise, relating to the terms of this Employment Agreement, including its existence, the subject matter to which it relates, performance under it, or any of the specific terms or conditions to any amendment hereto or performance hereunder except such announcements as in the opinion of the counsel for the party making such announcement are required by law. If a party decides to make an announcement which it believes to be required by law with respect to this Employment Agreement, it will give the other party such notice as is reasonably practicable and an opportunity to comment upon the announcement.

     13.10 Pronouns. Whenever the context may require, any pronouns used in this Employment Agreement shall include corresponding masculine, feminine or neuter forms, and the singular forms of nouns and pronouns shall include the plural, and vice versa.

     13.11 Amendment. This Employment Agreement may be amended or modified only by a written instrument executed by both the Company and the Employee.

     13.12 Survival. The provisions contained in Sections 5, 6, 7, 8 and 11 shall survive any expiration or termination of this Employment Agreement.

  IN WITNESS WHEREOF, the parties hereto have executed this Employment Agreement as of the day and year set forth above.

                    THE WELLCARE MANAGEMENT GROUP, INC.

                    By: /s/ Robert W. Morey
                    Robert W. Morey,
                    Chief Executive Officer

                    EMPLOYEE

                    /s/ Joseph R. Papa
                    Joseph R. Papa

                                        Schedule 6.3 to
                                   Employment Agreement

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

     (ii) A majority of the Board shall consist of Persons other than Continuing Directors. The term "Continuing Director" shall mean any member of the Board on the Effective Date and any other member of the Board who shall be recommended or elected to succeed or become a Continuing Director by a majority of Continuing Directors who are then members of the Board.

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

     (vii) The Company ceases to be the beneficial owner, directly or indirectly, of the outstanding shares of capital stock of WELLCARE-NY, entitling the Company to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent of the shareholders of WELLCARE-NY; or

     (viii) Robert W. Morey and The 1818 Fund II, L.P. shall each cease to own at least 50% of the shares of Common Stock and Class A Common Stock (including Conversion Shares) that they own as of the date hereof; provided, however, that for purposes of the foregoing calculation, the number of Conversion Shares shall be based upon the lesser of the existing Conversion Price set forth in the Notes on the date hereof and the Conversion Price agreed to by The 1818 Fund II, L.P. and the Company in any amendment to the Notes.

  For purposes of this Schedule 3.3(c): (a) "Conversion Shares" shall mean the Common Stock issued or issuable upon the conversion of the Notes; (b) "Indebtedness" shall mean as to any Person (i) all obligations of such Person for borrowed money (including without limitation, reimbursement and all other obligations with respect to surety bonds, letters of credit and bankers' acceptances, whether or note matured), (ii) all obligations evidenced by notes, bonds, debentures or similar instruments,
(iii) all obligations to pay the deferred purchase price of property or services, except trade accounts payable and accrued liabilities arising in the ordinary course of business, (iv) all interest rate and currency swaps and similar agreements under which payments are obligated to be made, whether periodically or upon the happening of a contingency, (v) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (vi) all obligations under leases which have been or should be, in accordance with GAAP, recorded as capital leases, (vii) all indebtedness secured by any lien on any property or asset owned or held by that Person regardless of whether the indebtedness secured thereby shall have been assumed by that Person or is non-recourse to the credit of that Person, and (viii) any contingent obligation of the foregoing; (c) "Notes" shall mean the 6.0% Subordinated Convertible Notes due December 31, 2002 of the Company;

(d) "Person" shall mean any individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature;
and (e) "Principal Shareholders" shall mean Edward A. Ullmann and
Robert W. Morey.

                                      Exhibit 3.2(a)(i)

            INCENTIVE STOCK OPTION AGREEMENT

To:  JOSEPH R. PAPA

     We are pleased to notify you that by the determination of the Compensation Committee (hereinafter called the "Committee") an incentive stock option to purchase 29,630 shares of the Common Stock of The WellCare Management Group, Inc. (herein called the "Company") at a price of $10.125 per share has this 1st day of September 1996 been granted to you under the Company's 1993 Incentive and Non-Incentive Stock Option Plan, as amended (herein called the "Plan"). This option is subject to shareholder approval of the amendments adopted by the Board of Directors to the Plan in September 1996. This option may be exercised only upon the terms and conditions set forth below.

1.   Purpose of Option.

  The purpose of the Plan under which this incentive stock option has been granted is to further the growth and development of the Company and its direct and indirect subsidiaries by encouraging key employees, directors, consultants, agents, independent contractors and other persons who contribute and are expected to contribute materially to the Company's success to obtain a proprietary interest in the Company through the ownership of stock, thereby providing such persons with an added incentive to promote the best interests of the Company, and affording the Company a means of attracting to its service persons of outstanding ability.

2.   Acceptance of Option Agreement.

  Your execution of this incentive stock option agreement will indicate your acceptance of and your willingness to be bound by its terms; it imposes no obligation upon you to purchase any of the shares subject to the option. Your obligation to purchase shares can arise only upon your exercise of the option in the manner set forth in Section 4 hereof.

3.   When Option May Be Exercised.

  The option shall be exercisable as follows:

     (i) on the date of grant, up to 33% of the total shares subject to the option;

     (ii) at the end of one year from the date of grant, up to 66% of the total shares subject to the option, provided you are employed by the Company on the date one year from the date of grant; and

    (iii) at the end of two years from the date of grant, up to 100% of the total shares subject to the option, provided you are employed by the Company on the date two years from the date of grant.

  This option shall become immediately exercisable in full upon a Change of Control of the Company (as defined below) provided you are employed by the Company on the date thereof or your employment were terminated without cause by the Company under

Section 4.3 of your employment agreement (the "Employment
Agreement") dated September 1, 1996 within ninety (90) days of the Change in Control. For purposes hereof, a "Change of Control" of the Company shall mean such time as:

     a. Any Person or "group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), other than the Principal Shareholders or The 1818 Fund II, L.P., is or becomes the beneficial owner, directly or indirectly, of outstanding shares of capital stock of the Company, entitling such Person or Persons to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent, of shareholders of the Company (the term "beneficial owner" shall be determined in accordance with Rule 13d-3, promulgated by the Securities Exchange
Commission under the Exchange Act);

     b. A majority of the Board shall consist of Persons other than Continuing Directors. The term "Continuing Director" shall mean any member of the Board on the Effective Date and any other member of the Board who shall be recommended or elected to succeed or become a Continuing Director by a majority of Continuing Directors who are then members of the Board;

     c. The shareholders of the Company shall have approved a recapitalization, reorganization, merger, consolidation or similar transaction, in each case, with respect to which all or substantially all the Persons who were the respective beneficial owners of the outstanding shares of capital stock of the Company immediately prior to such recapitalization, reorganization, merger or consolidation, beneficially own, directly or indirectly, less than 50% of the combined voting power of the then outstanding shares of capital stock of the Company resulting from such recapitalization, reorganization, merger, consolidation or similar transaction;

     d. The shareholders of the Company shall have approved of the sale or other disposition of all or substantially all the assets of the Company in one transaction or in a series of related transactions;

     e. Immediately after any merger, consolidation, recapitalization or similar transaction, the Principal Shareholders (A) shall have increased the aggregate percentage of the outstanding shares of capital stock of the Company they beneficially own, directly or indirectly, by 10% of such outstanding shares of capital stock or more (or if the entity surviving such transaction is a corporation, the Principal Shareholders' ownership in the new entity shall have increased by 10% or more of their aggregate percentage of ownership of the Company immediately prior to the transaction) and (B) shall be the beneficial owners directly or indirectly, of outstanding shares of stock of the Company (or any Person surviving such transaction) entitling them collectively to exercise 50% or more of the total voting power of shares of capital stock of the Company (or the surviving Person in such transaction) and, in anticipation of, in connection with or as a result of, such transaction, the Company (or such surviving Person) shall have incurred or issued additional Indebtedness such that the total Indebtedness so incurred or issued equals at least 50% of the consideration payable in such transaction; provided, however, that any such transaction shall not be considered a Change of Control if the holders of Notes shall have participated therein on no less than a pari passu basis (assuming conversion of all such holders' Notes into Conversion Shares) with the Principal Shareholders;

     f. The shareholders of the Company approve any transaction (or if no such approval is required, upon the occurrence of any transaction) the result of which is that the Common Stock shall no longer be required to be registered under Section 12 of the Exchange Act and that the holders of shares of Common Stock do not receive common stock of the Person surviving such transaction that is required to be registered under Section 12 of the Exchange Act;

     g. The Company ceases to be the beneficial owner, directly or indirectly, of the outstanding shares of capital stock of WellCare of New York, Inc., entitling the Company to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent of the shareholders of WellCare of New York, Inc.; or

     h. Robert W. Morey and The 1818 Fund II, L.P. shall each cease to own at least 50% of the shares of Common Stock and Class A Common Stock (including the Conversion Shares) that they own as of the date of grant of this option; provided, however, that for purposes of the foregoing calculation, the number of Conversion Shares shall be based upon the lesser of the existing Conversion Price set forth in the Notes on the date of grant and the Conversion Price agreed to by The 1818 Fund II, L.P. and the Company in any amendment to the Notes.

     For purposes of this Agreement (a) "Conversion Shares" shall mean the Common Stock issued or issuable upon the conversion of the Notes; (b) "Indebtedness" shall mean as to any Person (i) all obligations of such Person for borrowed money (including without limitation, reimbursement and all other obligations with respect to surety bonds, letters of credit and bankers' acceptances, whether or not matured), (ii) all obligations evidenced by notes, bonds, debentures or similar instruments, (iii) all obligations to pay the deferred purchase price of property or services, except trade accounts payable and accrued liabilities arising in the ordinary course of business, (iv) all interest rate and currency swaps and similar agreements under which payments are obligated to be made, whether periodically or upon the happening of a contingency, (v) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property),
(vi) all obligations under leases which have been or should be, in accordance with GAAP, recorded as capital leases, (vii) all indebtedness secured by any lien on any property or asset owned or held by that Person regardless of whether the indebtedness secured thereby shall have been assumed by that Person or is non-recourse to the credit of that Person, and (viii) any contingent obligation of the foregoing; (c) "Notes" shall mean the 6.0% Subordinated Convertible Notes due December 31, 2002 of the Company; (d) "Person" shall mean any individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature; and (e) "Principal Shareholders" shall mean Edward A. Ullman and Robert W. Morey.

     This option may not be exercised for less than ten shares at any one time (or the remaining shares then purchasable if less than ten) and expires at the end of five (5) years from the date of grant whether or not it has been duly exercised, unless sooner terminated as provided in Sections 6, 7 and 8.

4.   How Option May Be Exercised.

     This option is exercisable by a written notice signed by you and delivered to the Company at its executive offices, signifying your election to exercise the option. The notice must state the number of shares of Common Stock as to which your option is being exercised, must contain a statement by you (in a form acceptable to the Company) that such shares are being acquired by you for investment and not with a view to their distribution or resale (unless a registration statement covering the shares purchasable has been declared effective by the Securities and Exchange Commission) and must be accompanied by payment as set forth in
Section 5 hereof for the full purchase price of the share being purchased. No share shall be issued until full payment therefor has been made.

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

     You shall promptly advise the Company of any sale of shares of Common Stock issued upon exercise of this option which occurs within one (1) year from the date of the exercise of this option relating to the issuance of such shares.

5.   Payment of Options.

     Payment for the shares of Common Stock may be made (i) in cash or by check to the order of the Company, (ii) by surrender of shares of Common Stock having a Fair Market Value equal to the exercise price of the Option; (iii) by a Cashless Exercise Election (as defined below); or (iv) by any combination of the foregoing where approved by the Committee in its sole discretion;

provided, however, in the event of payment for the shares of Common Stock by method (ii) above, the shares of Common Stock so surrendered, if originally issued to you upon exercise of an option(s) granted by the Company, shall have been held by you for more than six months.

     You may elect ("Cashless Exercise Election") to receive, without the payment by you of any additional consideration, shares of Common Stock equal to the value of your options or a portion thereof by delivery to the Company of a written notice. Thereupon the Company shall issue to you such number of shares of Common Stock as is computed using the following formula:

                    X=Y(A-B)
                         A

where     X=   the number of shares of Common Stock to be
               issued to you pursuant to  your Cashless
               Exercise Election;

          Y= the number of shares of Common Stock covered by the options in respect of which the Cashless
               Exercise Election is made;

          A= the Cashless Fair Market Value (as defined below); and

          B= the exercise price for the options as set forth in Section 6 of the Plan.

     The term "Cashless Fair Market Value" means the average closing sale price for a share of Common Stock over the immediately preceding twenty trading dates as reported on The Nasdaq Stock Market or, if no closing sale prices shall have been made on such relevant dates, on the next preceding days on which there were closing sale prices; provided, however, that if no closing sale prices shall have been made within the twenty business days preceding the Cashless Exercise Election, or if deemed appropriate by the Committee for any other reason, the Cashless Fair Market Value of such shares of Common Stock shall be as determined by the Committee. In no event shall the Cashless Fair Market Value of any share of Common Stock be less than its par value.

6.   Termination of Employment.

     Subject to Section 12 hereof, if your employment with the Company (or a subsidiary thereof) is terminated for any reason other than by death or disability, this option shall terminate three (3) months from the date of such termination of employment; provided, however, you shall only be entitled to exercise that portion of this option which was exercisable by you at the date of such termination of employment (or the entire option if your employment shall have been terminated without cause by the Company under Section 4.3 of your Employment Agreement within ninety (90) days of a Change of Control), but in no event shall you be able to exercise this option after five (5) years from the date this option was granted to you.

7.   Disability.

     If your employment with the Company (or a subsidiary thereof) is terminated by reason of your disability, you may exercise, within one (1) year from the date of such termination, that portion of this option which was exercisable by you at the date of such termination, provided, however, that such exercise occurs within five (5) years from the date this option was granted to you.

8.   Death.

     If you die while employed by the Company (or a subsidiary thereof) or within on e (1) year after termination of your employment due to disability , that portion of this option which was exercisable by you at the date of your death may be exercised by your legatee or legatees under your Last Will, or by your personal representatives or distributees, within one (1) year from the date of your death, but in no event after five (5) years from the date this option was granted to you.

9.   Non-Transferability of Option.

     This option shall not be transferable except by Last Will or the laws of descent and distribution, and may be exercised during your lifetime only by you.

10.  Adjustments upon Changes in Capitalization.

     If at any time after the date of grant of this option, the Company shall, by stock dividend, split-up, combination, reclassification or exchange, or through merger or consolidation, or otherwise, change its shares of Common Stock into a different number or kind or class of shares or other securities or property, then the number of shares covered by this option and the price of each such share shall be proportionately adjusted for any such change by the Committee whose determination shall be conclusive. Any fraction of a share resulting from any adjustment shall be eliminated and the price per share of the remaining shares subject to this options adjusted accordingly.

11.  Subject to Terms of the Plan.

     This incentive stock option agreement shall be subject in all respects to the terms and conditions of the Plan and in the event of any question or controversy relating to the terms of the Plan, the decision of the Committee shall be conclusive.

12.  Automatic Reversion of Non-Qualifying Incentive Stock
Options.

     In the event for any reason any of the options granted to you hereunder do not qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended, such options shall automatically revert to non-incentive stock options. Thereafter, such non-incentive stock options shall be subject in all respects to the terms and conditions of the Non-Incentive Stock Option Agreement attached as Exhibit 3.2(a)(i) to your Employment Agreement.

                         Sincerely yours,
                         THE WELLCARE MANAGEMENT GROUP, INC.

                         By: /s/ Robert W. Morey
                         Name:     Robert W. Morey
                         Title:Chairman and CEO


Agreed to and accepted this
1st day of September, 1996.

/s/ Joseph R. Papa
Signature of Optionholder

                                      Exhibit 3.2(a)(i)

          NON-INCENTIVE STOCK OPTION AGREEMENT

To:  JOSEPH R. PAPA

          We are pleased to notify you that by the determination of the Compensation Committee (hereinafter called the "Committee") a non-incentive stock option to purchase 170,370 shares of the Common Stock of The WellCare Management Group, Inc. (herein called the "Company") at a price of $10.125 per share has this 1st day of September 1996 been granted to you under the Company's 1993 Incentive and Non-Incentive Stock Option Plan, as amended (herein called the "Plan"). This option is subject to shareholder approval of the amendments adopted by the Board of Directors to the Plan in September 1996. This option may be exercised only upon the terms and conditions set forth below.

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

3.   When Option May Be Exercised.

     This option shall be exercisable as follows:

     (i) on the date of grant, up to 33% of the total shares subject to the option;

     (ii) at the end of one year from the date of grant, up to 66% of the total shares subject to the option, provided you are employed by the Company on the date one year from the date of grant; and

     (iii) at the end of two years from the date of grant, up to 100% of the total shares subject to the option, provided you are employed by the Company on the date two years from the date of grant.

     This option shall become immediately exercisable in full upon a Change of Control of the Company (as defined below), provided you are employed by the Company on the date thereof or your employment was terminated without cause by the Company under
Section 4.3 of your employment agreement dated September 1, 1996 within 90 days of the Change of Control. For purposes hereof, a "Change of Control" of the Company shall mean such time as:

     (i) Any Person or "group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), other than the Principal Shareholders or The 1818 Fund II, L.P., is or becomes the beneficial owner, directly or indirectly, of outstanding shares of capital stock of the Company, entitling such Person or Persons to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent, of shareholders of the Company (the term "beneficial owner" shall be determined in accordance with Rule 13d-3, promulgated by the Securities Exchange Commission under the Exchange Act);

    (ii) A majority of the Board shall consist of Persons other than Continuing Directors. The term "Continuing Director" shall mean any member of the Board on the Effective Date and any other member of the Board who shall be recommended or elected to succeed or become a Continuing Director by a majority of Continuing Directors who are then members of the Board;

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

     (vii) The Company ceases to be the beneficial owner, directly or indirectly, of the outstanding shares of capital stock of WellCare of New York, Inc., entitling the Company to exercise 50% or more of the total votes entitled to be cast at a regular or special meeting, or by action by written consent of the shareholders of WellCare of New York, Inc.; or

     (viii)Robert W. Morey and The 1818 Fund II, L.P. shall each cease to own at least 50% of the shares of Common Stock and Class A Common Stock (including the Conversion Shares) that they own as of the date of grant of this option; provided, however, that for purposes of the foregoing calculation, the number of Conversion Shares shall be based upon the lesser of the existing Conversion Price set forth in the Notes on the date of grant and the Conversion Price agreed to by The 1818 Fund II, L.P. and the Company in any amendment to the Notes.

     For purposes of this Agreement (a) "Conversion Shares" shall mean the Common Stock issued or issuable upon the conversion of the Notes; (b) "Indebtedness" shall mean as to any Person (i) all obligations of such Person for borrowed money (including without limitation, reimbursement and all other obligations with respect to surety bonds, letters of credit and bankers' acceptances, whether or not matured), (ii) all obligations evidenced by notes, bonds, debentures or similar instruments, (iii) all obligations to pay the deferred purchase price of property or services, except trade accounts payable and accrued liabilities arising in the ordinary course of business, (iv) all interest rate and currency swaps and similar agreements under which payments are obligated to be made, whether periodically or upon the happening of a contingency, (v) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property),
(vi) all obligations under leases which have been or should be, in accordance with GAAP, recorded as capital leases, (vii) all indebtedness secured by any lien on any property or asset owned or held by that Person regardless of whether the indebtedness secured thereby shall have been assumed by that Person or is non-recourse to the credit of that Person, and (viii) any contingent obligation of the foregoing; (c) "Notes" shall mean the 6.0% Subordinated Convertible Notes due December 31, 2002 of the Company; (d) "Person" shall mean any individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, or other entity of whatever nature; and (e) "Principal Shareholders" shall mean Edward A. Ullman and Robert W. Morey.

     This option may not be exercised for less than ten shares at any one time (or the remaining shares then purchasable if less than ten) and expires at the end of five years from the date of grant whether or not it has been duly exercised.

4.   How Option May Be Exercised.

     This option is exercisable by a written notice signed by you and delivered to the Company at its executive offices signifying your election to exercise the option. The notice must state the number of shares of Common Stock as to which your option is being exercised, must contain a statement by you (in a form acceptable to the Company) that such shares are being acquired by you for investment and not with a view to their distribution or resale (unless a registration statement covering the shares purchasable has been declared effective by the Securities and Exchange Commission) and must be accompanied by payment as set forth in
Section 5 hereof for the full purchase price of the shares being purchased, plus such amount, if any, as is required for withholding taxes. No share shall be issued until full payment therefor has been made.

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

5.   Payment of Options.

     Payment for the shares of Common Stock may be made (i) in cash or by check to the order of the Company, (ii) by surrender of shares of Common Stock having a Fair Market Value equal to the exercise price of the Option; (iii) by a Cashless Exercise Election (as defined below); or (iv) by any combination of the foregoing where approved by the Committee in its sole discretion; provided, however, in the event of payment for the shares of Common Stock by method (ii) above, the shares of Common Stock so surrendered, if originally issued to you upon exercise of an option(s) granted by the Company, shall have been held by you for more than six months.

     You may elect ("Cashless Exercise Election") to receive, without the payment by you of any additional consideration, shares of Common Stock equal to the value of your options or a portion thereof by delivery to the Company of a written notice. Thereupon the Company shall issue to you such number of shares of Common Stock as is computed using the following formula:

                    X=Y(A-B)
                         A

where     X=   the number of shares of Common Stock to be
               issued to you pursuant to  your Cashless
               Exercise Election;

          Y= the number of shares of Common Stock covered by the options in respect of which the Cashless
               Exercise Election is made;

          A= the Cashless Fair Market Value (as defined below); and

          B= the exercise price for the options as set forth in Section 6 of the Plan.

     The term "Cashless Fair Market Value" means the average closing sale price for a share of Common Stock over the immediately preceding twenty trading dates as reported on The Nasdaq Stock Market or, if no closing sale prices shall have been made on such relevant dates, on the next preceding days on which there were closing sale prices; provided, however, that if no closing sale prices shall have been made within the twenty business days preceding the Cashless Exercise Election, or if deemed appropriate by the Committee for any other reason, the Cashless Fair Market Value of such shares of Common Stock shall be as determined by the Committee. In no event shall the Cashless Fair Market Value of any share of Common Stock be less than its par value.

6.   Termination of Employment.

     This option shall not terminate upon your termination of employment with the Company (or a subsidiary thereof); provided, however, you shall only be entitled to exercise that portion of this option which was exercisable by you at the date of such termination (or the entire option if your employment shall have been terminated without cause by the Company under Section 4.3 of your employment agreement dated September 1, 1996 within ninety
(90) days of a Change of Control), but in no event shall you be able to exercise this option after five (5) years from the date this option was granted to you.

7.   Adjustments Upon Changes in Capitalization.

     If at any time after the date of grant of this option, the Company shall, by stock dividend, split-up, combination, reclassi-fication or exchange, or through merger or consolidation, or otherwise, change its shares of Common Stock into a different number or kind or class of shares or other securities or property, then the number of shares covered by this option and the price of each such shares shall be proportionately adjusted for any such change by the Committee whose determination shall be conclusive. Any fraction of a share resulting from any adjustment shall be eliminated and the price per share of the remaining shares subject to this option adjusted accordingly.

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

                         Sincerely yours,

                         THE WELLCARE MANAGEMENT GROUP, INC.

                         By:  /s/ Robert W. Morey
                         Name:     Robert W. Morey
                         Title:Chairman and CEO


Agreed to and accepted this
1st day of September, 1996

/s/ Joseph R. Papa
Signature of Optionholder

[TYPE]         EX-11
[DESCRIPTION]  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

11             Computation of Net Income Per
               Share of Common Stock


  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
  Computation of Net Income Per Share of Common Stock
         (in thousands, except per share data)
                      (Unaudited)


                              Three Months       Nine Months
                             Ended Sept 30,    Ended Sept 30,
                              1996    1995      1996        1995


(Loss) income before
 income taxes             ($11,036) $3,936  ($15,879)     $10,373

Provision for income taxes  (4,414)  1,603    (6,351)       4,242

Net (loss) income           ($6,622)$2,333   ($9,528)      $6,131


Weighted average number of
common and common equivalent
shares outstanding            6,298  6,249     6,295        6,242


Net (loss) income per share  ($1.05) $0.37    ($1.51)       $0.98

[TYPE]        EX-27
[DESCRIPTION] FINANCIAL DATA SCHEDULE

27       Financial Data Schedule

[ARTICLE]
[LEGEND]
This schedule contains summary financial information extracted from the Consolidated Balance Sheet of The WellCare Management
Group, Inc. and Subsidiaries as of September 30, 1996 and the
related Statement of Operations for the nine month period ending September 30, 1996, and is qualified in it's entirety by reference to such financial statements.
[CIK]              -0-          If this is a co-registered
                                FDS, the co-registrant's CIK
[NAME]             -0-          Is this is a co-registrants, the
                                co-registrant's name
[MULTIPLIER]       1,000        Identifies units of data.
                                Applies to all monetary
                                values except per share
                                data.  Default is 1.
[CURRENCY]    US Dollars        Identifies currency of financial data.
                                Default is US Dollars.

[PERIOD-TYPE]           9 mos          Reporting period type (e.g.
                                       3- MOS, 6-MOS, YEAR)
[FISCAL-YEAR-END]       DEC-31-1996    Dec-31-1996    Registrant's
                                       fiscal year end (e.g. DEC 31-1995)
[PERIOD-START]          JAN-01-1996    Start of reporting period
                                       (e.g. JAN-01-1995)
[PERIOD-END]            SEP-30-1996    End of reporting period
                                       (e.g. DEC-31-1995)
<EXCHANGE RATE>         -0-            Identifies multiplier of
                                       currency for financial data
                                       that yields US Dollars. Default is 1.
[CASH]                 10,054          Cash and cash items.
[SECURITIES]            1,122          Marketable securities.
[RECEIVABLES]          10,947          Notes and accounts
                                       receivable - trade.
[ALLOWANCES]           11,828          Allowances for doubtful accounts.
[INVENTORY]             -0-            Inventory.
[CURRENT-ASSETS]       41,110          Total current assets.
[PP&E]                 17,334          Property, plant and equipment.
[DEPRECIATION]          4,785          Accumulated depreciation.
[TOTAL-ASSETS]         78,201          Total assets.
[CURRENT-LIABILITIES]  29,010          Total current liabilities.
[BONDS]                29,738          Bonds, Mortgages and similar debt.
[PREFERRED-MANDATORY]   -0-            Preferred stock - mandatory
                                       redemption.
[PREFERRED]             -0-            Preferred stock - no
                                       mandatory redemption.
[COMMON]                   63          Common stock.


[OTHER-SE]             22,458          Other shareholders' equity.
TOTAL-LIABILITY-AND-
  EQUITY>              78,201          Total liabilities and
                                       stockholders' equity.
[SALES]               111,825          Net sales of tangible products.
[TOTAL-REVENUES]      122,347          Total revenues.
[CGS]                   -0-            Cost of tangible goods sold.
[TOTAL-COSTS]         103,815          Total costs and expenses
                                       applicable to sales and revenues.
[OTHER-EXPENSES]       34,410          Other costs and expenses.
[LOSS-PROVISION]        6,531          Provision for doubtful
                                       accounts and notes.
[INTEREST-EXPENSE]      1,636          Interest and amortization
                                       of debt discount.
[INCOME-PRETAX]      (15,878)          Income before taxes and
                                       other items.
[INCOME-TAX]          (6,251)          Income tax expense.
[INCOME-CONTINUING]   (9,527)          Income/loss continuing
                                       operations.
[DISCONTINUED]          -0-            Discontinued operations.
[EXTRAORDINARY]         -0-            Extraordinary items.
[CHANGES]               -0-            Cumulative effect - changes
                                       in accounting principles.
[NET-INCOME]         (9,527)           Net income or loss.
[EPS-PRIMARY]         (1.51)           Earnings per share - primary.
[EPS-DILUTED]         (1.51)           Earnings per share - fully diluted.