Form 10-K
period 1996-12-31
WELLCARE MANAGEMENT GROUP INC
filed 1997-03-28
CIK 900630

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from        to

              Commission File No. 0-21684

          THE WELLCARE MANAGEMENT GROUP, INC.
 (Exact name of Registrant as specified in its charter)

     NEW YORK                      14-1647239
(State of other jurisdiction of    (I.R.S. Employer
 incorporation or organization)     Identification Number)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file
requirements for the past 90 days. YES X     NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of this Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       [  ]

     The aggregate market value of the voting stock (Common
Stock, $.01 par value) held by non-affiliates of the Registrant on March 3, 1997 was $31,452,774 based on the closing sales price of the Common Stock on such date.

     The aggregate number of Registrant's shares outstanding on March 3, 1997 was 4,947,334 of Common Stock, $.01 par value and
1,364,908 shares of Class A Common Stock, $.01 par value.

          DOCUMENTS INCORPORATED BY REFERENCE
                          NONE

                  Page 1 of 255 Pages
                Exhibit Index on Page 91

PART I

ITEM 1.   BUSINESS

     Certain statements in the Form 10-K are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors. The Company's results of operations depend in large part on accurately predicting and effectively managing medical costs and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government-imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors (including Medicare, whereby such reductions may cause providers to seek high payments from private payor), major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, may in the future affect the Company's ability to control its medical costs and other operating expenses. Governmental action (including downward adjustments to premium rates requested by the Company, which could result in adjusted rates lower than premium rates then in effect) or business conditions (including intensification of competition and the other factors described above) could result in premium revenues not increasing to offset increases in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, suspension or termination of contracts to provide health coverage for governmental entities or other significant customers would also negatively impact the Company. Due to these factors and risks, no assurance can be given with respect to the Company's premium levels or its ability to control its medical costs.

GENERAL

     The WellCare Management Group, Inc. ("WellCare" or the "Company") is a managed health care company whose wholly-owned subsidiaries, WellCare of New York, Inc. ("WCNY") and WellCare of Connecticut, Inc. ("WCCT"), are health maintenance organizations ("HMOs"). Through another wholly-owned subsidiary, Agente Benefit Consultants, Inc. ("ABC"), WellCare also provides specialty benefit programs and related administrative services to employer and other groups which utilize health care services. WCNY is the dominant HMO in the Hudson River Valley region. WCCT is modeled on WCNY and received licensure to operate an HMO in the State of Connecticut in March 1995. WellCare provides management services to each of its subsidiaries.

     WCNY and WCCT (the "WellCare HMOs"), licensed to operate
HMOs in the States of New York and Connecticut, respectively, provide comprehensive health care services to members in their respective service areas. WCNY's service area extends from New York City north through the Hudson River Valley to the Capital Region and Southern Adirondacks and west into the Mohawk River Valley and Southern Tier. WCCT is licensed to operate statewide in Connecticut. WCNY and WCCT are independent practice association/direct contract ("IPA/Network") mixed model HMOs. Members of the WellCare HMOs are serviced through a provider network consisting of approximately 1,600 primary care physicians, 5,100 specialists and 80 hospitals. At December 31, 1996, enrollment in plans owned, managed or administered by WellCare was approximately 93,500 members from approximately 2,600 employer groups, compared to approximately 100,000 members enrolled from approximately 2,500 employer groups at December 31, 1995. At December 31, 1996, no employer group accounted for more than 4% of the WellCare HMOs' membership. The decline in commercial membership is substantially attributable to WellCare's more stringent application of its credit standards, pursuant to which contracts for non-paying or slow-paying groups were canceled or not renewed, as well as to customers' adverse reaction to the negative publicity received by the Company related to the restatement of its 1994 financial results. The decline in Medicaid membership is attributable to the ban on direct enrollment of Medicaid eligibles by any managed care plans from August 1, 1995 through August 1, 1996 in New York City, thereby not offsetting normal Medicaid disenrollments or permitting growth in enrollment during that period, as well as a statewide decrease in the number of individuals eligible for Medicaid which has caused a decrease in the total number of Medicaid eligibles in all managed care organizations.

THE MANAGED CARE INDUSTRY

     Health care costs in the United States have escalated dramatically from $324 billion in 1982 to an estimated $988.5 billion in 1995, or approximately 13.6% of the gross national product. As a result, employers, insurers, governmental entities and health care providers have sought effective cost containment measures, contributing to the development of the managed care industry. Further, the inability of a significant portion of the population to obtain health care coverage has resulted in health care reform measures proposed both at the federal and state levels, many of which focus on managed care as a means for providing quality health care services on a cost-effective basis.

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

     Initially, managed care was provided primarily through HMOs, but has expanded to the provision of an increasing variety of products and services, including preferred provider organizations ("PPO"), utilization review services, third-party claims administrators and specialty benefit programs, which are marketed to self-insured employer plans, unions, indemnity insurers and other groups.

     A number of government-sponsored health care programs have begun to encourage the enrollment of their beneficiaries into managed care plans, particularly HMOs, as a means of controlling escalating health care costs. The largest of these programs are Medicaid and Medicare, which service the poor and the elderly, respectively.

     MEDICAID. The Medicaid program, sponsored by individual state governments, provides health care services to low income individuals in the United States, receiving significant financial support from the federal government. In 1991, approximately $14 billion was spent on Medicaid programs in New York State, which increased by approximately 43% to approximately $20 billion in 1996. Due to significant medical costs inflation, state governments are increasingly contracting with managed care companies, including HMOs, to provide health care services to their Medicaid recipients. In contracting with private managed care companies, Medicaid shifts most of the financial risk of health care services delivery to the HMO and allows the Medicaid program to benefit from the cost-efficiency practices of the managed care industry. Several states, including Connecticut, currently require and others, including New York (subject to federal approval), will mandate that all Medicaid beneficiaries enroll with managed care companies to receive medical services. Currently, only approximately 28% of the approximately 2.3 million eligible Medicaid recipients in New York State are enrolled in HMO plans.

     MEDICARE. Medicare is a federal government-sponsored entitlement program administered by the Health Care Financing Administration ("HCFA"), providing health care coverage to approximately 37.5 million individuals, primarily over 65 years of age. In 1996, Medicare accounted for approximately $193 billion in health benefits for eligible people. Total Medicare benefit outlays for fiscal 1997 are estimated at $206 billion. This represents an amount which is 6.6% higher than fiscal year 1996 and reflects growth in beneficiary enrollment, service utilization and medical inflation.

     The federal government, through HCFA, has contracted with HMOs since 1985 and, currently, approximately 4.9 million Medicare beneficiaries are enrolled in managed care. Of that number, 4.3 million are covered under plans that assume risk in the delivery of health care services to Medicare beneficiaries ("Medicare Risk Contracts"). In contracting with HMOs pursuant to Medicare Risk Contracts, HCFA bases payment rates on 95 percent of the average Medicare medical costs determined by age, sex, county and institutional status. In addition to the five percent cost savings, the financial risk and most of the administrative burdens of health care service delivery are shifted to the HMO, and the administrative efficiency practices of managed care are integrated into the Medicare program. At December 31, 1996 there were 258 Medicare Risk Plans nationwide (including multiple plans by single
HMOs). At December 31, 1996, there were approximately 70 applications for Medicare Risk Contracts pending. Approximately 70,000 Medicare beneficiaries each month choose managed care.

BUSINESS STRATEGY

     WellCare's strategy has been to provide high quality, competitively priced HMO products and other managed care products and services. Wellcare's membership, which has grown by approximately 83% since 1992, experienced a reduction of approximately 7% from 1995 to 1996 year end. This decrease occurred toward the end of the year, in commercial and Medicaid accounts, and was partially offset by an increase in Medicare business. The decline in commercial membership is substantially attributable to WellCare's more stringent application of its credit standards, pursuant to which contracts for non-paying or slow-paying groups were canceled or not renewed, as well as to customers' adverse reaction to the negative publicity received by the Company related to the restatement of its 1994 financial results. The decline in Medicaid membership is attributable to the ban on direct enrollment of Medicaid eligibles by any managed care plans from August 1, 1995 through August 1, 1996 in New York City, thereby not offsetting normal Medicaid disenrollments or permitting growth in enrollment during that period, as well as a statewide decrease in the number of individuals eligible for Medicaid which has caused a decrease in the total number of Medicaid eligibles in all managed care organizations. WellCare believes it can continue to expand its HMO membership and deliver effective managed care by continuing to focus on the following strategies:

     MAINTAINING COMPETITIVELY PRICED PREMIUMS THROUGH
CONTAINMENT OF HEALTH CARE COSTS. The Company's success depends to a significant degree upon its ability to control health care costs. Primary care physicians are integral to health care cost containment as they control to a significant degree member utilization of hospitals, specialists and other health care providers. WellCare has worked to develop a network in which virtually all primary care physicians are paid on a capitation basis. WCNY directly capitates regional health care alliances (the "Alliances") and non-Alliance primary care physicians with a fixed monthly payment for each HMO member selecting an Alliance primary care physician or non-Alliance primary care physician, designed to cover the costs of substantially all health care services provided to the member, notwithstanding the amount of medical care rendered. WellCare assists the primary care physicians in efficiently managing their practices by providing them with outcome studies, utilization and other statistical data, quality assurance reviews, and managed care educational programs. WellCare is committed to continuously improving its capitation and other fee arrangements and to facilitating optimal health care utilization in order to ensure high-quality, low-cost service. As part of this commitment, WCNY began capitating certain specialty services in 1994. During 1996, the following specialties were capitated by the WellCare HMOs: mental health, chiropractic, physical therapy, podiatry, vision and certain diagnostic services.

     EXPANDING SERVICE AREAS. WellCare traditionally has concentrated on expanding in secondary markets where price competition is less intense than in major metropolitan areas and where widespread name recognition is easier to achieve. The Company's ability to work closely with physicians and hospitals, which it believes leads to more effective cost containment, is well suited to secondary markets. Accordingly, WellCare will continue to focus on such contiguous markets as well as other growth areas, including certain primary markets. WCNY is currently approved to operate in 24 counties in New York State, including four of the five counties of New York City. Additionally, effective January 1, 1997, WCNY received approval for expansion into Westchester County. In 1995, WellCare expanded its HMO operations into Connecticut through WCCT, and is currently approved to operate statewide in Connecticut.

     PROVIDING MEMBERS ACCESS TO A BROAD RANGE OF QUALITY PHYSICIANS. WellCare recognizes that expansion and retention of its HMO membership is dependent to a significant degree upon providing access to a broad range of quality health care providers and intends to continue expanding as well as improving its health care provider network in its core service area and proposed areas for expansion. At December 31, 1996, the provider network of the WellCare HMOs consists of approximately 1,600 primary care physicians and 5,100 specialists. Over 92% of the provider network is board-certified. WellCare's widespread name recognition in its core service area facilitates recruitment of participating physicians and, during 1996, approximately 960 additional primary care physicians and 2,100 specialists joined WellCare's network.

     ADDING NEW BENEFIT PROGRAMS AND INITIATING NEW PRODUCTS AND SERVICES. In 1996, WCNY received approval from HCFA to expand its Senior Health product into four additional counties of WCNY's service area. Additionally, WCNY's Medicaid coverage program received regulatory approvals to expand into an additional three counties, including Broome, Delaware and Schoharie. To meet the needs of employer groups and exploit new opportunities in managed care, WellCare is continuing to expand and initiate complementary managed care products and services. WellCare offers a broad PPO network to provide vision care, mental health, pharmacy and primary care benefit programs as stand-alone products. The WellCare HMOs offer third-party administrator services. WellCare also offers a point-of-service product for its HMO members.

     INVESTMENTS IN TECHNOLOGY AND INFRASTRUCTURE. WellCare believes that investments in technology and infrastructure are critical for future HMO membership growth. In 1996, WellCare implemented a new electronic imaging and work flow distribution system which enhances both enrollment and claims adjudication processing.

THE WELLCARE HMOS

     The WellCare HMOs provide comprehensive health care services to their members for a fixed monthly premium, plus a co-payment by the member to the physician for each office visit generally, and a dispensing fee to the pharmacy for each prescription filled. The basic benefits a member receives consist of primary and specialty physician care, inpatient and outpatient hospital services, emergency and preventive health care, laboratory and radiology services, ambulance services, eye care, physical and rehabilitative therapy services, mental health care, and alcohol and substance abuse counseling. For an increased monthly premium, members have the option to receive prescription drugs and extended dental and vision care.

     The WellCare HMOs arrange for the provision of other health care services by contracting with hospitals which through December 31, 1996, were paid primarily on a diagnostic related group ("DRG") basis under New York State law rather than by length of hospital stay (although New York HMOs were permitted to negotiate lower DRG or per diem rates with regulatory approval). As a result of recent New York State legislation, effective January 1, 1997, WellCare has been contracting and intends to contract with most hospitals on a negotiated per diem rate basis (See "Business
- Government Regulations - Recent New York State Legislation").

     The WellCare HMOs also arrange for the provision of health care services in the case of primary care and certain specialty services, on a capitated fee basis, and with other health care providers, generally on a discounted fee-for-service basis.

     Members are allowed to select any primary care physician or practice participating in the WellCare HMO network and are allowed to switch from one primary care physician or practice to another within the network. All medical care received by the member, including specialist and hospital care, is coordinated by the primary care physician. Hospitalization for members requiring non-emergency treatment generally takes place in hospitals, which either are under contract or have arrangements with the WellCare HMOs; emergency treatment may be obtained in any hospital.

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

MEMBERSHIP

WELLCARE HMOS

     At December 31, 1996, the WellCare HMOs provided managed care services to approximately 93,500 members enrolled from approximately 2,600 employer groups. The five largest employer groups accounted for approximately 11% of total membership, with no one group accounting for more than 4% of such membership.

     The membership of the WellCare HMOs is comprised of the following:

* Members enrolled through subscribing private or public sector employers or unions, and members unaffiliated with subscriber groups enrolling individually (collectively,
     "commercial members");

* Recipients of public aid whose eligibility is determined by the New York State Department of Social Services ("Medicaid members");

*    Medicare beneficiaries covered under Full Risk program
     ("Medicare beneficiaries"); and

* Medicare beneficiaries receiving HMO supplemental coverage for medical services not covered by Medicare ("Medicare supplement members").

     Presently, WCCT has received approval to offer coverage only to commercial members.

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

     Individuals may be enrolled as Medicaid members in WCNY through its Healthy Choice product ("Healthy Choice") only if they are eligible recipients of public aid. Medicaid members are enrolled on an individual basis pursuant to agreements with county social services departments and approval by the New York State Department of Social Services (the "DSS") and must be enrolled regardless of health status. Twenty-five percent of the premiums for Medicaid members is funded by the applicable county, 25% by the State of New York and the balance by the federal government. The agreements contain extensive provisions for termination by the county departments for cause or upon 90 days' notice in the event of unavailability of state funds to pay for continued services to Medicaid members. In the event the contracts are terminated or not renewed, the Company's operating results would be adversely affected. Medicaid Managed Care legislation was enacted in 1996 authorizing New York State, pursuant to federal waiver, to require most Medicaid recipients to enroll in managed care plans. The Company believes it is well positioned in the marketplace to service these individuals upon New York State's receipt of the federal approval of the mandatory waiver.

     Effective September 1, 1995, HCFA awarded a Medicare Risk Contract to WCNY in designated counties. Medicare beneficiaries are enrolled pursuant to annual contracts with the federal government under which WCNY provides health care services. These contracts provide for the federal government to pay WCNY a fixed monthly premium per member equal to approximately 95% of the average medical costs by age, sex, county and institutional status. Premiums are subject to periodic unilateral revision by the federal government. The Medicare beneficiaries pay no monthly premiums or deductibles, although there are co-payments for office visits or prescriptions and there is an annual limit of $500 on prescription charges per member. Medicare members are able to disenroll for any reason at any time. Effective January 1, 1997, WellCare's Medicare Risk Program ("Senior Health") expanded from eight counties (Albany, Columbia, Dutchess, Greene, Orange, Rennselaer, Rockland and Ulster) with approximately 240,000 eligible individuals to twelve counties (now including Broome, Delaware, Otsego and Sullivan) with a total of over 300,000 eligible individuals.

     Medicare supplement members may enroll in WCNY on a group basis through their present or past employers to supplement medical coverage received from Medicare. Under the supplemental coverage, in return for a fixed monthly premium, WCNY pays the cost of most medical services not covered by Medicare, provided the Medicare beneficiary uses the HMO provider network for such services, other than for emergency care.

PLANS MANAGED BY WELLCARE

     The following table reflects membership and employer groups for plans owned, managed or administered by WellCare during the five years ended December 31, 1996:

                              At December 31,

                            1996    1995    1994    1993    1992

Commercial Members (1)      69,653  78,910  71,119  60,112  44,456
Medicaid Members            18,270  19,112  10,010   8,941   5,660
Medicare Members (2)         5,530   2,032   1,365   1,147     801

Total Members               93,453 100,054  82,494  70,200  50,917

Number of Employer Groups    2,600   2,500   1,900   1,500   1,300

(1) Includes HMO commercial members and members enrolled under non-HMO specialty programs.
(2)  Includes Medicare beneficiaries and Medicare supplement members.

MEDICAL COST CONTROL

     The Company's success depends to a significant degree upon its ability to control health care costs. WellCare controls such costs through (i) capitation arrangements with the Alliances and with non-Alliance primary care physicians, (ii) discounted fee-for-service arrangements with specialists and other health care providers (other than hospitals which, through December 31, 1996, in New York State were paid primarily on a DRG basis, although
HMOs could negotiate lower DRG or per diem rates), (iii) capitation arrangements with providers of certain specialty services, (iv) health care utilization review programs, and (v) co-payments by members for office visits and other services.
Notwithstanding such cost control measures, health care costs in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, changes in physician practices and new technologies; and that major health care providers will be unable to maintain their operations and reduce or eliminate their accumulated deficits. These factors which impact health care costs are beyond the Company's control and may adversely affect its operations.

PHYSICIAN ARRANGEMENTS

     Effective October 1, 1994, WCNY entered into contracted arrangements with a majority of its primary care physicians and specialists through contracts with regional health care delivery networks (the "Alliances") for the provision of health care services to the Plan's commercial and Medicaid members.
Initially, each Alliance was a professional corporation that then contracted with individual primary care physicians and specialists to provide health care services. At inception, there were four Alliances with different equity owners; by December 31, 1995, the four Alliances were combined into two Alliances, with the same equity owner, which the Company has been advised are in the process of converting to IPAs. WCNY's initial agreement with each of the Alliances for the period October 1, 1994 through September 30, 1995, required payment to the Alliances based on a percentage of premium revenue for effected members. Effective October 1, 1995, WCNY entered into three year agreements with each of the Alliances to capitate them at specified per member per month ("PMPM") rates designated to cover the costs of all health care services provided to the HMO members. These agreements originally provided for increases of approximately 1% for the period October 1, 1995 through December 31, 1995; approximately 6% effective January 1, 1996; approximately 1% effective January 1, 1997; and an additional 3% effective January 1, 1998.

     In an effort to improve the profitability of WCNY and the Alliances, WCNY entered into a letter of understanding with the Alliances in September 1996 to restructure its capitation arrangement. Pursuant to the terms of the restructured arrangement, WCNY reassumed the risk for certain previously capitated services, as well as reduced the capitation rate paid for certain services which continued to be provided by the Alliances. At December 31, 1996, WCNY capitated the Alliances for all physician services, both primary care and specialty services, on a PMPM basis for each HMO member except for physician services in the areas of certain diagnostics and mental health, which WellCare capitated through contracts with certain other regional integrated delivery systems. Additionally, if certain conditions are met, these contracts will be extended to ten-year terms.

     Each Alliance, in turn, capitates each Alliance primary care physician from the monthly payments received from WCNY with a fixed monthly payment for each HMO member designating the Alliance physician as their primary care provider, retaining and allocating the balance to a group risk pool for payment to specialists. Specialists are compensated on a fee-for-service basis by each Alliance which disburses payments to these specialists. To the extent the risk pools are insufficient to cover the specialists' fees, the amounts paid to the specialists as a group can be proportionately reduced, up to a maximum of 30%. To the extent the risk pools are still insufficient to cover the specialists' fee after a maximum reduction, a portion of the capitation payments to primary care physicians can be withheld to cover the specialists' fees after the reduction. Primary care physicians and specialists are furnished with periodic utilization reports and the Alliances' accounts are reconciled on a quarterly basis.

     WCNY is ultimately responsible for all medical care provided to its members notwithstanding its Alliance arrangements, and intends to remain integrally involved in assisting primary care physicians to efficiently manage their practices by providing them with outcome studies and other statistical data, quality assurance reviews, utilization and other managed care educational programs.

     During 1996, Alliance primary care physicians provided medical care to approximately 76% of WCNY's members; the balance of WCNY's members were provided services by primary care physicians who are directly capitated by WCNY. WCNY also has individual contracts with substantially all physicians in the Alliances. However, there can be no assurance that physicians that join an existing or new Alliance will contract directly with WCNY. WCNY has three year contracts with the Alliances. If certain conditions are met, these contracts will be extended to ten year terms. There is no assurance that WCNY will be able to renew the Alliance contracts on terms it deems satisfactory.

     WCNY also contracts directly with primary care physicians and specialists, with substantially all primary care physicians being capitated with a fixed monthly payment for each HMO member selecting the physician. A portion of the monthly capitation fee is paid directly to the primary care physician, with the balance allocated to risk sharing accounts covering (i) payment to specialists and supplemental providers to whom the HMO members are referred by the primary care physician, (ii) outpatient referrals in excess of certain minimum amounts, inpatient hospital expenses, certain high risk medical conditions and pharmaceutical expenses, and (iii) catastrophic events, in which WCNY shares the risk. Specialists are generally paid on a discounted fee-for-service basis. WCNY believes its capitation arrangements hold the primary care physicians individually accountable for all deficits in their respective risk-sharing accounts, although for financial reporting purposes, all deficits incurred are expensed until such deficits are reimbursed to WCNY.

     WCCT contracts directly with some of its physician network.
A significant number of all primary care physicians and specialists are contracted through an IPA or a physician hospital organization ("PHO") that contracts directly with WCCT.

HOSPITAL AND OTHER PROVIDER ARRANGEMENTS

     Third-party reimbursement for most inpatient hospital care in New York State through December 31, 1996 was required to be paid on a Diagnostic Related Group ("DRG") basis, pursuant to which hospital charges as established by the State were based on the diagnosis of the patient's condition, generally notwithstanding the length of hospitalization. New York HMOs have been permitted, subject to regulatory approval, to negotiate lower DRG or per diem rates with hospitals. To the extent DRG rates apply, a member's length of hospital stay does not affect the WellCare HMOs' costs and hospital costs can best be controlled through managing hospital admissions and utilizing the most effective treatment methods. When a per diem contract is in effect, utilization management monitored by the case management function reduces medical costs to the WellCare HMOs by minimizing length of hospital stay as well as maximizing the utilization of the most effective treatment methods.

     As of January 1, 1997, the New York State regulated rate setting system expired and was replaced by a largely unregulated free market system whereby payors and hospitals are free to negotiate the best rates possible. Another significant change is in the area of funding for various public goods and Graduate Medical Education. Under the state-run DRG system, these add-on costs were built directly into the rates set by the state, and were not subject to negotiation. However, as of January 1, 1997, the responsibility for public goods and Graduate Medical Education has shifted from hospitals to the payors. To account for this new cost, payors have been renegotiating their hospital contracts in order to remain on a cost-neutral basis.

     The WellCare HMOs currently contract with 79 hospitals and have arrangements with 2 additional hospitals. Pursuant to its contract, the hospital is paid for all authorized inpatient and outpatient services and all emergency room services provided to members. In addition, the WellCare HMOs require the hospitals to participate in utilization review and quality assurance programs. The WellCare HMOs' contracts with hospitals are terminable upon 90-120 days' prior notice by either party.

     In order to obtain high quality services at cost-effective rates, the WellCare HMOs have contracted with other providers for, among other things, mental health, diagnostic services, physical therapy, outpatient surgery, laboratory services and home health care, on either a capitated or negotiated fee basis. The Company also has an agreement with Diversified Pharmaceutical Services, Inc. ("DPS") which covers all of the service areas of the WellCare HMOs, including a network of approximately 2,000 pharmacies.

UTILIZATION REVIEW

     Utilization of health care services by members and physicians is monitored under WellCare's health care utilization review programs. In cases of excessive utilization, WellCare counsels the provider with respect to possible unnecessary or duplicate services or medications. In addition, under the direction of local physicians and the WCNY medical director, health care service utilization data are analyzed and, through periodic meetings with physicians, the Company identifies areas in which the physician's utilization rates differ significantly from the rates of other physicians and suggests methods for improvements.

EDUCATIONAL PROGRAMS

     The WellCare HMOs believe that educating their members and health care providers with respect to health care is a critical component in health care cost containment and periodically sponsor programs on health care. In addition, WellCare maintains a videotape library that it makes available to its primary care physicians for viewing by HMO members to acquaint them with treatment protocols and other medical information. The Company's bimonthly newsletter to its members contains, among other items, information on preventive health care.

     WellCare University, a division of WellCare, conducts seminars and other educational programs for physicians constituting part of its network. WellCare University also conducts a number of ongoing studies related to the managed care industry. WellCare also publishes newsletters which it distributes to its physicians and supplemental health care providers, and sponsors and arranges conferences, lectures and symposiums for physicians on different aspects of physician treatment as well as the conduct and benefits of managed care programs.

QUALITY OF CARE PROGRAMS

     WellCare's quality of care programs, consisting of quality of care audits, periodic peer reviews and outcome studies, assist the Company in controlling costs by identifying cost-effective treatment procedures (See "Business - Quality Improvement"). Effective November 27, 1996, WCNY received a certificate of one year accreditation from the National Committee for Quality Assurance.

CO-PAYMENTS

     To promote member participation in controlling health care costs, the WellCare HMOs require co-payments by its members for office visits and other services. These co-payments for WCNY are made by the member directly to the physician or other provider and range from $3 to $15 for office visits, and $25 or $50 for emergency room treatment. WCCT is approved for a $3 to $20 co-payment for office visits and a $25 to $50 co-payment for emergency room treatment. Certain plans also require members to pay deductibles for inpatient hospital services.

OTHER PRODUCTS AND SERVICES

     The Company has initiated services both independent of and supplemental to its HMO benefit programs.

SPECIALTY CARE BENEFIT PROGRAMS

     WellCare offers prescription drug, dental and expanded vision and other specialty care benefit programs as stand-alone products to self-insured employer and other groups through its third-party claims administrator ("TPA") services.

     The Company provides TPA services independently and as part of its specialty care benefit programs offered to employer and other groups. In addition, WellCare has established a "PPO" network, using principally its HMO provider network, to provide vision care and pharmacy benefit programs as stand-alone products for self-insured employer and other groups.

POINT-OF-SERVICE PRODUCT

     The WellCare HMOs offer a point-of-service ("POS") product to its commercial members, allowing them to select providers outside of WCNY's provider network. When a member uses a POS product, the member is required to make a higher co-payment and is subject to pay a higher deductible.

PHYSICIAN PRACTICE MANAGEMENT

     Through June 30, 1995, WellCare, through its wholly-owned subsidiary WellCare Medical Management, Inc. ("WCMM"), performed management and administrative services for physician practices.
In June 1995, WellCare sold the assets of WCMM.

MARKETING

     WellCare's internal marketing staff consists of 53 sales representatives, 23 of whom market WellCare's benefit plans and specialty benefits plans and other products and services to commercial groups, 22 to Medicaid recipients, 8 to Medicare beneficiaries. The Company also utilizes independent brokers for referrals.

     Marketing to commercial groups is generally a two-step process in which presentations are made to the employer and then to the individual employees if the Company's benefit plan is selected. During a designated period (usually one month annually), employees select their desired health coverage. New employees, however, make their choice when employment commences.

     Medicaid managed care marketing has become a highly regulated and supervised activity. All Healthy Choice marketing must be conducted consistent with a pre-approved marketing plan and, all Healthy Choice marketing materials must receive approval prior to their use, from both the County Departments of Social Services and the State Department of Health. Additionally, surveillance of Plan marketing staff is conducted to insure that all marketing is performed consistent with applicable rules and guidelines.

     Healthy Choice utilizes a variety of marketing approaches including: direct marketing at County Social Services offices, direct mail when approved and supervised by the Counties;
provider-assisted outreach; community-based organization partnerships; and advertising in targeted community publications.

     Marketing of WCNY's Full Risk Medicare program involves a labor intensive one-on-one process. Marketing efforts focus on informational presentations/seminars, community outreach programs and telemarketing activities.

     WCNY also offers a supplemental coverage plan for Medicare beneficiaries through existing employer groups who provide contributed benefit programs to retirees. Marketing takes place through on-site meetings and direct mailings to such retirees.

QUALITY IMPROVEMENT

     All physicians in the WellCare HMOs' provider network are required to participate in quality improvement and utilization review programs. In 1996, WCNY received one-year accreditation from the National Committee of Quality Assurance. The quality improvement program is designed not only to maintain but to continually improve the delivery of proper medical care and includes:

* Quality of care audits, which identify issues affecting HMO members, including physician availability, physician treatment patterns and the structure and content of medical records;

* Periodic peer reviews, which evaluate the quality and appropriateness of medical care provided by a particular physician and review, among other things, diagnoses, tests, prescription drug usage and the utilization level of the physician by the HMO members;

* Utilization reviews and outcome studies, which evaluate statistical information with respect to services used by members and prescribed by participating physicians and include such topics as preventive care services, prescription drugs, physician visits, emergency room use, hospital admissions and referrals made by primary care physicians to specialists; and

* A physician committee infrastructure to oversee medical policy and the quality improvement program.

     The quality improvement program utilizes computerized claims information and medical records which are maintained by the physicians and to which WCNY has access. In addition, participating hospitals maintain quality improvement programs. As required by state law, WCNY has an established complaints procedure for HMO members and providers to formally register concerns with the HMO. These concerns are then investigated and resolved pursuant to the procedures established by the HMO.

COMPETITION

     The managed care industry is highly competitive principally on the basis of price, the size and quality of the provider network, benefits provided and quality of service. Although WCNY is the dominant HMO in the Hudson River Valley region of its service area, it also has expanded its operations in new geographic areas, including New York City, Westchester County and
Connecticut, where there are other HMOs which have more members and greater financial resources than the Company. The Company also competes with commercial health insurance companies and not-for-profit health service plans, including Blue Cross and Blue
Shield, and may compete with provider integrated delivery systems.

MANAGEMENT INFORMATION SYSTEM

     Information is key to success for any company, especially those in the health care industry. WellCare has made information systems a priority over the past several years and has created a high quality, information driven network. At the core is the AMISYS Health Care Management Information System. AMISYS is widely used in the HMO industry and provides detailed tracking of employer group, provider, hospital and member data.

     WellCare implemented relational database technology to enhance utilization reporting and analysis. This technology allows the entire company to have quality and timely information readily available.

     The option for electronic submission of claims began in 1994 and currently over 50% of all claims are submitted by providers to the WellCare HMOs electronically.

     In 1996, WellCare significantly enhanced enrollment and claims processing with the implementation of MACESS, an electronic document imaging and workflow distribution system. MACESS allows documents such as claim and enrollment forms to be scanned and the image filed in a computer rather than a file drawer. The workflow distribution portion of the system allows claim adjudicators to process claims from electronic "queues" rather than from a stack of claim forms.

     WellCare continues its commitment to technology and believes it is in an excellent position to accommodate its anticipated growth for the foreseeable future.

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

     On January 29, 1997, WCNY received the report on its biennial statutory examination for the years ended December 31, 1994 and 1995 from the New York State Insurance Department ("NYSID"). The examination resulted in the Company recording two one-time medical charges (See Note 2c of "Notes to Consolidated Financial Statements). Additionally, the examiners reviewed WCNY's underwriting and rating procedures with respect to compliance with New York State regulations. This review resulted in NYSID determining that WCNY was not in compliance with all pertinent regulation sections and as such referred the matter to NYSID's Office of General Counsel for disciplinary action. The Company does not believe that the disciplinary action, if any, will have a material adverse affect on operations.

      As a result of the examination, WCNY's statutory net worth was impaired approximately $1.1 million. Subsequently, WCNY received a $3 million contribution of capital from WellCare. In addition, in October 1996, WCNY received a $3 million surplus note from WellCare. These two cash infusions more than offset the examination's adjustment to WCNY's net worth.

     Applicable New York statutes and regulations require the prior approval of the New York Commissioner of Health and the New York Superintendent of Insurance for any change of control of WCNY or the Company. A similar law in Connecticut requires the approval of the Insurance Commissioner of Connecticut for any change in control of the Company or WCCT. Prior approval would be required for any person to acquire the power to vote 10% or more of the combined voting power of the Class A Common Stock and Common Stock of the Company. Under New York law, transactions between a holding company and a controlled HMO must be fair and equitable. Any transaction that involves five percent or more of WCNY's assets requires prior approval.

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

RECENT NEW YORK STATE LEGISLATION

     New York enacted the Health Care Reform Act of 1996 (the "Act"). Effective January 1, 1997, the Act, for the first time, allows all private health care payors to negotiate payment rates for inpatient hospital services. Previously, only HMOs could negotiate rates for these services. While non-HMO payors who compete with WCNY may pay negotiated hospital rates beginning in 1997, WCNY expects to have competitive arrangements with hospitals in its network. Also, effective January 1, 1997, WCNY will begin making payments to state-administered funding pools to finance hospital bad debt and charity care, graduate medical education and other state programs under the Act. Previously, bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. Pursuant to the Act, WCNY is in the process of negotiating adjustments to rates paid to network hospitals in New York to reflect elimination of these surcharges. There can be no assurance that WCNY will reach agreement on these adjustments with all contracted hospitals in New York.

     The New York legislature also recently passed legislation related to the operation of managed care plans, which contains provisions relating to, among other things, utilization review, consumer disclosure and right of hearing on termination of physicians from health plan networks.

     Medicaid Managed Care legislation was also enacted in 1996 authorizing New York State, pursuant to federal waiver, to require most Medicaid recipients to enroll in managed care plans to receive medical services. The measure also provides these recipients enrollment safeguards, a grievance resolution process and a quality assurance program. The legislation, in addition, includes provisions regarding providing care to individuals with special needs.

     Early in 1996, a minimum hospital stay for mothers and babies (48 hours for uncomplicated vaginal deliveries and 96 hours for cesarean deliveries) was enacted in New York State followed by enactment of similar legislation on the federal level.

     In 1996, legislation enabling fully-licensed HMOs to appoint insurance agents to directly solicit their products to consumers was enacted.

     Legislation is pending which would require insurance coverage for a length of hospital care to be determined by an attending physician and patient following a mastectomy, a second medical opinion for all cancers and complete breast reconstructive surgery following a mastectomy. The measure is likely to be enacted in New York State early in 1997. A similar bill is being proposed on the federal level.

RECENT CONNECTICUT STATE LEGISLATION

     There is current legislation in Connecticut to treat mental illness and addiction in the same way as physical illnesses are treated, allow patients to appeal to an independent panel of doctors if care they or their physician thinks they need is denied by the health plan, hold health plans legally responsible for injuries suffered because of hospital admission or a longer hospital stay is denied by the plan, and require each health plan to spend at least 85 cents of every premium dollar on patient care.

FEDERAL REGULATION

     The WellCare HMOs are not federally qualified and neither they nor WellCare's managed health care operations currently are subject to federal regulation other than those operations relating to Medicaid and Medicare products and as otherwise described below.

     WCNY's Full Risk Medicare product is subject to regulation by HCFA, a branch of the United States Department of Health and Human Services. A qualification for a Full Risk Medicare contract is that not more than 50% of the HMO's enrollees be Medicare beneficiaries or Medicaid recipients (as of March 1997, there is a federal proposal to eliminate this regulatory requirement). Regulations also cover, among other things, quality of care, limitations on enrollment and compliance with requirements established by peer review organizations contracting with HCFA.

     WCNY's Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program.

     In 1997, there are a number of proposals under consideration by both state and federal officials to reduce payments for Medicaid and Medicare enrollees in managed care, which may have a material effect on the Company's expansion program.

RECENT FEDERAL LEGISLATION

     The recently enacted Federal Health Insurance Portability and Accountability Act of 1996 (the "Act"), (i) insures portability of health insurance to individuals changing jobs or moving to individual coverage by limiting application of preexisting condition exclusions, (ii) guarantees available health insurance to employees in the small group market, and (iii) prevents exclusion of individuals from coverage under group plans based on health status. The provisions are effective beginning July 1, 1997. The Company is currently subject to similar state law provisions in New York limiting preexisting condition exclusions for new group and individual enrollees who had continued prior coverage and requiring issuance of group coverage to small group employers. The Act also permits offering Medical Savings Account plans on a pilot basis and includes programs targeting fraud and abuse. Recently enacted federal legislation mandates coverage for minimum hospital stays after childbirth (consistent with many new state law requirements) and parity in applying lifetime limits to mental health benefits.

ITEM 2.   PROPERTIES

     WellCare's executive offices are located in two adjacent buildings, at Hurley Avenue Extension, Kingston, New York, which provide approximately 38,600 square feet of office space. The Company also owns four other buildings that were purchased through its wholly-owned subsidiary, WellCare Development, Inc. in 1994. Three of the buildings are located in Kingston and provide approximately 40,200 square feet of office space utilized by the Company's communication, information and member service divisions. The fourth building is located in Saugerties, New York and provides approximately 10,000 square feet of office suites that are leased to two health care providers and a laboratory at annual rental incomes of approximately $111,500, $31,600 and $9,200, respectively.

     In addition to the buildings owned, the Company leases approximately 14,100 square feet in Newburgh, New York, 3,100 square feet in Albany, New York, 750 square feet in Nyack, New York, 1,250 square feet in Binghamton, New York, 2,100 square feet in Kingston, New York and 10,000 square feet in New York, New York, at an annual expenses of approximately $380,000, $50,000, $43,500, $15,200, $32,600 and $183,800, respectively. In turn, the Company subleases roughly 4,100 square feet in Newburgh, New York and the 2,100 square feet in Kingston, New York, to health care providers at annual rental incomes of approximately $109,900 and $32,600, respectively.

     In 1996, the Company leased 5,000 square feet of office space in North Haven, Connecticut, at an annual rental expense of approximately $67,200 for WellCare of Connecticut, Inc., a wholly-owned subsidiary. In addition, between April and September of 1996, the Company leased additional space in New York City at a cost of $104,300.

ITEM 3.   LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

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

     On July 3, 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidated complaint was served on August 21, 1996, which complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. On October 23, 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor has likewise filed its own motion to dismiss. Prior to the filing of the motion, discovery had not yet begun and pursuant to the Private Securities Litigation Reform Act, all discovery is necessarily stayed pending the disposition of the motion. Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations. A decision on the motion to dismiss is expected sometime during 1997.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     On August 2, 1996, the Company announced that the Securities and Exchange Commission ("SEC") had issued a Formal Order of Private Investigation of the Company. The Formal Order enables the SEC to utilize its subpoena powers to obtain relevant information from third parties as well as the Company. In its letter to the Company, the SEC stated that this investigation is confidential and should not be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred. The Company has been, and intends to continue, complying and cooperating fully with all requests from the SEC. The Company is not aware of any unlawful conduct with respect to these matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                        PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "WELL". The following table sets forth the closing high and low sale prices for the Common Stock for each quarter of the last two calendar years. There is no trading market for the Company's Class A Common Stock.

                              HIGH      LOW

1996

First Quarter                 $ 29      $ 15

Second Quarter                  18 3/4     7 3/4

Third Quarter                   12 1/4     7 1/2

Fourth Quarter                  11 3/4     7 1/4

1995

First Quarter                   38        24

Second Quarter                  37        19 7/8

Third Quarter                   24 3/4    19

Fourth Quarter                  26        20 1/4

     On March 3, 1997, there were approximately 221 and 23 holders of record of the Company's Common Stock and Class A Common Stock, respectively, which did not include beneficial owners of shares registered in nominee or street name.

     On February 8, 1996, the Company issued 200 shares of the
Company's Common Stock valued at $5,300, as a bonus to an employee of the Company.

     WellCare has not paid cash dividends on its capital stock and does not anticipate paying any cash dividends on its Common Stock or Class A Common Stock in the foreseeable future (See "Business - Government Regulation" for restrictions on the payment of dividends by the WellCare HMOs, wholly-owned subsidiaries of the Company).

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein.

Statement of Operations Data:
(in thousands, except per share data)

                                  Years Ended December 31,

                            1996       1995      1994      1993(1)     1992

Revenue:
 Premiums earned          $157,156     $144,518  $120,411  $72,905   $38,692
 Interest and other income   4,095        8,349     2,171    3,417     2,880


Total revenue             $161,251     $152,867  $122,582  $76,322   $41,572

Expenses:
 Medical expenses          135,957      115,560    98,411   58,471    31,587
 General and administrative
   expenses                 39,334       30,279    15,599    9,641     6,168
 Depreciation and
   amortization expenses     3,254        2,292     1,611      761       549
 Interest and other expenses 2,526        1,947     1,099    1,331       906


Total expenses             181,071      150,078   116,720   70,204    39,210


(Loss)/income before
 income taxes, extraordinary
 credit and cumulative
 effect of a change in
 accounting principle      (19,820)       2,789     5,862    6,118     2,362
(Benefit)/provision for
 income taxes               (8,038)       1,116     2,403    2,533     1,010


(Loss)/income before
 extraordinary credit and
 cumulative effect of a
 change in accounting
 principle                 (11,782)       1,673     3,459    3,585     1,352
Extraordinary credit:
 Utilization of tax loss
 carry forward                   -            -        -        -        863
Cumulative effect of a change
 in accounting principle:
 Accounting for income taxes     -            -        -     1,063         -


Net (Loss)/income         $(11,782)    $  1,673   $ 3,459  $ 4,648   $ 2,215


                                   Years Ended December 31,

                            1996        1995       1994     1993(1)   1992


(Loss)/earnings per share:
 (Loss)/income before
   extraordinary credit and
   cumulative effect of a
   change in accounting
   principle              $(1.87)      $0.27       $0.56    $0.72    $0.32
 Extraordinary credit          -          -            -       -      0.20
 Cumulative effect of a
   change in accounting
   principle                   -          -            -     0.21       -


Net (Loss)/income         $(1.87)      $0.27       $0.56    $0.93    $0.52


Weighted average shares
 outstanding               6,296       6,250       6,226    5,022     4,257



Balance Sheet Data:
(in thousands)                          December 31,

                                 1996 1995 1994 1993 1992


Working capital/(deficiency)$11,172 $12,733 $ 4,776  $ 9,582 $(4,873)
Total assets                 71,340   72,011  57,793  49,947  16,299
Long-term debt               26,467   19,209   6,336   5,982   5,152
Total liabilities            51,066   40,207  28,486  23,850  15,862
Shareholders' equity(2)      20,274   31,804  29,307  26,097     400

(1) During 1993, the Company acquired Mid-Hudson Health Plan, Inc.
(2) In 1992, after deducting minority interest in subsidiary.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

GENERAL OVERVIEW

     WellCare's principal source of revenue is premiums earned from the WellCare HMOs, while interest and other income consists of management and administrative fees, interest and investment income, reimbursements from certain third-party insurers, contributions, rental income and miscellaneous service income. Premium revenues represent in excess of 94% of the Company's total revenue for each of the years ended December 31, 1996, 1995 and 1994, and have grown substantially since the Company's inception as a result of increases in both HMO membership and premium rates.

     Medical expenses consist of the hospital charges, physician fees and related health care costs for its members. Medical expenses also include estimates of medical expenses incurred but not yet reported ("IBNR") to the Company, based on a number of factors, including hospital admission data and prior claims experience; adjustments, if necessary, are made to medical expenses in the period the actual claims costs are ultimately determined. The Company believe the IBNR estimates in the Consolidated Financial Statements are adequate; however, there can be no assurance that actual health care claims costs will not exceed such estimates.

     The Company seeks to control medical expenses through capitation arrangements with the Alliances and with non-Alliance primary care physicians, capitation arrangements with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers.

     Effective October 1, 1994, WCNY changed its capitation arrangements with the majority of its providers from capitating primary care physicians with attendant risk-sharing to capitating the Alliances comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at a deficit since inception but have recently instituted measures designed to reduce these deficits and achieve profitability. The
Alliance could request additional funding beyond the contractual increases described in Notes 1a and 17a of "Notes to Consolidated
Financial Statements", from the Company, which management does not believe should be required and, if requested by the Alliances, does not intend to provide. (On March 13, 1997, the Alliances received a $1.0 million cash infusion and a commitment for up to an additional $3.0 million cash infusion from an unrelated third-party.)

     In an effort to improve profitability of the Company and the Alliances, effective September 1, 1996, WCNY entered into a letter of understanding with the Alliances to restructure the capitation arrangements. WCNY reassumed risk for certain previously capitated services, with a corresponding reduction in rates. At December 31, 1996, WCNY capitated the Alliances for all physician services, both primary care and specialty services, on a PMPM basis for each HMO member associated with an Alliance except for physician services for certain diagnostics and mental health, which are capitated through regional integrated delivery systems. This restructuring had a minimal impact on medical expenses in 1996, but is expected to result in savings for the Company in future periods. (See Note 1a and 17a of "Notes to Consolidated Financial Statements").

     Certain statements in the Form 10-K are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors. The Company's results of operations depend in large part on accurately predicting and effectively managing medical costs and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government-imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors (including Medicare, whereby such reductions may cause providers to seek high payments from private payor), major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and reduce or eliminate their accumulated deficits, may in the future affect the Company's ability to control its medical costs and other operating expenses. Governmental action (including downward adjustments to premium rates requested by the Company, which could result in adjusted rates lower than premium rates then in effect) or business conditions (including intensification of competition and the other factors described above) could result in premium revenues not increasing to thus offset any increases in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, suspension or termination of contracts to provide health coverage for governmental entities or other significant customers would also negatively impact the Company. Due to these factors and risks, no assurance can be given with respect to the Company's premium levels or its ability to control its medical costs.

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

RESULTS OF OPERATIONS

     The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the years indicated:

                                YEAR ENDED DECEMBER 31,
                               1996    1995     1994

Statement of Operations Data:

Revenue:
  Premiums earned              97.5%   94.5%    98.2%
  Interest and other income     2.5     5.5      1.8

     Total revenue            100.0   100.0    100.0

Expenses:
  Hospital services            23.1    20.0     19.2
  Physician services           59.5    51.1     53.6
  Other medical services        1.7     4.5      7.5

     Total medical expenses    84.3    75.6     80.3
  General and administrative   24.4    19.8     12.7
  Depreciation and amortization         2.0      1.5     1.3
  Interest and other expenses   1.6     1.3      0.9

     Total expenses           112.3    98.2     95.2

(Loss)/income before income taxes   (12.3)       1.8     4.8
(Benefit)/provision for
  income taxes                 (5.0)    0.7      2.0


Net (loss)/income              (7.3)%   1.1%     2.8%

Statistical Data:
 HMO member months enrollment   1,077,774  1,046,559   918,542
 Medical loss ratio(1)         86.5%   80.0%    81.7%
 General and administrative
  ratio(2)                     24.4%   19.8%    12.7%

(1) Medical expenses as a percentage of premiums earned; reflects the combined rates for commercial, Medicaid, Full Risk Medicare and Medicare supplemental members.

(2)  General and administrative expenses as a percentage of total revenue.


YEAR ENDED DECEMBER 31, 1996
COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Premiums earned in 1996 increased 8.7%, or $12.7 million, to $157.2 million from $144.5 million in 1995. This increase was attributable to premiums generated from WCNY's Medicare Risk contract, a new product line started in October 1, 1995, of $12.0 million; a net increase in Medicaid premiums of $6.0 million (principally due to an increase in member months); offset by a $5.3 million reduction in commercial premiums reflecting reduced membership. The decline in commercial membership is substantially attributable to WellCare's more stringent application of its credit standards, pursuant to which contracts for non-paying or slow-paying groups were canceled or not renewed, as well as to customers' adverse reaction to the negative publicity received by the Company related to the restatement of its 1994 financial results. Although Medicaid members months increased, there was a decrease in actual Medicaid membership at December 31, 1996 from December 31, 1995. The decline in Medicaid membership is attributable to the ban on direct enrollment of Medicaid eligibles by any managed care plans from August 1, 1995 through August 1, 1996 in New York City, thereby not offsetting normal Medicaid disenrollments or permitting growth in enrollment during that period, as well as a statewide decrease in the number of individuals eligible for Medicaid which has caused a decrease in the total number of Medicaid eligibles in all managed care organizations. Total member months increased 3% in 1996 to 1,077,774.

     Interest and other income decreased 51.0%, or $8.3 million, to $4.1 million in 1996 due to decreases in WellCare University revenues, management fees, third-party and insurance reimbursements.

     Medical expenses increased 17.7%, or $20.4 million, to $136.0 million in 1996 representing a 14.2% increase on a per member per month basis, and increased as a percentage of premiums earned (the "medical loss ratio") from 80.0% in 1995 to 86.5% in 1996. The increase in the medical loss ratio is due, in large part, to the Company agreeing to record a one-time additional liability in the second quarter of 1996 of approximately $3.7 million resulting from assuming the cost of hospital inpatient care for members, the cost of which had previously been assumed by the Alliances and to the recording of medical expenses of approximately $2.9 million relating to unpaid claims for the period prior to October 1, 1994 (classified as physician services). Both of the aforementioned medical expenses were recorded by WCNY at the instruction of the New York State Insurance Department ("NYSID"). Both of these changes represent obligations which had previously been assumed by the Alliances and for which the Company had no contractual obligation to pay. A percentage of the increase in medical expenses is also due to a restructuring of the contractual capitation arrangements with the Alliances. As a result of a prior period restatements, medical expenses in 1996 were reduced approximately $2,423,000 (See Note 2a of "Notes to Consolidated Financial Statements).

     In the absence of the aforementioned changes, medical expenses would have been $129.4 million and the medical loss ratio would have been 82.3%.

     General and administrative ("G&A") expenses increased 29.9%, or $9.1 million, to $39.3 million in 1996, and increased as a percentage of total revenue from 19.8% in 1995 to 24.4% in 1996. The increase in G&A expenses resulted primarily from increased salaries and benefits of approximately $2.5 million for severance payments, addition of senior management at higher annual compensation levels, and service and product line expansion, an increase of approximately $2.4 million in reserves established for trade accounts receivables and notes and other receivables (including valuation reserves relating to obligations of the buyer of the assets of WellCare Medical Management, Inc. (See Note 4 of "Notes to Consolidated Financial Statements")), an increase of approximately $2.3 million in unusual legal costs and other professional and outside services specifically relating to the class action litigation, and an increase of $1.5 million related to marketing and consulting costs.

     Depreciation and amortization increased by approximately
$962,000 to $3.3 million in 1996 as a result of amortization of preoperational costs associated with service area and product line expansions.


YEAR ENDED DECEMBER 31, 1995
COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Premiums earned in 1995 increased 20.0%, or $24.1 million, to $144.5 million from $120.4 million in 1994, attributable to increases in HMO membership and in premium rates. Total member months increased 13.9% in 1995 to 1,046,559, accounting for $16.9 million of the increase in premiums earned. Premium rates increased 6.4% and .7% for commercial and Medicaid members, respectively, and including the premium rates earned for Full Risk Medicare members, resulted in a 5.4% total weighted average increase and accounted for the $7.2 million balance of the increase in premiums earned.

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

     General and administrative ("G&A") expenses increased 94.1%, or $14.7 million, to $30.3 million in 1995, and increased as a percentage of total revenue from 12.7% in 1994 to 19.8% in 1995. The increase in G&A expenses resulted primarily from the reserve established for the note and other receivables due from the buyer of WellCare Medical Management, Inc. (See Note 4 of "Notes to Consolidated Financial Statements"), increased staffing related to service area and product line expansion, non-payroll (contracted) services, marketing and tele-communications related activities, and an increase in the doubtful account reserve for trade accounts receivable.

     Depreciation and amortization increased by approximately
$700,000 to $2.3 million in 1995 as a result of amortization of preoperational costs associated with service area and product line expansion.

LIQUIDITY AND CAPITAL RESOURCES

     On January 19, 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002, with The 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co. The Company had utilized a part of the net proceeds of this private placement to retire a portion of its debt. The Note, which was amended on February 28, 1997, is convertible into shares of WellCare Common Stock. Prior to the amendment, the Note accrued interest at 6.0% per annum, and currently, the Note accrues interest at 5.5% per annum. The conversion price is equal to 115% of the average of the market price of WellCare Common Stock during the period from August 4, 1996 through February 28, 1997, subject to adjustment for certain dilutive events with a floor of $9 per share and a ceiling of $15 per share. Mr. Walter W. Grist, a Senior Manager of Brown Brothers Harriman & Co. has been added to The WellCare Management Group, Inc. Board of Directors (See Note 11 of "Notes to Consolidated Financial Statements" and See "Certain Relationships and Related Transactions").

     The Company's requirements for working capital are principally for funding geographic and product expansion for HMO operations, maintaining necessary regulatory reserves, potential acquisitions and strategic partnerships and marketing and product expansion of other managed care operations.

     Net cash used by operating activities was approximately $4.1 million in 1996 compared to $9.3 million in 1995. The use of cash in 1996 is principally to fund the cash operating loss of $10.3 million, reduced by the cash provided from the $3.5 million increase in medical costs and accounts payable, and the $5.2 million decrease in accounts receivable less the $5 million increase in taxes receivable. The decrease in accounts receivable is the result of WellCare's focus on collecting premiums timely. Medical costs payable increased principally because the Company reassumed in 1996 the responsibility of certain medical services previously contracted to the Alliances (See Notes 1a and 17a of "Notes to Consolidated Financial Statements"). The increase in tax receivables reflects the income tax refund which will result from carrying back the current year's tax operating loss against prior years' income. Cash used for capital expenditures in 1996 was approximately $.5 million used primarily for expanding and upgrading the Company's information systems.

     New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of premiums earned limited, in total, to a maximum of 5% of premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At December 31, 1996, WellCare had required cash reserves of $6.7 million and a contingent reserve of $5.9 million which was fully offset by the cash reserve. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve would be required to be maintained.

     At December 31, 1996, the Company had working capital of $11.2 million, excluding the $6.7 million cash reserve required by New York State which is classified as a non-current asset, compared to working capital of $12.7 million, excluding the $8.2 million cash reserve, at December 31, 1995; the decrease in working capital was attributable primarily to the increase in medical costs payable resulting from WellCare reassuming the risk for certain services previously contracted (through capitation) to the Alliances. The Company believes that cash on hand, cash generated from operations and available borrowing will be sufficient to meet the Company's capital requirements for in excess of twelve months.

     On January 31, 1997, the Company executed a renegotiated $6.0 million line-of-credit with Key Bank of New York. The line expires on May 31, 1998. The Company repaid the outstanding amount ($3.1 million) on the previous line-of-credit in December 1996. At December 31, 1996, the Company was in technical default of certain financial covenants. Key Bank has granted the Company a waiver of these financial covenants for the period ended December 31, 1996 and as of that date, there were no borrowings outstanding on the line-of-credit (See Note 10 of "Notes to Consolidated Financial Statements").

     At December 31, 1996, the Company has total mortgage indebtedness of $6.2 million outstanding on four of its office buildings, of which approximately $780,000 is due February 1, 1999, approximately $4.3 million is due on January 1, 2000, approximately $795,000 is due on March 1, 2000 and approximately $325,000 is due on March 1, 2001.

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

     On July 3, 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidated complaint was served on August 21, 1996, which complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. On October 23, 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor has likewise filed its own motion to dismiss. Prior to the filing of the motion, discovery had not yet begun and pursuant to the Private Securities Litigation Reform Act, all discovery is necessarily stayed pending the disposition of the motion. Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations. A decision on the motion to dismiss is expected sometime during 1997.

SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

     In June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WellCare Medical Management, Inc. ("WCMM") which was engaged in managing physician practices, and then sold the assets of WCMM for cash of $.6 million and a note receivable of $5.1 million. The Buyer was newly formed to acquire WCMM and, as of March 1, 1997, approximately 11% of the Buyer's equity was directly or indirectly held by current or former directors, officers or employees of WellCare. The Buyer is in the business of managing medical practices and providing related consultative services. The Buyer has entered into agreements to manage the Alliances (See Notes 1a and 17a of "Notes to Consolidated Financial Statements"). The Company also had received a five-year option to acquire the buyer (the "Buyer") at any time on a formula price based on the Buyer's results of operations. This option was canceled in 1996. A gain of approximately $144,000 was not recognized in 1995, pending the repayment of the note. The note receivable bears interest at a rate equal to prime plus 2% (10.25% at December 31, 1996) with interest payable monthly through July 31, 1996 and, thereafter, principal and interest monthly through July 31, 2000. The Buyer is in default on the note and has not paid accrued interest of $.5 million at December 31, 1996.

     Subsequently, the Company advanced $2.8 million to the Buyer ($2.1 million in 1996 and $.7 million in 1995) for operating expenses, which obligation is documented at December 31, 1996, by a note of $215,000, receivables of $2.1 million and interest receivable of $.5 million. The note for $215,000 bears interest at a rate equal to prime plus 2% (10.25% at December 31, 1996) and matured December 31, 1996. No payments have been made against this note.

     In view of the Buyer's operating losses and advances to the Alliances, the Company has obtained from certain of the Buyer's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. Nevertheless, in view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and the Buyer's default on the payments of the notes, the Company fully reserved in 1995 the original $5.1 million note receivable, plus the $.7 million advanced in 1995.
In 1996, the Company established a net reserve of $1.9 million for the additional note, interest accrued on the notes, and advances receivable, net of the deferred gain on the original sale.

     On February 19, 1997, the Buyer executed a promissory note in the amount of $2.1 million, evidencing the $2.1 million payable to WellCare. The note bears interest at the rate of prime plus 2% (10.25% at December 31, 1996), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below. Subsequently, on February 26, 1997, the Buyer entered into an Option Agreement with a potential investor (the "Investor"), whereby the Investor agreed to lend the Buyer $4,000,000 and received an option to merge with the Buyer, exercisable during the period from March 15, 1998 through March 15, 1999. Concurrently, WellCare entered into an agreement with the Buyer whereby WellCare agreed to forbear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the Common Stock of the company resulting from the merger of the Investor and the Buyer. In the event the Investor merges with the Buyer, the $2.1 million note would be payable immediately. At the earlier of the Buyer relinquishing its option to merge, or March 14, 1999, the forbearance will be rescinded and the original payment terms of the $5.1 million note reinstated. The Buyer would continue to pay monthly interest on the $2.1 million note, with principal payments over a thirty-six month period to commence upon rescission of the forbearance. The notes are subordinated to the Investor's and Key Bank's security interests.

INFLATION

     Medical costs have been rising at a higher rate than that for consumer goods as a whole. The Company believes its premium increases, capitation arrangements and other cost control measures mitigate, but do not wholly offset, the effects of medical cost inflation on its operations and its inability to increase premiums could negatively impact the Company's future earnings.

ACCOUNTING CHANGES

     The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed Of ("SFAS 121"), which became effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 123 and SFAS 121 did not have an impact on the Company's consolidated financial position or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See Index to Financial Statements and Schedules elsewhere herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                        PART III


ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:


Name                     Age  Position

Robert W. Morey, Jr.     60   Chairman of the Board and
                              Chief Executive Officer (1)
Mark D. Dean, D.D.S.     56   Vice Chairman of the Board(2)(3)
Joseph R. Papa           53   President and Chief Operating
                              Officer
G. William Strein        53   President of Agente Benefit
                              Consultants, Inc. and Director
Marystephanie Corsones   47   Vice President of Finance,
                              Chief Financial Officer,
                              Treasurer and Director
                             (through April 1, 1997)
Howard Lorch             45   Vice President of Finance
                              (effective April 2, 1997)
John E. Ott, M.D.        60   Executive Vice President
                              and Director (1)
Douglas A. Hayward       46   Executive Vice President;
                              President and Chief Executive Officer of
                              WellCare of Connecticut, Inc.
Charles E. Crew, Jr.     44   Director (2)(3)
Walter W. Grist          56   Director
Lawrence C. Tucker       54   Director (2)(3)
Edward A. Ullmann        45   Director
Eileen H. Wilson         51   Director
Daniel M. Zeichner, M.D. 49   Director

(1) Member, Executive Committee
(2) Member, Audit Committee
(3) Member, Compensation Committee

     ROBERT W. MOREY, JR., has been Chairman of the Board and Chief Executive Officer of the Company since April 30, 1996.
Since 1972, Mr. Morey has served as President and Chairman of R.W. Morey, Inc., a management firm founded by Mr. Morey which is engaged in, among other things, financial counseling and reinsurance underwriting of catastrophic health coverage for the managed care industry. Mr. Morey was engaged in corporate banking, investment banking and the institutional brokerage business from 1962 to 1972. Mr. Morey received a B.A. in Economics from Yale University in 1958 and an M.B.A. from Harvard Graduate School of Business in 1962.

     MARK D. DEAN, D.D.S., has been a director of the Company and Vice Chairman of the Board since May 1984. Dr. Dean has been a dentist in private practice since 1966.

     JOSEPH R. PAPA, has been President and Chief Operating
Officer of the Company since September 1996. Formerly, Mr. Papa was President of Healthcare Resources International, Inc., a managed care consulting company he founded. From 1986 to 1989, Mr. Papa was President and Chief Operating Officer of Healthways, Inc., an individual practice association model health maintenance organization licensed in the State of New Jersey and then a wholly-owned subsidiary of Healthways Systems, Inc., a publicly-traded company that was sold to Aetna Life Insurance Company, a wholly-owned subsidiary of Aetna Life and Casualty Company. Mr.
Papa earned his C.P.A. after receiving a B.S. in Accounting at St. Joseph's University in 1965.

     G. WILLIAM STREIN, joined the Company in 1985 as Vice President of Planning and Development, and since 1989 has served as President and Chief Executive Officer of Agente Benefit Consultants, Inc. (formerly WellCare Administration, Inc.), a wholly-owned subsidiary of the Company responsible for WellCare's specialty benefit programs, new product development and quality assurance. Mr. Strein has been a director of the Company since January 1989. Mr. Strein received a B.S. in Pharmacy from the University of Illinois in 1968, an M.S. in Pharmacy from the University of Illinois in 1972, and an M.S.P.H. in Health Administration from the University of North Carolina in 1979.

     MARYSTEPHANIE CORSONES, joined the Company as Finance Director in July 1993, was appointed its Chief Financial Officer, Vice President of Finance in May 1994 and was elected to the Board in November 1994. Effective April 1, 1997, Ms. Corsones will resign from the Board and as an officer of the Company. From April 2, 1997 through May 23, 1997, Ms. Corsones will be employed by the Company as Senior Advisor for Strategic Planning and for one year thereafter act as a consultant to the Company on strategic planning. Ms. Corsones has more than ten years of experience in international finance and taxation. Prior to joining WellCare, Ms. Corsones was senior director of U.S. International Operations at Coopers & Lybrand in Paris, France. Ms. Corsones received an M.B.A. from the University of Washington.

     HOWARD LORCH, has been employed as Vice President since February 24, 1997, and will become Chief Financial Officer of the Company effective April 2, 1997. For 22 years prior to joining WellCare, Mr. Lorch was employed by Deloitte & Touche, LLP, having served as a partner in taxation for the past 11 years, primarily serving insurance company clients. Mr. Lorch received a B.A. in Economics from Yeshiva University in 1973 and an M.B.A. in Finance and Accounting from Columbia University in 1975, and is a CPA.

     JOHN E. OTT, M.D., has been Executive Vice President of the Company since June 1996 and a director since October 1995. Dr. Ott is the former Chief Executive Officer of The George Washington University Health Plan, and from 1977 to 1996 was a Professor in Health Care Sciences, Health Services Management and Policy and Pediatrics at George Washington University, having retired in 1996 as Emeritus Professor. He is a board certified in Pediatrics and Medical Toxicology. Dr. Ott received his B.S. and M.D. degrees at the University of Pittsburgh, and completed a pediatric residency and fellowship in clinical genetics and biophysics at the University of Colorado Medical Center.

     DOUGLAS HAYWARD, joined the Company in May 1996 as Executive Vice President and as President and Chief Executive Officer of WellCare of Connecticut, Inc., the Company's wholly-owned Connecticut HMO. From 1987 to 1995, Mr. Hayward was the Chief Executive Officer and President of M.D. Health Plan, , a Connecticut HMO. From 1982 to 1987, Mr. Hayward was the Executive Vice President and Director of Finance and Administration of IPM Health Plan, a California HMO. Mr. Hayward received a B.A. degree from the University of Michigan in 1973 and an M.S. degree in Health Services Administration from the University of Michigan in 1976. Mr. Hayward is a 1981 graduate of the National HMO Management Fellowship Program, Georgetown University.

     CHARLES E. CREW, JR., has been a director of the Company since September 1987. Mr. Crew has been employed with General Electric since 1977, having served in a number of sales and marketing positions until 1987, when he was made General Manager of Western Region Sales, and in 1990 he became Regional General Manager of the Midwest Region. In 1993, he served as General Manager of Field Operations and in April of 1994 was made Vice President of Commercial Operations for the Plastics Business.

     WALTER W. GRIST, has been a Director of the Company since February 28, 1997. For more than the past five years, Mr. Grist has been a Senior Manager of Brown Brothers Harriman & Co., a company engaged in providing financial advisory and merger and acquisition related services, which is the general partner of The 1818 Fund II, L.P., a New York limited partnership which is the holder of the 6% subordinated convertible note due December 21, 2002 in the principal amount of $20 million issued by the Company (See "Item 13 - Certain Relationships and Related Transactions"). Mr. Grist serves on the Board of Directors of Government Property Investors Inc. and Steri-Oss, Inc. Mr. Grist graduated with a B.S. degree in Business Administration from New York University in 1965.

     LAWRENCE C. TUCKER, has been a director of the Company since January 1996. For more than the past 25 years, Mr. Tucker as been employed by Brown Brothers Harriman & Co., a company engaged in providing financial advisory and merger and acquisition related services, having served as general partner of that firm since 1979. Brown Brothers Harriman & Co. is the general partner of The 1818 Fund II, L.P., a New York limited partnership which is the holder of the 6% subordinated convertible note due December 31, 2002 in the principal amount of $20 million issued by the Company. (See "Item 13 - Certain Relationships and Related Transactions.") Mr. Tucker also serves as director of WorldCom, Inc. and Riverwood International Corporation. Mr. Tucker received a B.S. degree in Engineering from Georgia Institute of Technology in 1964 and an M.B.A. from the Wharton School of the University of Pennsylvania in 1966.

     EDWARD A. ULLMANN, the founder of the Company, had served on the Board of Directors since inception in August 1983 and as its Chairman and Chief Executive Officer from WellCare's inception until April 30, 1996, and as President from WellCare's inception until September 1996. Since September 1996, Mr. Ullmann has been Chairman and Chief Executive Officer of Bienestar, Inc., a company providing administrative services relating to preventative health care to managed care organizations, including WellCare of New York, Inc. Mr. Ullmann acquired a 70% equity interest in Bienestar from the Company, which had held such interest since July 1996. Mr. Ullmann received a B.S. from Albany College of Pharmacy, Union University in 1973, an M.P.A. from the Maxwell School at Syracuse University in 1979, and is a 1981 graduate of the National HMO Management Fellowship Program, Georgetown University.

     EILEEN H. WILSON, became a director of the Company in September 1993. For more than the past five years, Ms. Wilson has been President of Eileen Wilson Associates, a Rochester, New York consulting firm specializing in the managed care industry. She possesses a combined health insurance and managed care experience of twenty-seven years, including having been employed as Vice President of Marketing for several HMOs, including PruCare in Memphis, Tennessee, Matthew Thornton Health Plan in New Hampshire, and Preferred Care, Rochester, New York.

     DANIEL M. ZEICHNER, M.D., has been a director of the Company since May 1984. Dr. Zeichner is a board certified plastic and reconstructive surgeon and has been in private practice since
1982.

     All directors hold office until their successors are elected and qualified. The Board is divided into three classes. As a result of this classification of directors, one class of directors is elected each year for a three-year term. The terms of Messrs. Dean and Zeichner and Ms. Wilson as Class I Directors expire at the 1997 Annual Meeting of Shareholders. The terms of Dr. Ott, Mr. Tucker and Mr. Strein as Class II Directors expire at the 1998 Annual Meeting of Shareholders. Mr. Grist, who filled a vacancy created by the increase in the size of the Board to 11 members, currently serves as an unclassified member. At the 1997 Annual Meeting of Shareholders, Mr. Grist is expected to be nominated to be a member of the Class III Directors, serving a term to expire at the 1999 Annual Meeting of Shareholders.

     On January 19, 1996, the Company entered into a Note Purchase Agreement (the "Agreement") for the private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 due December 31, 2002 (the "Note") with The 1818 Fund II, L.P. (the "Fund"), a private equity fund managed by BBH & Co. Pursuant to the terms of the Agreement, as of such date, the Company caused one (1) vacancy to be created on its Board of Directors and appointed Lawrence C. Tucker, as a designee of the Fund, as a director without classification. At the 1996 Annual Meeting of Shareholders, Mr. Tucker was elected by the shareholders as a Class II Director for a term to expire at the 1998 Annual Meeting of Shareholders.

     On February 28, 1997, the Company entered into an amendment to the Agreement and Note. Pursuant to the terms of the Agreement, as of such date, the Company caused one (1) vacancy to be created on its Board of Directors and appointed Walter Grist, as a designee of the Fund, as a director without classification.

     As part of the February 1997 amendment to the Agreement and the Note, the Company agreed to cause two additional directors to be elected to the Board. Each such person shall (i) be neither an officer, director or employee of the Company or any subsidiary of the Company nor any affiliate of the Company, and (ii) have experience as a director of a public company or other relevant experience. The Company expects to nominate two individuals meeting these qualifications for election at the 1997 Annual Meeting of Shareholders (See Note 11 of "Notes to Consolidated Financial Statements" and See "Item 13 - Certain Relationships and Related Transactions").

     Officers are elected annually and serve at the pleasure of the Board of Directors, subject to rights, if any, under contracts of employment.

SCHEDULE 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Joseph R. Papa filed his Form 3 on November 11, 1996. This form was due on September 16, 1996.

     Edward A. Ullmann filed his Form 5 on March 10, 1997, to report sales of stock in September and October 1996. These sales were due to be reported on Forms 4 on October 10, 1996 and November 10, 1996, respectively.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation for 1996, 1995 and 1994 earned by (i) the Company's Chief Executive Officer during 1996; (ii) each of the three most highly compensated executive officers other than the Chief Executive Officer serving as an executive officer whose compensation during 1996 exceeded $100,000; (iii) the most highly compensated executive officer not serving in such capacity at the end of 1996 whose compensation exceeded $100,000; and (iv) the Company's President and Chief Operating Officer, who commenced employment on September 6, 1996, whose compensation on an annual basis would have required disclosure in the table below:

                    SUMMARY COMPENSATION TABLE
                                           Long-Term
                                           Compensation

                       Annual Compensation Awards


Name and                        Other Annual         Common Stock     All Other
Principal    Year Salary Bonus  Compensation         Underlying       Compensation
Position            ($)    ($)       ($)             Options (#)       ($)

ROBERT W. MOREY(1)       1996         -         -             -  600,000(7)            -
Chief Executive   1995         -                -             -        -          -
 Officer     1994       -            -              -         -         -

EDWARD A. ULLMANN(2) 1996       $166,739   $177,871           -   10,000     $369,181(9)(10)(11)
President, Chief  1995    187,061           103,902(4)        -   10,000   8,605(10)(11)
Executive Officer 1994    180,000           124,764           -   25,000(8)     6,007(10)(11)
and Chief Operating
Officer

JOSEPH R. PAPA    1996   $ 92,308                -            -  200,000        $ 195(13)
President and Chief      1995         -          -            -        -          -
Operating Officer 1994         -                 -            -        -          -

MARYSTEPHANIE
CORSONES     1996 $117,366      $ 50,167   $14,000(5)     2,000      $     4,356(11)(12)
Vice President and       1995     76,696      1,402   14,000(5)    2,000   3,189(11)(12)
Chief Financial   1994     69,717            31,191   14,000(5)    8,000(8)            -
Officer

JOHN E OTT, M.D.  1996   $111,538                -   $11,500(6)   40,000          -
Executive Vice    1995         -                 -            -    2,740          -
President and     1994         -                 -            -        -          -
Director

DOUGLAS A. HAYWARD       1996   $108,154         -            -   40,000        $ 200(12)
Executive Vice    1995         -                 -            -        -          -
President; Chief  1994         -                 -            -        -          -
Executive Officer of
WellCare of
Connecticut, Inc.

ROBERT E. GOFF(3) 1996   $100,148          $ 11,833           -        -      $60,088(9)(11)(12)
Executive Director       1995    114,315     23,513(4)        -    1,000   3,580(11)(12)
and Executive Vice       1994    110,000     40,331           -        -   3,000(11)(12)
President


--------------

(1)  Mr. Morey became Chief Executive Officer effective April 30, 1996.
(2) Mr. Ullmann resigned his position as Chief Executive Officer on April 30, 1996 and resigned as Chief Operating Officer effective September 6, 1996.
(3) Mr. Goff resigned his position as Executive Director and Executive Vice President on October 24, 1996.
(4) Represents the fair market value of Treasury Stock issued as bonuses in lieu of cash. Also, included bonus of $30,921 for Mr. Ullmann.
(5) Represents the amount WellCare had agreed to pay per annum from 1994 through 2001, for a tax deferred annuity having a retirement benefit of $500,000 at age 65.
(6)  Represents the amount WellCare paid in 1996 for a condominium rental.
(7) Represents the options granted on December 23, 1996 under the 1996 Non-Incentive Executive Stock Option Plan (subject to approval by issuer's shareholders).
(8) Represents Mr. Ullmann's options to purchase 10,000 shares of Common Stock and 15,000 phantom shares of Common Stock and Ms. Corsones' options to purchase 3,000 shares of Common Stock and 5,000 phantom shares of Common Stock. Phantom shares vest, subject to the executive's continued employment with the Company, 25% per annum on December 31st of each year, commencing December 31, 1994, and are payable in cash only in January 1996 in an amount equal to the product of (A) and (B), where (A) equals the total number of phantom shares vested in the executive, and (B) equals the sum of (i), (ii), (iii) and (iv) equal to the following:
             Difference between the closing sales price of the Common
             Stock, as reported by The Nasdaq Stock Market (National
             Market) on December 31,
             (i)  1994 and 1993
             (ii) 1995 and 1994
             (iii)       1996 and 1995
             (iv) 1997 and 1996.
(9) Includes severance benefits of $361,125 and $57,108 for payments issued and accrued for Mr. Ullmann and Mr. Goff, respectively.
(10) Includes $3,306, $3,985 and $3,007 paid by WellCare in 1996, 1995 and 1994, respectively, for a $1,000,000 life insurance policy on Mr. Ullmann's life, 50% of which is payable to WellCare and the balance to Mr. Ullmann's wife.
(11) Includes pension plan contributions as follows: $3,660 and $2,495 in 1996 and 1995, respectively, for Ms. Corsones; $4,750, $4,620 and $3,000 in 1996, 1995 and 1994, respectively, for Mr. Ullmann; $2,572, $3,580 and $3,000, respectively, for Mr. Goff.
(12) Includes Group Life Insurance paid by WellCare as follows: $195 in 1996 for Mr. Papa; $696 and $694 in 1996 and 1995, respectively, for Ms. Corsones; $200 in 1996 for Mr. Hayward; and $408 in 1996 for Mr. Goff.

The following table sets forth certain information concerning options granted in 1996 to the individuals named in the Summary
Compensation Table:

                      OPTION GRANTS IN 1996
                        Individual Grants
                                                             Potential
                                                            Realizable Value
               Number of % of    Total                         at Assumed Annual
               Securities        Options Exercise           Rates of Stock Price
               Underlying        Granted to  or Base             Appreciation for
               Options Employees Price       Expiration     Option Term
Name           Granted (#)        In 1995         ($/Share)     Date  5% ($          10%($)


ROBERT W. MOREY        450,000(1)        48.0%    $10.000 23-Dec-01      -(6)     -(6)
                       150,000(2)        16.0%   $15.000  23-Dec-01    -(6)        -(6)

EDWARD A. ULLMANN       10,000(3)         1.1%    $21.500 06-Sep-96(7)        -(7)     -(7)

JOSEPH R. PAPA 200,000(4)        21.3%   $10.125  01-Sep-01    -(8)    $435,000(8)

MARYSTEPHANIE
 CORSONES                2,000(3)         0.2%   $21.500  01-Jan-01      -(8)     -(8)

JOHN E. OTT, M.D.       40,000(5)         4.3%    $12.625 01-Jun-01      -(8)     -(8)

DOUGLAS A. HAYWARD      40,000(5)         4.3%    $12.870 29-May-01      -(8)     -(8)

(1)  Exercisable if the closing sale price of the Company's Common
     Stock for thirty consecutive trading days is equal to or greater than $20.00 per share. In the event that a change of control in the Company occurs, the options are exercisable if (i) on the date of such a change of control, the fair market value of the Company's Common Stock is equal to or greater than $17.50 per share, or (ii) shares of Common Stock are purchased as a price equal to or greater than $17.50 per share in the transaction implementing such change of control. If neither (i) nor
     (ii) above occurs upon change of control of the Company, the options shall immediately terminate, lapse and expire.

(2) Same as above except the closing prices are equal to or greater than $25.00, $22.50 and $22.50 per share, respectively.

(3) Exercisable at the cumulative annual rate of 25% of the total number for shares underlying the option commencing one year from the date of grant.

(4) One third of the aggregate number of underlying shares are exercisable commencing on the date of grant, an additional one third commencing one year from the date of grant, and the balance commencing two years from date of grant.

(5) One half of the aggregate number of underlying shares are exercisable commencing one year from the date of grant and the balance commencing two years from the date of grant.

(6) The potential five-year realizable value of assumed annual rates of stock price appreciation is less than $20.00 per share. Therefore, the options have no value.

(7) Mr. Ullmann's employment with WellCare terminated on September 6, 1996, and the option was canceled on such date.

(8) The potential realizable value of the stock options is equal to or less than zero.

The following table presents certain information concerning options exercised during 1996 and the value of unexercised options held at December 31, 1996 by the individuals named in the compensation table:

 OPTION EXERCISES IN 1996 AND OPTION VALUES AT DECEMBER 31, 1996
                                                                               Value
                                                            Number of              of Unexercised
                                                            Unexercised Options    In-the-Money Options
                         Shares                             at December 31,1996(#) at December 31,1996($)
                         Acquired            Value          Exercisable(E)/        Exercisable(E)/
Name                     on Exercise (#)     Realized ($)   Unexercisable(U)       Unexercisable(U)
-------------------      ---------------     ------------   ----------------    -----------------

ROBERT W. MOREY               -                -             600,000   (U)          -   (2)

EDWARD A. ULLMANN             -                -                  -    (1)          -    (2)

JOSEPH R. PAPA                -                -              66,666   (E)          -    (2)
                                                             133,334   (U)

MARYSTEPHANIE
 CORSONES                     -                -               3,750   (E)          -    (2)
                                                               4,250   (U)

JOHN E. OTT, M.D.             -                -                 913   (E)          -    (2)
                                                              41,827   (U)

DOUGLAS A. HAYWARD            -                -              40,000   (U)          -    (2)

ROBERT E. GOFF                -                -                   -   (1)          -    (2)

(1)       In accordance with the 1993 Incentive and Non-Incentive Stock Option
          Plan, both Mr.Ullmann's and Mr. Goff's options were terminated upon their separation from the Company.

(2) All values are less than or equal to zero and were calculated by subtracting the exercise or base price from the closing sales price of $7.88 per share which was the closing sale price of the Common
          Stock on The Nasdaq Stock Market (National Market) on December 31,
          1996.


EMPLOYMENT AGREEMENTS

  MR. ULLMANN had been employed under an agreement with the Company effective January 1, 1994, with a term expiring December
31, 1997, unless terminated prior to the expiration of the term.
The agreement provided for a base salary of $225,000 for 1996, plus an annual bonus equal to two percent (2%) of the Company's net (after tax) profit up to a maximum of $200,000 per annum, and such additional bonus as the Board of Directors may determine. In
January 1996, the Board of Directors granted an additional bonus to Mr. Ullmann in the amount of $164,850 (or $100,000 after the application of appropriate payroll withholdings). Under the agreement, Mr. Ullmann was entitled to receive incentive or non-incentive options to purchase 10,000 shares of the Company's
Common Stock on January 1st of each year during his term of employment at an exercise price (a) with respect to an incentive option, not less than 110% of the fair market value of the Common
Stock on the date of grant, and (b) with respect to a non-incentive option, not less than 75% of the fair market value of the Common Stock on the date of grant. The options were exercisable cumulatively at the rate of 25% of the underlying shares each year commencing one year from the date of grant. The agreement further provided for a grant of 15,000 phantom shares, under the terms of which are described in the "Executive
Compensation" table under Note 8 of "Notes to Consolidated
Financial Statements".

  On September 6, 1996, Mr. Ullmann's employment agreement was superseded by a voluntary separation agreement. Under the agreement, Mr. Ullmann was engaged as a consultant to the Company from September 6, 1996 through March 6, 1997, during which the Company paid Mr. Ullmann $112,500. The Company also agreed to pay Mr. Ullmann severance in the amount of $225,000 plus continued health, executive life and long-term disability insurance from March 6, 1997 through March 5, 1998. Additionally, the Company will provide Mr. Ullmann with the use of an automobile through March 5, 1998.

  MR. PAPA is employed under a three-year agreement with the Company effective September 1, 1996, which provides for an annual base salary of $300,000. Additionally, under the agreement, the Company provides Mr. Papa with an automobile allowance in the amount of $550 per month, as well as makes available the use of an apartment leased by the Company. On September 6, 1996, Mr. Papa was granted five-year incentive options to purchase 29,628 shares of Common Stock of the Company at $10.125 per share and five-year non-incentive options to purchase 170,372 shares of Common Stock of the Company at $10.125 per share. Additionally, Mr. Papa is entitled to receive options to purchase 30,000 shares of the Company's Common Stock on September 1st of each year during his term of employment at an exercise price equal to the greater of the fair market value or (i) $15 per share with respect to the option granted on September 1, 1997, (ii) $20 per share with respect to the option granted on September 1, 1998, and (iii) $25 per share with respect to the option granted on September 1, 1999.

  Under the agreement, in the event of termination by the Company for any reason without cause, the Company shall pay Mr. Papa a lump sum payment in an amount equal to, if the date of termination is on or prior to August 31, 1997, two years' base salary and benefits; if the date of termination is subsequent to August 31, 1997 but on or prior to August 31, 1998, one year's base salary and benefits; and if the termination is subsequent to August 31, 1998 but on or prior to August 31, 1999, one-half year's base salary and benefits.

  DR. OTT is employed under a five-year agreement with the Company effective June 1, 1996, which provides for an annual base salary of $200,000. Additionally, under the agreement, Dr. Ott is entitled to receive annually an incentive bonus equal to ten percent (10%) of the earnings before income taxes of the greater New York City division of WCNY. Under the agreement, on June 1, 1996, Dr. Ott was granted non-incentive options to purchase 35,000 shares of the Company's Common Stock at an exercise price equal to $12.625; the fair market value of the Common Stock on June 1, 1996. The options are exercisable at an annual cumulative rate of fifty percent (50%) of the underlying shares commencing one year from the date of grant; such options become fully exercisable upon a change in ownership of the Company or upon termination of employment by the Company without cause. Additionally, Dr. Ott is entitled to receive non-incentive options to purchase 5,000 shares of the Company's Common Stock on June 1st of each year during his term of employment at an exercise price equal to the fair market value on the date of grant. These options will be exercisable at the same annual cumulative rate as outlined above.

  Under the agreement, in the event of termination for any reason without cause, Dr. Ott is entitled to the greater of continued salary for one year or salary payable to him through the expiration date of the agreement. The agreement also provides for a one-time lump sum severance payment in the amount of the lesser of two years' salary of the salary payable to him through the expiration date of the agreement, as a result of a termination of employment by the Company without cause within ninety (90) days of a change in ownership of the Company.

  MR. HAYWARD is employed under a five-year agreement with the Company effective May 29, 1996, which provides for an annual base salary of $190,000. Additionally, under the agreement, Mr. Hayward is entitled to receive annually an incentive bonus equal to ten percent (10%) of the earnings before income taxes of WellCare of Connecticut, Inc. Under the agreement, Mr. Hayward was granted non-incentive options to purchase 35,000 shares of the Company's Common Stock at an exercise price equal to $12.87, the fair market value of the Common Stock on May 29, 1996, the date of grant. The options are exercisable at an annual cumulative rate of 50% of the underlying shares commencing one year from the date of grant; such options will become fully exercisable upon a change in ownership of the Company. Additionally, Mr. Hayward is entitled to receive non-incentive options to purchase 5,000 shares of the Company's Common Stock on May 29th of each year during his term of employment at an exercise price equal to the fair market value on the date of grant. These options will be exercisable at the same annual cumulative rate as outlined above.

  Under the agreement, in the event of termination for any reason without cause, Mr. Hayward is entitled to the greater of continued salary for one year or salary payable to him through the expiration date of this agreement. The agreement also provides for a one-time lump sum severance payment in the amount of the lesser of two years' salary or the salary payable to him through the Expiration Date of the agreement, as a result of a termination of employment by the Company without cause within ninety (90) days of a change in ownership of the Company.

  MR. STREIN is employed under an agreement with the Company effective July 1, 1993 which expires June 30, 1997, and provides for an annualized base salary of $92,610 for 1996, with annual increases of five percent (5%), and such additional bonus as the Board of Directors or the Company's President may determine.
Under the agreement, WellCare provides Mr. Strein with an automobile allowance in the amount of $600 per month. In the event of termination for any reason, Mr. Strein is entitled to continued salary and insurance benefits for ninety (90) days and a severance payment equal to two weeks' salary for every year of service with the Company in excess of six years.

  MS. CORSONES is employed under an agreement with the Company effective May 23, 1994 which expires May 22, 1998, and which was subsequently amended as of January 1, 1996. The agreement provides for a base salary of $125,000 for 1996, with annual increases of four percent (4%) on January 1st of each of the remaining contract years, plus an annual bonus equal to one percent (1%) of the annual net (after tax) profit of the Company up to $100,000 and such additional bonus as the Board of Directors or the Company's President may determine. In January 1996, the Board of Directors granted an additional bonus to Ms. Corsones in the amount of $50,000. Under the agreement, Ms. Corsones is entitled to receive incentive or non-incentive options to purchase 2,000 shares of Common Stock on January 1st of each year during her term of employment at an exercise price (a) with respect to an incentive option, at the fair market value of the Common Stock on the date of grant, and (b) with respect to a non-incentive option, not less than 75% of the fair market value of the Common Stock on the date of grant. The options will be exercisable at the rate of 25% of the underlying shares each year commencing one year from the date of grant. The agreement further provides for the grant of 5,000 phantom shares, the terms of which are described above in the "Executive Compensation" table under Note 8.

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

  Effective April 1, 1997, Ms. Corsones will resign as Vice President of Finance and Chief Financial Officer. From April 2, 1997 through May 23, 1997, Ms. Corsones will be employed by the Company as Senior Advisor for Strategic Planning and for one year thereafter act as a consultant to the Company on strategic planning under terms substantially similar to the agreement outlined above.

DIRECTOR COMPENSATION

  All directors, who are not employees of the Company, receive a fee of $500 for each meeting of the Board of Directors attended, plus reimbursement of their expenses, and an additional $300 for each meeting of the Compensation Committee or Audit Committee.

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

  In July 1996, the Company granted Mr. Tucker an option to purchase 2,000 shares of the Company's Common Stock at $7.22 per share as a result of his election as a Class II Director at the 1996 Annual Meeting of Shareholders to serve the balance of the Class II Directors term which expires at the 1998 Annual Meeting of Shareholder.

  In July 1996, the Company granted Mr. Crew an option to purchase 3,000 shares of the Company's Common Stock at $7.22 per share as a result of his election as a Class III Director at the 1996 Annual Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth as of March 1, 1997 certain information with regard to the beneficial ownership of the Common Stock of the Company as of the date hereof by (1) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock or Class A Common Stock,
(2) each director, (3) each of the executive officers named in the Summary Compensation Table, and (4) all executive officers and directors as a group:

                                                                    Percent of Total
                                                                  ------------------      Percent
                                             Class A         of Total
     Name                                 Common      Common(13)    Common      Common      Vote
     ----                                 ------      ----------    ------      ------      ----

Robert W. Morey, Jr.(1)(2)      281,956   505,201    20.7%   10.2%    17.9%
Mark D. Dean(3)(4)              121,534   172,031     8.9     3.5      7.5
Joseph R. Papa                      -      66,666     -       1.3      *
G. William Strein(5)                   14,585    45,427       1.1      *    1.0
Marystephanie Corsones              -       3,818     -       *   *
John E. Ott (6)                     -       1,913     -       *   *
Douglas Hayward                     -       4,630     -       *   *
Charles E. Crew, Jr.                   43,752    50,194       3.2      1.0  2.6
Robert E. Goff(7)                29,168    49,251     2.1     *   1.8
Walter W. Grist                     -       -  -      -       -
Lawrence C. Tucker(8)(9)            -   1,929,116     -      28.1      9.4
Edward A. Ullmann(10)(11)       686,500    76,655    50.3     1.5     37.3
Eileen H. Wilson                    -         610     -       *   *
Daniel M. Zeichner(12)           38,891    58,859     2.8     1.2      2.4
The 1818 Fund II, L.P.(8)(9)            -     1,929,116       -  28.1  9.4
Brown Brothers Harriman & Co.(8)(9)     -     1,929,116       -  28.1  9.4
T. Michael Long(8)(9)                   -     1,929,116       -  28.1  9.4
All current executive officers and
 directors as a group (13 persons)
 (2)(4)(5)(6)(9)(11)(12)      1,187,218 2,915,120    87.0    46.8     78.1

* Less than 1%

(1) Address is 55 Main Street, Tiburon, California 94920.
(2) Includes 2,000 shares of Common Stock owned by RWM Management Co. Defined Benefit Pension Plan for which the reporting person is trustee;
    beneficial ownership is disclaimed.
(3) Address is 62 Riverview, Port Ewen, New York 12466.
(4) Includes 68,059 shares of Class A Common Stock and 116,672 shares of Common Stock owned by Pine Street Dental Associates, P.C., a retirement plan in which Dr. Dean has a 48% interest, 4,862 shares of Class A Common Stock and 14,584 shares of Common Stock owned by Dr. Dean's wife, 4,862 shares of Common Stock owned by Dr. Dean's son, and 500 shares of Common Stock owned by Dr. Dean's trust. Dr. Dean disclaims beneficial ownership of the shares owned by his wife, son and trust.
(5) Includes 15,000 shares of Common Stock owned by Mr. Strein's wife.
    Mr. Strein disclaims beneficial ownership of the shares owned by his wife.
(6) Includes 800 shares of Common Stock owned by Dr. Ott's family trust.
    Dr. Ott disclaims beneficial ownership.
(7) Mr. Goff resigned his position as Executive Director and Executive Vice President on October 24, 1996.
(8) Address is 59 Wall Street, New York, New York 10005.
(9) On February 28, 1997, the Company renegotiated with The 1818 Fund II, L.P. (the "Fund"), the 6.0% Subordinated Convertible Note in the principal amount of $20,000,000 due December 31, 2002 (the "Note"), entitling the holder thereof to convert such Note into 689,655 shares of the Company's Common Stock. The revised agreement sets the conversion price at a floor of $10.37 and adjusts the floor price quarterly based on the number of outstanding options from July 1, 1996 to the present date. Brown Brothers Harriman & Co., ("BBH & Co."), a general partner of the Fund, have designated Messrs. T. Michael Long and Lawrence C. Tucker, either individually or jointly, as the sole and exclusive partners of BBH & Co. having voting and investment power with respect to the Note, and the Common Stock issuable upon conversion of the Note. Giving effect to the conversion of the Note on March 3, 1997, the Fund beneficially owns 1,929,116 shares of Common Stock. By virtue of BBH & Co.'s relationship with the Fund, BBH & Co. may be deemed to beneficially own 1,929,116 shares of Common Stock.
    By virtue of the resolution adopted by BBH & Co. designating
    Messrs. Long and Tucker, either individually or jointly, as the sole and exclusive partners of BBH & Co. having voting and investment power with respect to the Note, and the Common Stock issuable upon conversion of the Notes, Messrs. Long and Tucker may each be deemed to beneficially own 1,929,116 shares of Common Stock. The numbers of shares listed does not include the dilutive effect (if any), due to the outstanding options issued after June 30, 1996.
(10)      Address is P.O. Box 133, Miller Road, Mount Tremper, New York 12457.
(11) Includes 11,045 shares of Common Stock owned by a not-for-profit corporation of which Mr.Ullmann is President. Mr. Ullmann disclaims beneficial ownership of the shares owned by the not-for-profit corporation.
(12) Includes 4,862 shares of Common Stock in Dr. Zeichner's Defined Contribution Pension Plan and 400 shares of Common Stock owned by
          Dr. Zeichner's wife. Dr. Zeichner disclaims beneficial ownership of the shares owned by his wife.
(13) Includes shares of Common Stock from stock options exercisable on or before May 3, 1997, as follows:

          NAME                NUMBER OF SHARES


    Joseph R. Papa                 66,666
    Marystephanie Corsones          3,750
    G. William Strein               6,000
    John E. Ott                       913


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the terms of the Note Purchase Agreement dated January 19, 1996, (the "Agreement") entered into between the Company and The 1818 Fund II, L.P., (the "Fund"), a private equity fund managed by Brown Brothers Harriman & Co. ("BBH & Co."), the Company issued a Note dated January 19, 1996, in the principal amount of $20,000,000 payable to the order of the Fund or its registered assignees. On February 28, 1997, the Fund and the Company amended the Agreement and the Note (such amendments together with the concurrent amendment to the related registration rights agreement between the parties, the "Amendment"). The Note accrued interest at an interest rate of six percent (6%) per annum prior to the Amendment and then accrues interest at an interest rate of five and one-half percent (5.5%) per annum, which interest is payable quarterly by the Company. The principal amount of the
Note is payable in one amount on December 31, 2002. The Note is subject to certain mandatory redemption at the option of the holder of the Note upon certain changes of control of the Company. In addition, subject to certain conditions, the Note is subject to certain optional redemptions at the option of the Company after the fourth anniversary of the date of the Note. By its terms, the Notes is subordinated to all senior indebtedness of the Company. The holder of the Note has the right to convert the then outstanding principal amount of the Note into that number of shares of Common Stock of the Company at a conversion price equal to one hundred fifteen percent (115%) of the average of the market price of WellCare Common Stock during the period August 4, 1996 through February 28, 1997, subject to adjustment for certain dilutive events with a floor of $9 per share and a ceiling of $15 per share. Prior to the Amendment, the Note had been convertible at a conversion price of $29.00 per share. Under the Note, the conversion price is granted to the holder of the Note is adjusted, inter alia, if the Company issues shares of its Common Stock or options, warrants or other rights to acquire shares of Common Stock of the Company at a price per share less than the current market price or, pursuant to the Amendment, the conversion price at the time. The holder of the Note also has the right to require redemption of the Note following a change of control (as that term is defined in the Note) of the Company at a redemption price equal to 130% (previously 115% under the original Note) of the principal amount of the Note together with all accrued by unpaid interest thereon. Under the Amendment, if a change of control occurs within 24 months of a redemption of the Note, the Company may also be required to pay the holder of the Note an amount equal to 30% of the principal amount of the redeemed Note.

     Pursuant to the terms of the Agreement, as of January 19, 1996, the Company caused one (1) vacancy to be created on its Board of Directors and caused Lawrence C. Tucker, as a designee of the Fund, to be appointed to the Board. At such time, Mr. Tucker's directorship did not have any classification. In addition, under the terms of the Agreement, at the 1996 Annual Meeting of the Shareholders of the Company, Mr. Tucker was elected by the shareholders as a Class II Director for a term expiring at the 1998 Annual Meeting of Shareholders. Under the Amendment, as of February 28, 1997, the Company caused one (1) vacancy to be created on its Board of Directors and appointed Walter Grist, as a designee of the Fund, as a director without classification. The persons elected to the Board who are designated by the Fund are referred to herein as the "Fund Designees."

     As part of the Amendment, the Company agreed to cause two additional directors (the "Outside Directors") to be elected to the Board. Each such person shall (i) be neither an officer, director or employee of the Company or any subsidiary of the Company nor any affiliate of the Company, and (ii) have experience as a director of a public company or other relevant experience. The Company expects to nominate two individuals meeting these qualifications for election at the 1997 Annual Meeting of Shareholders.

     At the next annual meeting and at each subsequent annual meeting of the shareholders of the Company at which the term of any Fund Designee or Outside Director shall expire, provided the Fund owns at least two percent (2%) of the common stock outstanding of the Company (after giving affect to the issuance of the shares, issuable upon conversion of the Note), the Fund has the contractual right to nominate such number of Fund Designees equal to the number of Fund Designees whose terms are expiring at such meeting and the Company shall use its reasonable efforts to nominate such number of persons that meet the criteria of Outside Directors equal to the number of Outside Directors whose terms are expiring at such meeting. The two (2) principal shareholders of the Company, Edward A. Ullmann and Robert W. Morey, Jr., have agreed to vote their shares of the Company in favor of the Fund Designees and the Outside Directors. Pursuant to the Agreement, the Fund may purchase shares of common stock of the Company (in addition to the shares, issuable upon conversion of the Note), provided that such purchases do not, in total, exceed Ten Million Dollars ($10,000,000). Finally, provided the Fund holds at least fifty percent (50%) of the shares issued or issuable upon conversion of the Note, the Fund, under certain conditions, may sell shares issuable upon conversion of the Note in certain private placement of common stock by the Company.

     Pursuant to the terms of the Registration Rights Agreement dated January 19, 1996, between the Company and the Fund, as amended, the holder of the Note and the holder of the shares issued upon conversion of Note have been granted three (3) demand registration rights and unlimited incidental registration rights. The Company is also required, on or prior to August 14, 1997, to file with the Securities and Exchange Commission, an "evergreen" shelf registration statement with respect to the Note and any shares issued upon conversion of the Note.

     Pursuant to the Amendment, the Company agreed to reimburse the Fund for fees and expenses incurred by the Fund in connection with the Company's restatement of its financial statements and related activities, investigations and other matters and the preparation, negotiation and execution of the Amendment up to a maximum of $100,000.

     Until December 27, 1996, WellCare had an Agreement with Park West Entertainment, Inc. ("PWE"), a corporation wholly-owned by Mr. Ullmann, whereby PWE provided catering, conferencing and related administrative services in return for a fixed monthly fee. In 1994, 1995 and 1996, PWE received annual fees of $276,000 from WellCare. At December 31, 1994, PWE was obligated to WellCare for $198,000, representing advances to PWE, evidenced by promissory notes. During 1995, WellCare advanced approximately $60,000 for operating expenses. At December 31, 1995, those advances were combined with the outstanding balance of the December 31, 1994 notes, and refinanced. New promissory notes were issued in the amount of approximately $223,000, with interest at 7.5% per annum, payable in monthly installments and due by December 31, 1999. During 1996, PWE defaulted on its notes, was unable to continue financing its activities, and discontinued operations. WellCare canceled its agreement with PWE and charged to expense approximately $216,000, representing the unpaid balance of the notes and the additional advances made in 1996.

     Effective July 1, 1996, WCNY entered into an Agreement with Bienestar, Inc. ("Bienestar"), an unconsolidated affiliate, whereby Bienestar provides consulting and educational services related to wellness and integrated health services. Fees paid to Bienestar in 1996 were approximately $484,000. In 1996, the Company acquired 70% of Bienestar. On December 17, 1996, WellCare sold its interest in Bienestar to Edward A. Ullmann, the Company's former Chief Executive Officer and President, for $84,000, which is payable to WellCare in three equal annual installments commencing November 8, 1997, with interest at the rate of 8% per annum.

     In June 1995, the Company sold the assets of WCMM, its then wholly-owned subsidiary, to a newly formed corporation for cash of $.6 million and a note receivable of $5.1 million (See Note 4 of "Notes to Consolidated Financial Statements"). The buyer ("Buyer") was newly formed to acquire WCMM and, as of March 1, 1997, approximately 11% of the Buyer's equity was directly or indirectly held by current or former directors, officers or employees of WellCare. The buyer is in the business of managing medical practices and providing related consultative services. The Buyer has entered into agreements to manage the Alliances referred to in Notes 1a and 17a. In view of the Buyer's operating losses, in 1996, the Company obtained from certain of the Buyer's equity holders personal guarantees of the notes and pledges of collateral to service these guarantees. As of March 1, 1997, Dr. Dean, a director of the Company, guaranteed $1.0 million of the $5.1 million note receivable. Dr. Dean also owns (directly and indirectly) 4.3% of Buyer's equity. Mr. Strein, President of Agente Benefit Consultants, Inc. and a director of the Company, guaranteed $.25 million of the $5.1 million note receivable. Mr. Douglas Hayward, President of WellCare of Connecticut, Inc., guaranteed $.5 million of the $5.1 million note receivable. Mr. Robert Goff, a former officer and director of the Company, guaranteed $.5 million of the $5.1 million note receivable and other former officers of the Company collectively guaranteed $1.1 million of the $5.1 million note receivable.


     On February 19, 1997, the Buyer executed a promissory note in the amount of $2.1 million, evidencing the $2.1 million payable to WellCare. The note bears interest at the rate of prime plus 2% (10.25% at December 31, 1996), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below. Subsequently, on February 26, 1997, the Buyer entered into an Option Agreement with a potential investor (the "Investor"), whereby the Investor agreed to lend the Buyer $4,000,000 and received an option to merge with the Buyer, exercisable during the period from March 15, 1998 through March 15, 1999. Concurrently, WellCare entered into an agreement with the Buyer whereby WellCare agreed to forbear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the Common Stock of the company resulting from the merger of the Investor and the Buyer. In the event the Investor merges with the Buyer, the $2.1 million note would be payable immediately. At the earlier of the Buyer relinquishing its option to merge, or March 14, 1999, the forbearance will be rescinded and the original payment terms of the $5.1 million note reinstated. The Buyer would continue to pay monthly interest on the $2.1 million note, with principal payments over a thirty-six month period to commence upon rescission of the forbearance. The notes are subordinated to the Investor's and Key Bank's security interests (See Note 11 of "Notes to Consolidated Financial Statements").

     WCNY has agreements with Alliances to provide medical care to its members (See Notes 1a and 17a of "Notes to Consolidated Financial Statement"). In 1994, Mr. Ullmann had guaranteed in his individual capacity loans to two (2) entities which were predecessors to the Alliances (See Note 2a of "Notes to Consolidated Financial Statements"). Each loan was in the amount of $2.7 million, and the proceeds were used to fund the aggregate payments of $4,712,000 referred to in Note 2a of "Notes to Consolidated Financial Statements". Approximately $4,161,000 of these loans have been repaid as of December 31, 1996.

     During 1996, the Alliances, with whom WCNY contracts to arrange for medical services, paid to Dr. Zeichner, a director of the Company, $96,417 in his capacity as a specialist provider with the Alliances.

     On December 4, 1995, WellCare entered into a Note Agreement with Cost Management Technologies, Inc. ("CMT"), whereby WellCare agreed to loan CMT $320,000, at a fixed interest rate of six percent (6%) per annum. The loan was originally due on March 2, 1996, and was ultimately extended to October 30, 1996. On October 10, 1996, CMT informed the Company that CMT would default on the payment of the loan. CMT subsequently went into receivership.
The Company has taken legal recourse, and has fully reserved this amount in 1996. The Company's CEO and Chairman of the Board owns 60.9% of the equity of CMT.

     In 1996, Allianz Life Insurance Company of North America and subsidiaries ("Allianz") ceded 45% of its risk to R.W. Morey Management, Inc., a company wholly-owned by Mr. Robert Morey, the Company's Chief Executive Officer and Chairman of the Board. The Company reinsures the risk of its commercial and Medicare Risk members with Allianz.
                        PART IV


ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

I.   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

A.   Financial Statements
     Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994
     Consolidated Statements of Shareholders' Equity for the
       years ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements

B.   Schedules
     Schedule I - Condensed Financial Information of Registrant
     Schedule II - Valuation and Qualifying Accounts

C.   Exhibits Required by Item 601 of Regulation S-K
     See Index to Exhibits

II.  Reports of Form 8-K.
     None

III. Exhibits
     See Index to Exhibits

                       SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1997.

                         The WellCare Management Group, Inc.

                         By:  /s/ Robert W. Morey
                         Robert W. Morey, Chairman of the
                         Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and, in the capacities indicated on March 28, 1997.

Signature                Title

/s/ Robert W. Morey      Chairman of the Board and
Robert W. Morey               Chief Executive Officer
                         (Principal Executive Officer)

/s/ Marystephanie Corsones    Chief Financial Officer and
Marystephanie Corsones        Director (Principal Financial and
                              Accounting Officer)

/s/ Charles E. Crew           Director
Charles E. Crew, Jr.

/s/ Mark D. Dean, D.D.S.      Director
Mark D. Dean, D.D.S.

/s/ John E. Ott, M.D.         Director
John E. Ott, M.D.

/s/ Walter W. Grist           Director
Walter W. Grist

/s/ G. William Strein         Director
G. William Strein

/s/ Lawrence C. Tucker        Director
Lawrence C. Tucker

/s/ Edward A. Ullmann         Director
Edward A. Ullmann

/s/ Eileen Wilson             Director
Eileen H. Wilson

/s/ Daniel M. Zeichner, M.D.  Director
Daniel M. Zeichner, M.D.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS
 OF THE COMPANY:                                            PAGE

Report of Deloitte & Touche LLP, Independent Auditors        51

Consolidated Balance Sheets as of December 31, 1996
 and 1995                                                    52

Consolidated Statements of Operations for the years
 ended December 31, 1996, 1995 and 1994                      54

Consolidated Statements of Shareholders' Equity for
 the years ended December 31, 1996, 1995 and 1994            55

Consolidated Statements of Cash Flows for the years
 ended December 31, 1996, 1995 and 1994                      59

Notes to Consolidated Financial Statements                   61

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of The WellCare Management Group, Inc.
Kingston, New York


We have audited the accompanying consolidated balance sheets of The WellCare Management Group, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






Deloitte & Touche LLP
New York, New York
February 28, 1997
       THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                     December 31,    December 31,
                                         1996            1995

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents            $  7,869     $  5,456
 Short-term investments -
  available for sale                       919        1,261
 Accounts receivable (net of
  allowance for doubtful
  accounts of $1,902 in 1996
  and $1,166 in 1995)                    8,133       13,941
 Notes receivable (net of
  allowance for doubtful
  accounts of $2,032 in 1996
  and $534 in 1995)                        351          678
 Due from affiliate                          -           50
 Advances to participating providers     2,320        3,078
 Other receivables (net of allowance
  for doubtful accounts of $4,995 in
   1996 and $744 in 1995)                4,874        4,645
 Taxes receivable                        6,969        1,948
 Deferred tax asset                      3,932        2,056
 Prepaid expenses and other
  current assets                           400          427


 TOTAL CURRENT ASSETS                   35,767       33,540

PROPERTY AND EQUIPMENT (net of
 accumulated depreciation and
 amortization of $5,157 in 1996
 and $3,711 in 1995)                    12,261       12,993

OTHER ASSETS:
 Restricted cash                         6,667        8,241
 Notes receivable (net of
  allowance for doubtful accounts
  of $3,313 in 1996 and $4,596 in
  1995)                                  1,104        1,389
 Preoperational costs (net of
  accumulated amortization of
  $1,237 in 1996 and $349 in 1995)       2,764        3,232
 Other non-current assets (net of
  allowance for doubtful accounts
  of $1,516 in 1996 and $348 in 1995
  and accumulated amortization of
  $650 in 1996 and $301 in 1995)        4,749        3,817
 Due from affiliate                         -          173
 Goodwill (net of accumulated
  amortization of $1,702 in 1996
  and $1,066 in 1995)                   8,028        8,626


 TOTAL                               $ 71,340     $ 72,011

                                  December 31,     December 31,
                                      1996             1995

LIABILITIES AND SHAREHOLDERS'
 EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt  $    702     $  1,547
 Medical costs payable                15,965       14,030
 Accounts payable                      1,002          702
 Accrued expenses                      2,466        1,453
 Other current liabilities               212           15
 Unearned income                       4,248        3,060


 TOTAL CURRENT LIABILITIES            24,595       20,807

LONG-TERM LIABILITIES:
 Long-term debt                       26,467       19,209
 Other liabilities                         4          191


 TOTAL LIABILITIES                    51,066       40,207


COMMITMENTS AND CONTINGENCIES              -            -

SHAREHOLDERS' EQUITY:
 Class A Common Stock ($.01 par
  value; 1,484,482 and 1,599,109
  shares authorized; 1,369,492
  and 1,484,119 shares issued and
  outstanding at December 31,
  1996 and 1995, respectively)            14           15
 Common Stock ($.01 par value;
  20,000,000 shares authorized,
  4,942,750 and 4,807,725 shares
  issued at December 31, 1996 and
  1995, respectively)                     49           48
 Additional paid-in capital           26,624       26,371
 (Accumulated deficit)/retained
  earnings                           (12,121)       1,233
 Statutory reserve                     5,932        4,360


                                      20,498       32,027
 Unrealized (loss)/gain on
  short-term investments                 (11)           5
 Less:
  Notes receivable from shareholders       6           17
  Treasury stock (at cost; 14,066
   and 14,266 shares of Common Stock
   at December 31, 1996 and 1995,
   respectively)                         207          211


 TOTAL SHAREHOLDERS' EQUITY           20,274       31,804


 TOTAL                              $ 71,340     $ 72,011




   See accompanying notes to consolidated financial statements.

    THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands, except per share amounts)

                                 Years Ended December 31,


                                1996      1995      1994

REVENUE:
  Premiums earned             $157,156  $144,518  $120,411
  Administrative fee income      1,592     2,792       710
  Income from affiliates           235       239       199
  Interest and investment
  income                         1,338       999       812
  Other income                     930     4,319       450


     TOTAL REVENUE             161,251   152,867   122,582

EXPENSES:
  Medical expenses             135,957   115,560    98,411
  General and
    administrative expenses     39,334    30,279    15,599
  Depreciation and
    amortization expense         3,254     2,292     1,611
  Interest expense               2,185     1,447       666
  Expenses paid to affiliates      411       421       379
  Other expenses - net             (70)       79        54


     TOTAL EXPENSES            181,071   150,078   116,720


(LOSS)/INCOME BEFORE
  INCOME TAXES                 (19,820)    2,789     5,862
(BENEFIT)/PROVISION FOR
   INCOME TAXES                 (8,038)    1,116     2,403


NET (LOSS)/INCOME             $(11,782)  $ 1,673  $  3,459


NET (LOSS)/EARNINGS
  PER SHARE                   $  (1.87)  $  0.27  $   0.56

Weighted average shares of common
  and common stock equivalents
  outstanding                    6,296     6,250     6,226



See accompanying notes to consolidated financial statements.

    THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        Years Ended December 31, 1996, 1995 and 1994
                       (in thousands)

                                         (Accumulated
               Class A        Additional Deficit)/
               Common Common  Paid-in    Retained     Statutory
               Stock  Stock   Capital    Earnings     Reserve


BALANCE,
DEC 31, 1993   $17    $45    $25,612  $ (1,207) $ 1,668
Purchase of
 treasury stock         -      -            -          -          -
Conversion of
 Class A Common
 shares to
 Common shares  (1)     1          -         -        -
Exercise of
 stock options   -      1        249         -        -
Valuation allow-
 ance on short-
 term investments       -      -            -          -          -
Transfer to
 statutory reserve  -   -          -    (1,235)   1,235
Net income       -      -          -     3,459        -


BALANCE,
DEC 31, 1994    16     47     25,861     1,017    2,903
Issuance of
 treasury stock         -      -           60          -          -
Conversion of
 Class A Common
 shares to
 Common shares  (1)     1          -         -        -
Exercise of
 stock options   -      -        450         -        -
Repayments/re-
 classification
 of shareholders'
 notes - net     -      -          -         -        -
Net change of
 valuation allow-
 ance on short-
 term investments       -      -            -          -          -
Transfer to
 statutory reserve  -   -          -    (1,457)   1,457
Net income       -      -          -     1,673        -

                                      (Accumulated
               Class A        Additional  Deficit)/
               Common Common  Paid-in    Retained      Statutory
               Stock  Stock   Capital    Earnings     Reserve


BALANCE,
DEC 31, 1995    15     48    26,371      1,233    4,360
Issuance of
 treasury stock         -     -             1          -          -
Conversion of
 Class A Common
 shares to
 Common shares  (1)     1         -          -        -
Exercise of
 stock options   -      -       252          -        -
Repayments/re-
 classification
 of shareholders'
 notes - net     -      -         -          -        -
Net change of
 valuation allow-
 ance on short-
 term investments       -     -             -          -          -
Transfer to
 statutory reserve  -   -         -     (1,572)   1,572
Net (loss)       -      -         -    (11,782)       -


BALANCE,
DEC 31, 1996   $14    $49   $26,624   $(12,121) $ 5,932

                 Unrealized
                 (Loss)/Gain
                    On       Notes                      Total
                 Short-term  Receivable-    Treasury    Shareholders'
                 Investments Shareholders   Stock       Equity

BALANCE,
DEC 31, 1993     $     -    $   (38)        $    -       $ 26,097
Purchase of
 treasury stock        -          -           (395)          (395)
Conversion of
 Class A Common
 shares to
 Common shares         -          -              -             -
Exercise of
 stock options         -          -              -           250
Valuation allow-
 ance on short-
 term investments   (104)         -              -          (104)
Transfer to
 statutory reserve     -          -              -             -
Net income             -          -              -         3,459

BALANCE,
DEC 31, 1994        (104)       (38)          (395)       29,307
Issuance of
 treasury stock        -         -             184           244
Conversion of
 Class A Common
 shares to
 Common shares         -         -               -             -
Exercise of
 stock options         -         -               -           450
Repayments/re-
 classification
 of shareholders'
 notes - net           -        21               -            21
Net change of
 valuation allow-
 ance on short-
 term investments    109         -               -           109
Transfer to
 statutory reserv      -         -               -             -
Net income             -         -               -         1,673

                 Unrealized
                 (Loss)/Gain
                    On        Notes                      Total
                 Short-term   Receivable-  Treasury      Shareholders'
                 Investments  Shareholders   Stock       Equity

BALANCE,
DEC 31, 1995           5       (17)       (211)   31,804
Issuance of
 treasury stock        -         -           4         5
Conversion of
 Class A Common
 shares to
 Common shares         -         -           -         -
Exercise of
 stock options         -         -           -       252
Repayments/re-
 classification
 of shareholders'
 notes - net           -        11           -        11
Net change of
 valuation allow-
 ance on short-
 term investments               (16)         -       -                (16)
Transfer to
 statutory reserve                -          -       -                  -
Net (loss)             -         -           -   (11,782)


BALANCE,
DEC 31, 1996     $   (11)   $  (6)      $ (207) $ 20,274



   See accompanying notes to consolidated financial statements.

   THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands)

                                 YEARS ENDED DECEMBER 31,


                                 1996      1995      1994


CASH FLOWS FROM OPERATING
  ACTIVITIES:

Net (loss)/income             $(11,782) $ 1,673   $ 3,459
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation and
     amortization                3,254    2,292     1,611
  Increase in deferred taxes    (1,711)  (1,788)   (1,612)
  (Gain)/loss on sale of
   assets and others               (71)      57        23
Changes in assets and
 liabilities - net of effects of
 acquisition:
  Decrease/(increase) in accounts
   receivable - net              5,808   (6,545)   (1,422)
  Increase in medical
   costs payable                 1,935      522     2,858
  Decrease/(increase) in due
   from affiliates - net           223      (27)       (4)
  (Increase)/decrease in accounts
   receivable -
   non-current - net              (644)       -       610
  Increase in other
   receivables - net              (148)  (3,554)     (972)
  Increase/(decrease) in accounts
   payable, accrued expenses and
   other current liabilities     1,531      (97)      591
  (Increase)/decrease in taxes
   receivable/payable           (5,021)  (2,186)       63
  Decrease in prepaid expenses
   and other                        19       55       440
  Increase in unearned income    1,187    1,048       196
  Decrease/(increase) in
   restricted cash               1,574   (1,657)   (1,713)
  Decrease/(increase) in advances
   to participating providers      757    1,032    (3,040)
  (Increase)/decrease in other
   non-current assets - excluding
   preoperational costs and accounts
   and other receivables          (584)      41       (95)
  Other - net                     (399)    (166)       (3)

  NET CASH (USED IN)/PROVIDED
     BY OPERATING ACTIVITIES    (4,072)  (9,300)      990

                                 YEARS ENDED DECEMBER 31,


                                 1996      1995      1994


CASH FLOWS FROM INVESTING
  ACTIVITIES:

Purchase of equipment             (538)  (1,608)   (5,816)
Decrease/(increase) in
 notes receivable                  613      466      (162)
Sale of investments              6,841   12,702     6,954
Purchase of investments         (6,500)  (6,367)  (12,463)
Increase in
  preoperational costs            (420)  (1,589)   (1,863)
Payments to acquire MCA, net of
 cash acquired                       -     (215)        -
Payments to acquire MHP, net of
 cash acquired                       -        -    (1,126)
Escrow deposit in connection
 with MHP acquisition                -        -     1,000
Other investing activities         (16)     109      (104)

  NET CASH (USED IN)/PROVIDED
     BY INVESTING ACTIVITIES       (20)   3,498   (13,580)


CASH FLOWS FROM FINANCING
  ACTIVITIES:

Proceeds from issuance of stock
 and treasury stock - net            3      244         -
Cost of treasury stock purchased     -        -      (395)
Proceeds from exercise of
 stock options                     254      450       250
Proceeds from notes payable and
 long-term debt                 21,239   16,545     7,630
Repayment of notes payable and
 long-term debt                (15,002)  (8,295)   (7,153)
Other financing activities          11       21         -

  NET CASH PROVIDED BY
     FINANCING ACTIVITIES        6,505    8,965       332

NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS           2,413    3,163   (12,258)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD            5,456    2,293    14,551

CASH AND CASH EQUIVALENTS,
  END OF PERIOD               $  7,869  $ 5,456   $ 2,293


See accompanying notes to consolidated financial statements.

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a. Description of Operations - The WellCare Management Group, Inc. ("WellCare" or the "Company") was incorporated in New York State in 1983 to provide management and supervise all or part of any health service facility, including, but not limited to, health maintenance organizations ("HMOs"). An HMO is an organization that accepts contractual responsibility for the delivery of a stated range of health care services to its enrollees for a predetermined, prepaid fee.

WellCare of New York, Inc. ("WCNY"), a wholly-owned subsidiary, was incorporated in 1985 to develop and operate as an HMO in New
York State.   WCNY obtained a certificate of authority from the
New York State Department of Health and commenced operations in March 1987. WCNY operates in 24 counties in the Hudson River Valley, Mohawk River Valley, Albany and Leatherstocking regions of New York State as a direct mixed IPA/Direct Contract model Article 44 HMO. Under this type of arrangement, agreements are entered into with physician alliances, individual primary care physicians or physician groups for the provision of all medical care to WCNY's enrollees for a specified monthly payment ("capitation fee").

In July 1995, WCNY received approval from the New York State Department of Health to expand its service area into the New York City Boroughs of Manhattan, Queens, Brooklyn and the Bronx and in August 1995, received regulatory approvals to offer Healthy Choice, WCNY's managed-care program for Medicaid recipients, in such boroughs.

Historically, WCNY has provided incentives to its primary care physicians to control health care expenses through the use of capitation arrangements. Under these capitation arrangements, primary care physicians are entitled to the surplus to the extent health care costs incurred are less than the negotiated capitation payments. Surpluses paid to the primary care physicians are recorded as medical expenses in the period in which the related health care costs are incurred. Effective October 1, 1994, WCNY entered into contracted arrangements with a majority of its primary care physicians and specialists through contracts with regional health care delivery networks (the "Alliances") to provide health care services to WCNY's commercial and Medicaid members. Initially, each Alliance was a professional corporation that then contracted with individual primary care physicians and specialists to provide health care services. At inception, there were four Alliances with different equity owners; by December 31, 1995 the four Alliances were combined into two Alliances with the same equity owner, which the Company has been advised are in the process of converting to IPAs. WCNY's initial agreement with each of the Alliances for the period October 1, 1994 through September 30, 1995 required payment to the Alliances based on a percentage of premium revenue for effected members. Effective October 1, 1995, the Company entered into a three year agreement with each of the Alliances at specified per member per month ("PMPM") rates, providing for increases of approximately 1% for the period October 1, 1995 through December 31, 1995, approximately 6% effective January 1, 1996, approximately 1% effective January 1, 1997, and an additional 3% effective January 1, 1998. Such rates were established through arms-length negotiation with the Alliances.
As part of this change in capitation arrangements, the risk-sharing accounts of Alliance primary care physicians who formerly had been capitated by WCNY were settled and outstanding deficits paid to WCNY in the fourth quarter of 1994, thereby reducing
WCNY's medical expenses during such quarter.

In an effort to improve the profitability of WCNY and the Alliances, WCNY entered into a letter of understanding with the Alliances in September 1996 to restructure its capitation arrangement. Pursuant to the terms of the restructured arrangement, WCNY reassumed the risk for certain previously capitated services, as well as reduced the capitation rate paid for the services which continued to be provided by the Alliances. At December 31, 1996, WCNY capitated the Alliances for all physician services, both primary care and specialty services, on a PMPM basis for each HMO member except for physician services in the areas of certain diagnostics and mental health, which WellCare capitated through contracts with certain other regional integrated delivery systems. Additionally, if certain conditions are met, these contracts will be extended to ten-year terms.

Each Alliance, in turn, capitates each Alliance primary care physician from the monthly payments received from WCNY with a fixed monthly payment for each HMO member designating the Alliance physician as their primary care provider, retaining and allocating the balance to a group risk pool for payment to specialists. Specialists are compensated on a fee-for-service basis by each Alliance which disburses payments to these specialists. To the extent the risk pools are insufficient to cover the specialists' fees, the amounts paid to the specialists as a group can be proportionately reduced, up to a maximum of 30%. To the extent the risk pools are still insufficient to cover the specialists' fee after a maximum reduction, a portion of the capitation payments to primary care physicians can be withheld to cover the specialists' fees after the reduction. Primary care physicians and specialists are furnished with periodic utilization reports and the Alliances' accounts are reconciled on a quarterly basis.

WellCare Administration, Inc.("WCA") is a wholly-owned subsidiary incorporated in 1988 to administer the Company's pharmacy, vision care, dental care and other specialty care benefit programs as stand-alone products to self-insured employer and other groups. A certificate of amendment of the certificate of incorporation was approved by the State of New York Insurance Department on March 1, 1996 to change the name of the corporation to Agente Benefit Consultants, Inc. ("ABC").

WellCare of Connecticut, Inc. ("WCCT"), a wholly-owned subsidiary, was incorporated in 1994 in the State of Connecticut to develop and operate as an HMO, formed under the General Statute of the Connecticut Healthcare Center Act Section 38A-175 in the State of Connecticut. WCCT was licensed on March 1, 1995 and operated as an IPA model HMO. WCCT is approved to operate State-wide in all eight (8) counties of Connecticut. Under this type of arrangement, agreements are entered into with IPAs and PHOs and individual physicians for the provision of all medical care to WCCT's enrollees for a specified fee for services rendered.

WellCare Development, Inc. ("WCD") is a wholly-owned subsidiary formed in 1992 to acquire, own and develop real estate. As of December 31, 1992, WellCare contributed to WCD the Park West Office Complex, which was the principal asset of UCI Enterprises, a New York State general partnership in which WellCare had acquired a 95 percent interest and in which it acquired the remaining 5 percent interest prior to such contribution.

WellCare Medical Management, Inc. ("WCMM"), formerly a wholly-owned subsidiary formed in 1990 to provide managerial, administrative and financial services to physicians, was sold in June 1995 (see Note 4).

WellCare University ("WCU"), a division of WellCare, was formed during 1994. WCU is dedicated to: strategic planning for WellCare and other within the managed care/health care arena, training for WellCare employees and others within the managed care/health care arena, research and development of many aspects of providing medical services and health care management consulting.

Park West Entertainment, Inc. ("PWE"), an affiliated entity, provided certain conferencing and administrative services through December 27, 1996. Amounts due from PWE at December 31, 1995 are included in "Due from Affiliate" in the consolidated balance sheet.

Bienestar, Inc. ("Bienestar"), was an unconsolidated affiliate that entered into an agreement in July 1996 with WCNY to provide consulting and educational services regarding wellness and integrated health services. In 1996, the Company acquired 70% of Bienestar. On December 17, 1996, WellCare sold its interest in Bienestar to the Company's former Chief Executive Officer and President.

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

e. Preoperational Costs - Preoperational costs, which include service area and product line expansion costs, consist of certain incremental separately identifiable costs directly associated with building a provider base of network physicians in service areas in which the Company is applying for licensure and expanding the Company's Medicare managed care program. Such costs are deferred until the related licensure approval is received at which time the costs are amortized on a straight-line basis over a 36-month period. Preoperational costs are reported net of accumulated amortization. At December 31, 1996 and 1995, accumulated amortization approximated $1,237,000 and $349,000, respectively.

f. Revenue Recognition - Administrative and management fees received in advance are deferred and recognized as income over the period in which services are rendered. Premiums from subscribers are recorded as income in the period that subscribers are entitled to service. Premiums received in advance are deferred. WCNY subscriber premiums are determined on an annual basis using community rating principles, required by the New York State
Insurance Department. Although the rate filing request and approval process is performed on an annual basis, under New York State insurance law, WCNY is allowed to contract with subscribers throughout the year based upon a "guaranteed" rate which incorporates an estimated community rate. WCNY is required to remit or collect any difference between the community rate ultimately approved and the guaranteed rate in the subsequent twelve month contract period. WCCT subscriber premiums are determined on an annual basis using community rating principles required by the Connecticut Insurance Department. Although the rate filing request and approval process is performed on an annual basis, under Connecticut insurance law WCCT is allowed to contract with subscribers throughout the year based on a "guaranteed" rate which incorporates an estimated community rate. WCCT is required to remit or collect any difference between the community rate ultimately approved and the guaranteed rate in the subsequent twelve month period. Accounts receivable include approximately $1,763,000 and $1,741,000 at December 31, 1996 and 1995,
respectively, which represented the excess of subscriber premiums accrued based on approved community rates over amounts actually billed under guaranteed rates. Approximately $754,000 of the $1,763,000 and $110,000 of the $1,741,000 outstanding at December
31, 1996 and 1995, respectively, have been classified as non-current.

Accounts receivable, other receivables, notes receivable and other non-current assets are reported net of reserves for doubtful accounts of approximately $13,758,000 and $7,388,000 at December
31, 1996 and 1995, respectively.

g. Reinsurance - WCNY and WCCT (the "WellCare HMOs") insure excess loss for commercial health care claims under policies with a reinsurance company. Effective September 1, 1995, WCNY reinsured a portion of its Medicare Full Risk program with a reinsurance company under a quota share agreement. Effective November 1, 1996, WCNY supplemented this agreement with a separate excess loss reinsurance policy. Effective August 1, 1996, WCNY's Medicaid claims are also covered under an excess loss reinsurance policy. Premiums for these policies are reported as medical expense and insurance recoveries, if any, are recorded as a reduction of medical expenses. Under the excess loss reinsurance policies, recoveries are made for claims of each enrollee or each covered dependent of each enrollee, on an annual basis, in excess of the deductible established in the policy subject to certain limitations. For the period from November 1, 1994, through October 31, 1995, the deductible under the policy for commercial health care claims was $100,000, which increased to $115,000 on November 1, 1995, and decreased to $85,000 on November 1, 1996. The deductibles for the Medicaid and Medicare Full Risk products are $115,000 and $200,000, respectively.

Reinsurance premiums charged to medical expenses in the accompanying consolidated financial statements amounted to approximately $552,000, $520,000 and $359,000 in 1996, 1995 and
1994, respectively. Reinsurance recoveries of approximately $524,000, $577,000 and $359,000 in 1996, 1995 and 1994,
respectively, have been recognized as a reduction in medical expenses.

Included in other receivables at December 31, 1996 and 1995, were amounts recoverable from the reinsurers of approximately
$1,155,000 and $633,000, respectively.

h. Medical Costs Payable and Medical Expenses - Medical expenses for primary care, hospital inpatient services, outpatient specialty care and pharmacy services, including those for which advances have been made to providers are recorded, as expenses in the period in which they are incurred. The liability for medical costs payable is based upon an estimate of the total reported and unreported claims attributable to medical services rendered by the WellCare HMOs during the year. Such estimates are based upon a comprehensive accounting of all reported claims as well as an actuarially determined reserve for claims incurred but not reported.

i. Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The amounts of incurred but not reported medical expenses, the reserve for uncollectible receivables, recoveries from third parties for coordination of benefits, final determinations of medical cost adjustment pools by New York State, and medical premiums subject to retrospective adjustment, require the significant use of estimates. Actual results could differ from those estimates used by management in the preparation of these consolidated financial statements.

j. Advertising Costs - Advertising costs, which include costs for certain marketing materials and development/implementation of public relations and marketing campaigns, are expensed as incurred. The advertising costs expensed in 1996, 1995 and 1994, were approximately $2,046,000, $1,723,000 and $1,573,000, respectively.

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

m. Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities and is amortized on the straight-line method over a 15-year period. At December 31, 1996 and 1995, accumulated amortization approximated $1,702,000 and $1,066,000, respectively.

The Company evaluated the recoverability of goodwill by monitoring reenrollment trends of membership acquired as well as the inherent profitability of such membership as determined in connection with annual rate filings. The Company has determined that no impairment exists at December 31, 1996.

n. Income Taxes - In 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse and the benefits of operating loss carryforwards. A valuation allowance is required to reduce net deferred tax assets unless management believes it is more likely than not that such deferred tax assets will be realized.

o. Long-Lived Assets - In March 1995, the Financial Accounting Standard's Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective for fiscal years beginning after December 15, 1995. There was no effect on the consolidated financial statements from the adoption of this statement.

p.  Stock-Based Compensation - In October 1995, the FASB issued
SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS
123"), which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employees transactions no later than December 15, 1995. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion
("APB") No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the consolidated financial statements pro forma net incomes, and per share amounts as if the company has applied the new method of accounting. SFAS
123 also requires increased disclosures for stock-based arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements. The Company has elected to continue to account for such transactions under APB No. 25 and disclose per SFAS 123 the pro-forma effects
(See Note 14 - "Stock Options").

q. Reclassifications - Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

2.  MEDICAL EXPENSE

a. In 1994, two entities which were predecessors to the Alliances referred to in Notes 1a and 17a, made payments of approximately $2,879,000 to providers in connection with the close out of the 1993 group risk accounts and to resolve certain disputed amounts between the Company and certain providers, which payments might otherwise have been made by the Company. Additionally, these entities paid approximately $1,833,000 directly to the Company in payment of 1993 provider deficits which would otherwise have been due to the Company directly from the providers. As originally reported in its 1994 consolidated financial statements, the Company recorded the $1,833,000 received as a reduction of medical expense, and the Company did not record as medical expense, the $2,879,000 paid directly to the providers by these entities.

Subsequently, in 1996, the Company's accounting personnel were informed that Edward A. Ullmann, the then Chairman of the Board, Chief Executive Officer and President of the Company (Mr. Ullmann resigned as Chairman and Chief Executive Officer on April 30, 1996, and as President on September 6, 1996), had guaranteed, in his individual capacity, two loans each in the amount of $2,700,000, made by banks to these two entities, the proceeds of which were used to fund the aggregate payments of $4,712,000 referred to above.

The Company subsequently restated its 1994 consolidated financial statements to reflect the higher medical expenses, and established a medical expense accrual. As there were no specific accounts payable by the Company, this accrual is being reduced concurrently with the pay down of the bank loans, with a simultaneous reduction in medical expense. A reduction of medical expense of approximately $2,423,000 and $1,738,000, was recorded in 1996 and 1995, respectively. The loans have been paid in accordance with their contractual amortization schedules and are scheduled to be fully paid in 1997.

b. The Alliances described in Notes 1a and 17a commenced operations in the fourth quarter of 1994. Based on information provided to the Company by the Alliances, the Alliances have operated at a deficit since inception (the deficit is approximately $17,000,000 at December 31, 1996 based on unaudited information). The deficit is the result of medical expense obligations assumed from WellCare upon the formation of the Alliances, actual and estimated but not incurred medical losses in excess of the amounts initially estimated, and operating losses. The Alliances have financed the deficits through a combination of borrowings from the Buyer and the investor referred to in Note 4; lags inherent in the receipt, adjudication and payment of claims; and the deferral of claim payments to providers. In addition, a $3,000,000 bank line-of-credit was entered into by the Buyer on December 28, 1995, which was guaranteed by Mr. Ullmann in his personal capacity.

On August 1, 1996, the Alliances implemented a fee withhold program, as permitted under the contracts with its physicians, to withhold payments otherwise payable to referral physicians by approximately 15% to 22% depending on the geographic location of the physician. Management of the Alliances and WellCare believe that this withhold program, together with general changes in the management of the Alliances, and the introduction of new provider reimbursement schedules should enable the Alliances to maintain their operations and reduce their accumulated deficits in 1997 and substantially eliminate them in 1998.

The Company has been advised by counsel that it would have no financial liability to providers with whom the Alliances had contracted for services rendered in the event the Alliances were unable to maintain their operations. Further, the Company has direct contracts with providers which would require the providers to continue medical care to members on the financial terms similar to those in the Alliances' agreement with providers, in the event that the Alliances were unable to maintain their operations. Nevertheless, in the event of continuing losses or increasing deficits by the Alliances, the Alliances could request increased capitation rates from the Company.

Management of the Company does not believe that such additional financial or increased contractual capitation rates should be required by the Alliances and has no intention to agree to such terms if requested by the Alliances beyond the contractual increases described in Note 1a. However, as outlined below, the Company agreed to record charges to medical expense based on the instructions of The New York State Insurance Department ("NYSID"). Effective September 1, 1996, the Company entered into a letter of understanding with the Alliances to restructure its capitation arrangement. Under this understanding, the Company reassumed risk for certain previously capitated services with a corresponding reduction in rates.

c. In connection with a comprehensive review of its arrangements with the Alliances, NYSID accelerated its normal statutory audit of WCNY. In letters dated August 12, 1996, and September 25, 1996, NYSID instructed the Company to assume certain medical expenses of prior periods. In the August 12, 1996 letter, NYSID instructed the Company to assume responsibility for unpaid inpatient hospital claims at June 30, 1996, which had been contractually assumed by the Alliances. This resulted in additional medical expense in 1996 of approximately $3.7 million. In the September 25, 1996 letter, NYSID instructed the Company to record additional medical expense for medical claims for the period prior to October 1, 1994, which had been contractually assumed by the Alliances. This resulted in additional medical expense of $2.9 million in 1996. Both of these changes represent obligations which had previously been assumed by the Alliances.

d. WCNY has an arrangement with several medical practices owned by the principal shareholder of the Buyer for the promotion of WCNY's access to primary care medical services at these sites. Payments of $1,764,696 in 1996 and $3,691,878 in 1995 and
$2,396,033 in 1994 have been charged to medical expense. In addition, WCNY advanced additional payments to the sites ($2,388,763 in 1996 and $710,000 in 1995), and at December 31,
1996, has included in "Other Receivable" approximately $2.5 million representing outstanding 1996 advances. As a result of operating losses at the sites and the uncertainty of their ability to repay these advances, WellCare has fully reserved this receivable in 1996. In 1997, WellCare made additional advances of $150,000. In October 1995, WCU entered into a similar arrangement with these medical practices for access to these sites as training facilities and made payments of $600,000 in 1996 and $150,000 in 1995, which amounts have been charged to consulting expense in the respective years.

3.  ACQUISITION OF MANAGED CARE ADMINISTRATORS, INC.

In March 1995, the Company acquired the assets and assumed certain liabilities of Managed Care Administrators, Inc. ("MCA"), a company engaged in managing a network of primary care physicians who provide health care services to Medicaid recipients in New
York City. As part of the purchase price, MCA is to be paid each calendar year an amount equal to twenty percent (20%) of the pre-interest, pre-tax income generated by the acquired assets. There was no earn out in 1996 and 1995.

4.  SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

In June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WellCare Medical Management, Inc. ("WCMM") which was engaged in managing physician practices, and then sold the assets of WCMM for cash of $.6 million and a note receivable of $5.1 million. The buyer ("Buyer") was newly formed to acquire WCMM and, as of March 1, 1997, approximately 11% of the Buyer's equity was directly or indirectly held by current or former directors, officers or employees of WellCare. The Buyer is in the business of managing medical practices and providing related consultative services. The Buyer has entered into agreements to manage the Alliances referred to in Notes 1a and 17a. The Company also received a five-year option to acquire the Buyer at any time at a formula price based on the Buyer's results of operations. This option was canceled in 1996. A gain of approximately $144,000 was not recognized in 1995, pending the repayment of the note. The note receivable bears interest at a rate equal to prime plus 2% (10.25% at December 31, 1996) with interest payable monthly through July 31, 1996 and, thereafter, principal and interest monthly through July 31, 2000. The Buyer is in default on the note and has not paid accrued interest of $.5 million at December 31, 1996.

Subsequently, the Company advanced $2.8 million to the Buyer ($2.1 million in 1996 and $.7 million in 1995) for operating expenses, which obligation is documented, at December 31, 1996, by a note of $215,000, receivables of $2.1 million and interest receivable of $.5 million. The note for $215,000 bears interest at a rate equal to prime plus 2% (10.25% at December 31, 1996) and matured December 31, 1996. No payments have been made against this note.

In view of the Buyer's operating losses and advances to the Alliances, the Company has obtained from certain of the Buyer's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. Nevertheless, in view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and the Buyer's default on the payments of the notes, the Company fully reserved in 1995 the original $5.1 million note receivable, plus the $.7 million advanced in 1995.
In 1996, the Company established a net reserve of $1.9 million for the additional note, interest accrued on the notes, and advances receivable, net of the deferred gain on the original sale.

On February 19, 1997, the Buyer executed a promissory note in the amount of $2.1 million, evidencing the $2.1 million payable to WellCare. The note bears interest at the rate of prime plus 2% (10.25% at December 31, 1996), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below. Subsequently, on February 26, 1997, the Buyer entered into an Option Agreement with a potential investor (the "Investor"), whereby the Investor agreed to lend the Buyer $4,000,000 and received an option to merge with the Buyer, exercisable during the period from March 15, 1998 through March 15, 1999. Concurrently, WellCare entered into an agreement with the Buyer whereby WellCare agreed to forbear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the Common Stock of the company resulting from the merger of the Investor and the Buyer. In the event the Investor merges with the Buyer, the $2.1 million note would be payable immediately. At the earlier of the Buyer relinquishing its option to merge, or March 14, 1999, the forbearance will be rescinded and the original payment terms of the $5.1 million note reinstated. The Buyer would continue to pay monthly interest on the $2.1 million note, with principal payments over a thirty-six month period to commence upon rescission of the forbearance. The notes are subordinated to the Investor's and Key Bank's security interests.

5.  SHORT-TERM INVESTMENTS

The value of short-term investments is as follows:

                                       Gross


                              Unrealized     Unrealized     Market
                      Cost        Gains        Losses       Value


At December 31, 1996:

Fixed income securities -

  States and
   municipalities        $928,011  $  3,500  $(18,345) $913,166

Equity securities           1,858     4,399         0     6,257


TOTAL               $929,869  $  7,899  $(18,345) $919,423

                                       Gross


                              Unrealized     Unrealized       Market
                       Cost           Gains         Losses         Value


At December 31, 1995:

Fixed income securities -

  States and
   municipalities        $1,254,176     $   5,778 $ (4,629) $1,255,325

Equity securities             1,858         4,211        -       6,069


TOTAL               $1,256,034     $   9,989 $ (4,629) $1,261,394



The contractual maturities of fixed income securities at December 31, 1996, are as follows:

                                              Market
                                 Cost         Value


Due in one year or less            $826,424       $813,635
Due after one year through
 five years                         101,587         99,531


Fixed income securities            $928,011       $913,166



6.  OTHER RECEIVABLES

Other receivables at December 31, 1996 and 1995 consist of the following:

                                 1996           1995


Current portion of:
  Contributions receivable - WCU   $1,348,484          $1,238,642
  Receivable from third-party
    insurers                     171,025             545,454
Reinsurance receivable              1,154,547             633,608
New York State Pools receivable     1,019,567              796,521
Pharmacy rebate receivable          1,004,914             649,846
Others                           175,294             780,542


TOTAL                         $4,873,831          $4,644,613

7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1996 and 1995 consists of the following:

                                 1996            1995


Land                               $   887,638         $   855,310
Land improvements                      438,799             434,699
Construction in progress          105,530             202,300
Buildings and building improvements       9,119,288           8,915,769
Leasehold improvements                 434,068             375,100
Computer equipment              4,942,445           4,492,722
Furniture, fixtures and equipment    1,490,459           1,428,406


                               17,418,227          16,704,306

Less accumulated depreciation        5,157,387           3,710,823


TOTAL                         $12,260,840         $12,993,483


Included in computer equipment and furniture, fixtures and equipment is equipment financed through capital leases aggregating approximately $2,574,000 and $2,398,000 at December 31, 1996 and 1995, respectively.
Accumulated amortization relating to assets financed through capital leases was approximately $1,705,000 and $1,303,000 at December 31, 1996 and 1995.

8.  NOTES RECEIVABLE

Notes receivable consist primarily of advances made to six medical practices totaling $1,337,316 relating to enhancing WCNY's provider network. Such notes are collateralized by first liens on all cash, accounts receivable, inventory, and all office and medical equipment owned by each of the practices. The notes require monthly principal and interest payments, at a rate of 7.5% per annum and mature on January 1, 2001.

9.  OTHER NON-CURRENT ASSETS

Other non-current assets at December 31, 1996 and 1995 consist of the following:

                                 1996           1995

Long term portion of:

  Deferred taxes - net             $1,509,328          $1,673,511
  Accounts receivable                 754,427             110,051
  Receivables from third-party
    insurers                     606,363                  -
  Contributions receivable - WCU      573,813           1,311,740

Capitalized costs incurred in
  connection with private placement
  of subordinated convertible
  note                           820,816                  -

Deposits and others              484,216             721,241


TOTAL                         $4,748,963          $3,816,543


10. LONG-TERM DEBT

Long-term debt consists of the following:
                                         1996              1995

Subordinated Convertible Note -
 The 1818 Fund II, L.P. (the
 "Note"); $20,000,000 due
 December 31, 2002; interest at
 6% per annum, payable quarterly
 by the Company (see Note 11 For
 Subordinated Convertible Note).        $  20,000,000             -

Line-of-Credit - Key Bank;
 $8,000,000 expiring May 31, 1998;
 interest at prime (7.22% as of
 December 31, 1996) (see Note
 11).                                        -    $ 11,850,000

Mortgage Payable - Key Bank of
 New York; $4,610,000; interest
 at LIBOR plus 175 basis points
 (8.25% at December 31, 1996) with
 a balloon payment of $3,562,488
 due January 1, 2000.  Secured by
 real estate, buildings, fixtures
 and assignment of all leases.              4,271,845     4,466,052

Mortgage Payable - First Hudson
 Valley; first mortgage of $820,000;
 interest at 7.25% with a balloon
 payment of $727,000 due February
 1, 1999                                776,799        797,758

Mortgage Payable - Key Bank of
 New York; first mortgage of
 $862,500; interest at base rate
 (8.25% at December 31, 1996);
 monthly with a balloon payment
 of $642,250 due March 1, 2000.
 Secured by property located
 in Saugerties.                              793,984        836,508

Mortgage Payable - First Hudson
 Valley; first mortgage of
 $335,000; interest at prime rate
 with a balloon payment of
 $264,525 due March 1, 2001.                 326,240              -

Note Payable - Lincoln National
 Administrative Services Corporation
 ("LNASC"); payable monthly with
 interest at 6% on the initial
 $1,000,000 and prime plus 1% on
 the balance in excess of $1,000,000
 through January 1997.  A portion of
 the interest on this note is deferred
 until January 1, 1997.  The amount of
 deferred interest is $207,430 and is
 included in other current liabilities.       35,800        451,757

Note Payable - First Hudson Valley;
 due date April 1, 1998; initial
 amount of $1,500,000, monthly
 payments include principal of
 of $41,667 and interest at Chase
 Manhattan Bank prime rate plus 1%
 (early payoff made on January 29, 1996).              -       1,143,808

Capitalized Lease Obligations;
 due through 2001; monthly payments
 ranging from $423 to $9,103 including
 interest ranging from 6.5% to 21.8%;
 secured by equipment                        963,861      1,209,174


Total Debt                                 27,168,529    20,755,057

Less current portion                          701,719     1,546,510


Long-term portion                         $26,466,810   $19,208,547


On November 7, 1996, the Key Bank line-of-credit was renegotiated reducing the aggregate limit from $15,000,000 to $8,000,000, and the sublimits were changed. WCMG and WCNY's sublimits were reduced from $8,000,000 to $3,000,000, and from $10,000,000 to
$6,000,000, respectively. In addition, a $2,000,000 sublimit was established for WCCT.

On January 31, 1997, the Company executed a renegotiated $6.0 million line-of-credit with Key Bank of New York. The line expires on May 31, 1998. The Company repaid the outstanding amount ($3.1 million) on the previous line-of-credit in December 1996. At December 31, 1996, the Company was in technical default of certain financial covenants. Key Bank has granted the Company a waiver of these financial covenants for the period ended December 31, 1996 and as of that date, there were no borrowings outstanding on the line-of-credit.

Maturities of long-term debt, excluding capital lease obligations, and future minimum lease payments under capital leases as of December 31, 1996, for each of the next five years are as follows:

                                         Future
                                        Minimum
                         Long-term       Lease
                            Debt             Payments

Year:

 1997                    $   333,800         $  431,363
 1998                        313,200            330,268
 1999                      1,038,199            227,511
 2000                      4,248,429             67,250
 2001                        271,040             19,760
 Thereafter               20,000,000            -


                          26,204,668          1,076,152
Less amount
 representing interest                 -        112,291


                         $26,204,668         $  963,861



11. SUBORDINATED CONVERTIBLE NOTE

On January 19, 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002 with The 1818 Fund
II, L.P. (the "Fund"), a private equity fund managed by Brown
Brothers Harriman & Co. ("BBH & Co.").

Pursuant to the terms of the Note Purchase Agreement dated January 19, 1996 (the "Agreement"), entered into between the Company and the Fund, the Company issued a Note dated January 19, 1996, in the principal amount of $20,000,000 payable to the order of the Fund or its registered assignees. On February 28, 1997, the Fund and the Company amended the Agreement and the Note (such amendments together with the concurrent amendment to the related registration rights agreement between the parties, the "Amendment"). The Note accrued interest at an interest rate of six percent (6%) per annum prior to the Amendment and then accrues interest at an interest rate of five and one-half percent (5.5%) per annum, which interest is payable quarterly by the Company. The principal amount of the
Note is payable in one amount on December 31, 2002. The Note is subject to certain mandatory redemptions at the option of the holder of the Note upon certain changes of control of the Company. In addition, subject to certain conditions, the Note is subject to certain optional redemptions at the option of the Company after the fourth anniversary of the date of the Note. By its terms, the
Note is subordinated to all senior indebtedness of the Company. The holder of the Note has the right to convert the then outstanding principal amount of the Note into that number of shares of Common Stock of the Company at a conversion price equal to one hundred fifteen percent (115%) of the average of the market price of WellCare Common Stock during the period August 4, 1996 through February 28, 1997, subject to adjustment for certain dilutive events with a floor of $9 per share and a ceiling of $15 per share. Prior to the Amendment, the Note had been convertible at a conversion price of $29.00 per share. Under the Note, the conversion price is granted to the holder of the Note is adjusted, inter alia, if the Company issues shares of its Common Stock or options, warrants or other rights to acquire shares of Common Stock of the Company at a price per share less than the current market price or, pursuant to the Amendment, the conversion price at the time. The holder of the Note also has the right to require redemption of the Note following a change of control (as that term is defined in the Note) of the Company at a redemption price equal to 130% (previously 115% under the original Note) of the principal amount of the Note together with all accrued and unpaid interest thereon. Under the Amendment, if a change of control occurs within 24 months of a redemption of the Note, the Company may also be required to pay the holder of the Note an amount equal to 30% of the principal amount of the redeemed Note.

Pursuant to the terms of the Agreement, as of January 19, 1996, the Company caused one (1) vacancy to be created on its Board of Directors and caused Lawrence C. Tucker, as a designee of the Fund, to be appointed to the Board. At such time, Mr. Tucker's directorship did not have any classification. In addition, under the terms of the Agreement, at the 1996 Annual Meeting of the Shareholders of the Company, Mr. Tucker was elected by the shareholders as a Class II Director for a term expiring at the 1998 Annual Meeting of Shareholders. Under the Amendment, as of February 28, 1997, the Company caused one (1) vacancy to be created on its Board of Directors and appointed Walter Grist, as a designee of the Fund, as a director without classification. The persons elected to the Board who are designated by the Fund are referred to herein as the "Fund Designees."

As part of the Amendment, the Company agreed to cause two additional directors (the "Outside Directors") to be elected to the Board. Each such person shall (i) be neither an officer, director or employee of the Company or any subsidiary of the Company nor any affiliate of the Company, and (ii) have experience as a director of a public company or other relevant experience. The Company expects to nominate two individuals meeting these qualifications for election at the 1997 Annual Meeting of Shareholders.

12. INCOME TAXES

The (benefit)/provision for income taxes consists of the following:

                         YEAR ENDED DECEMBER 31,


                     1996          1995      1994

Current:
 Federal         $(6,388,304) $ 2,180,308 $3,058,334
 State                61,864      723,597    956,919


                  (6,326,440)   2,903,905  4,015,253


Deferred:
 Federal          (  350,516)  (1,342,359)   (1,228,053)
 State            (1,360,674)    (445,546)     (384,200)


                 $(1,711,190) $(1,787,905)   $(1,612,253)


A reconciliation of the Federal statutory rate to the Company's effective income tax rate is as follows:

                         YEAR ENDED DECEMBER 31,


                       1996      1995      1994


Federal statutory rate        34.0%          34.0%          34.0%
State income taxes -
 Net of federal benefit        6.6       6.0       7.0


Effective rate           40.6%          40.0%          41.0%



As a result of the operating losses incurred in the year ended December 31, 1996, the Company has recorded a deferred tax asset giving recognition to the future tax benefit of net operating losses ("NOLS") whose realization was determined to be more likely than not. The amounts of these NOLS, related to state tax benefits, are approximately $897,000 and $129,000 for New York and Connecticut, respectively. Additionally, the maximum utilization period for these NOLS is fifteen (15) and five (5) years for New York and Connecticut, respectively.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred tax balance as of December 31, 1996 and 1995 are as follows:

                                   December 31,


                                 1996      1995


Deferred tax assets:
 Accounts and other
    receivables -
    bad debt reserves              $5,579,228     $2,996,011
 Other                           935,517      1,205,778
 Net operating loss
   carry forward - State       1,026,021              -


  Total                        7,540,766      4,201,789


Deferred tax liabilities:
 Depreciable assets              424,249        190,154
 Capitalized pre-
   operational costs                1,675,540              -
 Other                                -    281,848


  Total                        2,099,789        472,002


Net deferred tax asset             $5,440,977     $3,729,787


Management has not provided a valuation allowance for the deferred tax assets in the belief that it is more likely than not that the deferred tax assets will be realized as a result of reductions in the cost of medical services, improved medical utilization controls, reductions in administrative expenses and increases in enrollment.

The Company's effective tax rate during 1996, 1995 and 1994 was 40.6%, 40.0% and 41.0%, respectively. The fluctuation in the effective rate is primarily attributable to the amount of nondeductible expenses and tax exempt income.

13. COMMON STOCK

The Company amended the 1993 Incentive and Non-Incentive Stock
Option Plan to increase the number of shares reserved for issuance under the plan from 450,000 to 900,000 shares of Common Stock.

The Class A Common Stock and the Common Stock are identical in all respects except for voting rights, conversion rights and the non-transferability of the Class A Common Stock. Holders of Class A Common Stock are entitled to ten (10) votes per share and holders of Common Stock to one (1) vote per share. Class A Common Stock is not transferable and must be converted to Common Stock to be sold. Holders of Class A Common Stock may, at their option, convert their shares to Common Stock on a share-for-share basis.

The Company has 1,000,000 shares of preferred stock authorized, no shares issued.

Earnings per share calculations are based on a weighted average number of shares outstanding for the year. Earnings per share for the years ended 1996, 1995 and 1994 were calculated giving effect to all outstanding options. The weighted average number of common and common equivalent shares outstanding for the years ended 1996, 1995 and 1994 were 6,295,900 shares, 6,249,712 shares and
6,225,538 shares, respectively.

14. STOCK OPTIONS

During 1996, 1995 and 1994, the Company issued stock options to certain individuals to purchase Common Stock. Options granted in 1996, 1995 and 1994 were issued at the fair market value of the stock on the date of the grant. Following is a summary of the transactions:

                              SHARES UNDER OPTION


                           1996      1995      1994


Outstanding,
 beginning of year       388,012   335,785   281,500

Exercised during the year     (20,398)  (37,408)  (21,290)

Terminated during the year   (148,159)  (25,213)  (16,875)

Granted during the year       337,000   114,848    92,450


Outstanding, end of year 556,455   388,012   335,785


Eligible, end of year, for
 exercise currently      175,938    91,778    45,335


Option price per share     $7.22-$24.50 $11.75-$17.25 $11.75-$14.00

On December 23, 1996, the Company created the 1996 Non-Incentive Executive Stock Option Plan ("Plan") to acknowledge exceptional services to the Company by senior executives and to provide an added incentive for such senior executives to continue to provide such services and to promote the best interests of the Company. The executive plan subjects an aggregate of 650,000 shares of the Company's Common Stock, par value $0.01 per share ("Common Stock"), to this plan with options to purchase granted to any one senior executive limited to 600,000 shares or less. All options have a term of five years from the date of grant but shall terminate, lapse and expire at such earlier time or times as provided in the Option Agreement governing such option. Options granted are not subject to review and are conclusive, although in no event shall such purchase price be less than the fair market value (as defined in the Agreement). The plan is subject to approval by the issuer's shareholders. The following is a summary of the transactions:

Executive Stock Option Plan:
                                1996


Outstanding, beginning of year          -

Exercised during the year               -

Terminated during the year              -

Granted during the year            600,000


Outstanding, end of year      600,000


Eligible, end of year, for
 exercise currently                -


Option price per share             $10.00-$15.00

The Company has adopted the disclosure-only provisions of SFAS 123 (See Note 1p). Accordingly, no compensation cost has been recognized for grants of stock options. Had compensation cost for grants made under the Company's two stock option plans been determined based on the fair market value at the grant dates in a manner consistent with the provisions of SFAS 123, the Company's net (loss)/earnings and net (loss)/earnings per share for the years ended December 31, 1996 and 1995 would have been adjusted to the pro forma amounts below:

                           YEAR ENDED DECEMBER 31,


                          1996          1995


Net (loss)/income:

 As reported           $(11,782,430) $ 1,673,350
 Pro forma                    $(12,586,561)  $ 1,439,798

Net (loss)/earnings
 per share:

 As reported           $      (1.87) $      0.27
 Pro forma                    $      (2.00)  $      0.23

The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                           YEAR ENDED DECEMBER 31,


                          1996          1995



Dividend yield             0.0%          0.0%
Expected volatility       47.0%         47.0%
Risk-free interest rate
 (per annum)               6.2%          6.4%
Expected lives (in years)             4.3          3.9

In connection with their employment contracts, the Company's former President and its Chief Financial Officer were granted 15,000 and 5,000 phantom shares, respectively, payable in cash only. These phantom shares vest, subject to the executive's continued employment with the Company, 25% per year on December 31st of each year, commencing December 31, 1994, and are payable in January 1998 in an amount equal to the product of the number of phantom shares vested in the executive, and the difference between the closing sales prices of the Company's Common Stock as reported by The Nasdaq Stock Market (National Market) at various points in time, as specified in their employment contracts. Through December 31, 1996, no expenses have been accrued.

15.  RETIREMENT SAVINGS PLAN

The Company sponsors a retirement plan designed to qualify under
Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over age twenty-one (21) who have been employed by the Company for at least one year with one thousand (1,000) hours of service are eligible to participate in the plan. Employees may contribute to the plan on a tax deferred basis generally up to 18% of their total annual salary, but in no event more than $9,500 in 1996. Under the plan, the Company makes matching contributions at the rate of 50% of the amount contributed by the employees up to a maximum of 2% of the employee's total annual compensation.

The employer contributions vest to the employee after five (5) years of an employee's service with the Company. At December 31, 1996, 128 employees were enrolled in the plan. For the year ended December 31, 1996, the Company intends to contribute approximately $85,000. For the years ended December 31, 1995 and 1994, the Company contributed approximately $86,000 and $52,000, respectively.

16.  CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of investments in short-term investments in obligations of certain state and municipal entities and premiums receivable. Short-term investments are managed by professional investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1996, management believes that the Company has no significant concentrations of credit risk.

17.  COMMITMENTS AND CONTINGENCIES

a. Effective October 1, 1994, WCNY changed its capitation arrangements with the majority of its providers from capitating primary care physicians with attendant risk-sharing to capitating the Alliances comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at deficit since inception but have recently instituted measures designed to reduce these deficits and achieve profitability. The Alliance could request additional funding beyond the contractual increases described in Note 1a of "Notes to Consolidated
Financial Statements", from the Company, which management does not believe should be required and, if requested, by the Alliances does not intend to provide. (On March 13, 1997, the Alliances received a $1.0 million cash infusion and a commitment for up to an additional $3.0 million cash infusion from an unrelated third-party.)

In an effort to improve profitability of the Company and the Alliances, effective September 1, 1996, WCNY entered into a letter of understanding with the Alliances to restructure the capitation arrangements. WCNY reassumed risk for certain previously capitated services, with a corresponding reduction in rates. At December 31, 1996, WCNY capitated the Alliances for all physician services, both primary care and specialty services, on a PMPM basis for each HMO member associated with an Alliance except for physician services for certain diagnostics and mental health, which are capitated through regional integrated delivery systems. This restructuring had a minimal impact on medical expenses in 1996, but is expected to result in savings for the Company in future periods (See Note 1a). Management of the Alliances and WCNY believe that the recently instituted measures will enable the Alliances to maintain their operations and reduce their accumulated deficits.


b. Between April 1, 1996 and May 14, 1996, the Company as well as two of its officers who also are directors were named as defendants in eight separate purported class actions filed in the United States District Courts for the Northern and Southern Districts of New York. The complaints in these actions are virtually the same, alleging the defendants violated the federal securities laws by making alleged materially false and misleading statements, or withholding information, which artificially inflated the market price of the Company's common stock and caused investors to act to their detriment. A ninth suit filed during the same period names as defendants the same parties; as well as three additional directors, two of whom also are officers.
Because these actions have only recently been filed, discovery has not yet begun. Most early litigation activity will involve plaintiffs' counsel's attempts to achieve consolidation and support the existence and viability of a class. Accordingly, management is unable to predict the likelihood of its success on the merits of these cases but has instructed counsel to defend vigorously. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

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

On July 3, 1996, the Securities Litigations were consolidated and an amended consolidated complaint was served on August 21, 1996, which complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. On October 23, 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor has likewise filed its own motion to dismiss. Prior to the filing of the motion, discovery had not yet begun and pursuant to the Private Securities Litigation Reform Act, all discovery is necessarily stayed pending the disposition of the motion. Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations. A decision on the motion to dismiss is expected sometime during 1997.

c. Other - The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of management, the amount of loss that might be sustained, if any, would not have a material effect on the Company's consolidated financial statements.

d. Lease - Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, are approximately as follows:

       Year                 Amount


     1997                $ 1,247,000
     1998                    981,000
     1999                    775,000
     2000                    627,000
     2001                     70,000
     Thereafter                         0


     TOTAL                    $ 3,700,000


18.  STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The New York State Department of Health requires that WCNY maintain cash balances equal to the greater of five percent (5%) of expected annual medical costs or $100,000. At December 31, 1996 and 1995, WCNY had required cash reserves of approximately $6,667,000 and $8,241,000, respectively, included in Other Assets. Additionally, WCNY is required to maintain a statutory reserve for the protection of subscribers in the event WCNY is unable to meet its obligations. The reserve must be increased annually by an amount equal to at least one percent (1%) of the premiums earned limited, in total, to a maximum of five percent (5%) of premiums earned for the most recent calendar year. At December 31, 1996 and 1995, WCNY had a required statutory reserve of approximately $5,932,000 and $4,360,000, respectively. WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut.

As a holding company, WellCare's ability to declare and pay dividends is dependent upon cash distributions from its subsidiaries which, with respect to WCNY, are limited by state regulations. Although such regulations do not specifically restrict WCNY from paying dividends, they require WCNY to be financially sound as determined by the New York State Departments of Health and Insurance, and thereby may preclude WCNY from paying dividends. Any transaction that involves five percent (5%) or more of WCNY's assets requires notice to the Commissioner and Superintendent of the Departments of Health and Insurance, respectively, and any transaction that involves ten percent (10%) or more of WCNY's assets requires prior approval. Any decision to pay dividends in the future will be made by WellCare's Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and such other factors as the Board of Directors may deem relevant.

In October 1996, the Company loaned $3,000,000 to WCNY at the request of NYSID. The principal and interest are repayable out of free and divisible surplus and subject to the prior approval of the Superintendent of Insurance of the State of New York.

19.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the year for:

                       1996      1995      1994


Income taxes        $1,792,492     $5,140,000     $3,952,226

Interest            $1,950,559     $1,387,298     $  667,061

During 1996, 1995 and 1994, WellCare entered into capital leases for equipment in the amounts of approximately $176,000, $605,000 and $321,000, respectively.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, due from affiliates - net, advances to participating providers, other receivables - net, restricted cash, other non-current assets - net, due from affiliates, accounts payable and accrued expenses approximate their fair values.

The fair value of notes receivable consisting primarily of advances to medical practices, is not materially different from the carrying value for financial statement purposes. In making this determination, the Company used interest rates based on an estimate of the credit worthiness of each medical practice.


The Subordinated Convertible was issued in a private placement on January 19, 1996, and amended with the holder on February 28, 1997, as described in Note 11. There is no public market for this instrument or other debt of the Company and management believe it is not practicable to estimate its fair value at this time. The carrying amount of other long-term debt, the majority of which bears interest at floating rates, are assumed to approximate their fair value.

21.  SUBSEQUENT EVENT

The Company has received a notice from the New York State Insurance Department ("NYSID") relating to the NYSID's audit of the New York State market stabilization pools receivable (See Note 6 - Other Investments). The notice indicated that the NYSID may adjust this amount based on information that the Company needs to provide with respect to the audit years 1993, 1994 and 1995. Although no adjustment amount (either a range or specific amount) has been indicated at this time by the NYSID, the issues raised imply that the NYSID is seeking to reduce the receivable due to the Company and may be seeking additional payments. The Company intends to challenge any of the NYSID auditors' findings and is currently meeting with the NYSID to discuss those findings. There is no certainty that the Company will prevail.

22.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected unaudited data reflecting the Company's consolidated results of operations for each of the last eight quarters are shown in the following table (in thousands, except per share amounts):

                                        1996


                           1st            2nd       3rd       4th


Total revenue            $41,567        $41,193   $39,587   $38,904

Total expenses            41,521         46,082(1) 50,622(2) 42,846

Income/(loss) from operations        46  (4,889)  (11,035)   (3,942)

Net income/(loss)                    28  (2,934)   (6,621)   (2,255)

Net income/(loss) per share        0.00   (0.47)    (1.05)    (0.35)


                                        1995


                           1st            2nd       3rd       4th


Total revenue            $34,875        $36,902   $40,112   $40,978

Total expenses            32,036         33,304    36,176
48,562(3)

Income/(loss) from
 operations                       2,839   3,598     3,936    (7,584)

Net income/(loss)                 1,675   2,123     2,333    (4,458)

Net income/(loss) per share        0.27    0.34      0.37     (0.71)


The sum of the above quarterly amounts may not equal reported year to date amounts due to rounding.


(1) Includes a one-time $3.7 millions charge for the cost of hospital inpatient care for members, as assumed by the Company based on an August 2, 1996 letter from NYSID (See Note 2c of "Notes to Consolidated Financial Statements").
(2) Includes a one-time $2.9 million charge to medical expenses for medical claims prior to October 1, 1994, which had previously been assumed by the Alliances, as per a September 25, 1996 letter from NYSID (See Note 2c of "Notes to Consolidated Financial Statements").
(3) The following unusual charges occurred in the fourth calendar quarter of 1995: $5,130,000 reserve on the note receivable referred to in Note 1, and approximately $744,000 in related advances; approximately $2,000,000 in increases to reserves for other notes and accounts receivable; approximately $600,000 in reserves for medical cost adjustment pools by New York State; approximately $500,000 relating to premiums; and approximately $700,000 relating to various adjustments to medical costs payable.

          THE WELLCARE MANAGEMENT GROUP, INC.
                       Schedule I
     Condensed Financial Information of Registrant
                Condensed Balance Sheets
            As of December 31, 1996 and 1995
                     (in thousands)
                                       1996      1995

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents          $ 4,518   $   279
  Short-term investments                 920     1,262
  Accounts and other receivables - net           1,864   1,614
  Prepaid expenses and other
    current assets - net               8,994     2,699


  TOTAL CURRENT ASSETS                16,296     5,854

INVESTMENT IN SUBSIDIARIES            18,642    22,661
PROPERTY AND EQUIPMENT - net             288       185
NOTES RECEIVABLE - LONG-TERM - net    10,893     5,470
OTHER ASSETS - net                     4,159     5,009


  TOTAL                              $50,278   $39,179


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account and notes payable          $   327   $    45
  Current portion of long-term debt       69       910
  Accrued expenses and other           9,480     3,278


  TOTAL CURRENT LIABILITIES            9,876     4,233

LONG-TERM DEBT                        20,128     2,953
OTHER LIABILITIES                          -       189


  TOTAL LIABILITIES                   30,004     7,375

SHAREHOLDERS' EQUITY:
  Common Stock                            63        63
  Additional paid-in capital          26,624    26,371
  Accumulated/(deficit) surplus      (12,121)    1,233
  Statutory reserve                    5,932     4,360


                                      20,498    32,027
  Unrealized (loss)/gain on
     short-term investments              (11)        5
Less:
  Notes receivable from shareholders       6        17
  Treasury stock - at cost               207       211


  TOTAL SHAREHOLDERS' EQUITY          20,274    31,804


  TOTAL                              $50,278   $39,179


          THE WELLCARE MANAGEMENT GROUP, INC.
                       Schedule I
   Condensed Financial Information of the Registrant
           Condensed Statement of Operations
  For the years ended December 31, 1996, 1995 and 1994
                     (in thousands)


                              1996     1995      1994

REVENUE:
  Fee income               $ 16,248  $14,569   $10,409
  Interest income             1,588    1,306       510
  Other income                  151    2,673          96


       TOTAL REVENUE                 17,987     18,548         11,015


EXPENSES:
  General and administrative
    expenses                 22,642   21,730    10,803
  Interest expense            1,223      323       128
  Other expense - net           270       79        31


       TOTAL EXPENSES        24,135   22,132    10,962


(LOSS)/INCOME FROM OPERATIONS          (6,148)  (3,584)       53
(BENEFIT)/PROVISION FOR
   INCOME TAXES                        (2,485)  (1,762)       19


  NET (LOSS)/INCOME BEFORE
    EQUITY IN (LOSS)/INCOME
    OF SUBSIDIARIES          (3,663)  (1,822)       34

EQUITY IN (LOSS)/INCOME OF
  SUBSIDIARIES NET OF TAXES            (8,119)   3,495     3,425


  NET (LOSS)/INCOME        $(11,782)  $1,673    $3,459

          THE WELLCARE MANAGEMENT GROUP, INC.
                       Schedule I
   Condensed Financial Information of the Registrant
           Condensed Statement of Cash Flows
  For the years ended December 31, 1996, 1995 and 1994
                     (in thousands)

                             1996      1995      1994

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net (loss)/income        $(3,663)  $(1,822)  $    34
  Depreciation and
    amortization                         341       163        58
  (Gain)/loss on sale of assets          (71)       53        31
  Increase in accounts
    receivable                (300)     (347)     (400)
  Other - net                  109      (725)   (2,494)

  NET CASH USED IN
    OPERATING ACTIVITIES    (3,584)   (2,678)   (2,771)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of equipment         (8)     (121)      (30)
  Increase in notes receivable        (5,103)   (2,355)   (3,036)
  Capital contributions to
    subsidiaries - net      (4,100)   (2,750)        -
  Sale/(purchase) of
    investments - net          342     4,804    (3,917)


  NET CASH USED IN
    INVESTING ACTIVITIES    (8,869)     (422)   (6,983)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Increase/(decrease) in
    long-term debt          16,158     3,026      (430)
  Increase/(decrease) in
    accounts and notes payable           282    (1,855)    1,500
  Proceeds from issuance of
    stock and treasury
    stock - net                            3       244         -
  Cost of treasury stock
    purchased                    -         -      (395)
  Proceeds from exercise of
    stock options              254       450       249
  Other - net                   (5)       21       (10)

  NET CASH PROVIDED BY
    FINANCING ACTIVITIES    16,692     1,886       914

NET INCREASE/(DECREASE) IN
  CASH AND CASH EQUIVALENTS            4,239    (1,214)   (8,840)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR            279     1,493    10,333

CASH AND CASH EQUIVALENTS,
  END OF YEAR              $ 4,518   $   279   $ 1,493

          THE WELLCARE MANAGEMENT GROUP, INC.
                      Schedule II
           Valuation and Qualifying Accounts
  For the years ended December 31, 1996, 1995 and 1994
                     (in thousands)


                    Balance at                         Balance at
                    Beginning           Less:       End of
                    of Period Additions Deductions    Period


YEAR ENDED
DECEMBER 31, 1996

Allowance for
 doubtful accounts -
  Trade receivables $1,514    $3,937    $2,086    $ 3,365

Allowance for
 doubtful accounts -
  Due from affiliates              -       216       216            -

Allowance for
 doubtful accounts -
  Other receivables    744     4,321        17      5,048

Allowance for
 doubtful accounts -
  Notes receivable   5,130       535       320      5,345


Total               $7,388    $9,009    $2,639    $13,758


YEAR ENDED
DECEMBER 31, 1995

Allowance for
 doubtful accounts -
  Trade receivables $  682    $  832    $    -    $ 1,514

Allowance for
 doubtful accounts -
  Other receivables      -       744         -        744

Allowance for
 doubtful accounts -
  Notes receivable       -     5,130         -      5,130


Total               $  682    $6,706    $    -    $ 7,388


YEAR ENDED
DECEMBER 31, 1994

Allowance for
 doubtful accounts -
  Trade receivables $  359    $   323   $     -   $   682

                        INDEX TO EXHIBITS

EXHIBIT NO.


3.1       Copy of Registrant's Restated
          Certificate of Incorporation            (1)

3.1a      Copy of Certificate of Amendment to
          Restated Certificate of Incorporation        (4)

3.2b      Copy of Registrant's Amended By-Laws         (7)

10.1      Copy of Registrant's Amended and
          Restated 1993 Incentive and Non-
          Incentive Stock Option Plan,
          including Form of Option*               (4)

10.1a     Copy of Registrant's Amended and
          Restated 1993 Incentive and Non-
          Incentive Stock Option Plan, including
          Form of Option (As of September 1, 1996
          and subject to shareholder approval)*        (8)

10.2a     Copy of Employment Contract dated
          January 1, 1994, between Registrant
          and Edward A. Ullmann*                  (3)

10.2b     Copy of Amendment to Employment Contract
          dated January 1, 1996, between Registrant
          and Edward A. Ullmann*                  (6)

10.2c     Copy of Amendment to Employment Contract
          dated January 1, 1996, between Registrant
          and Edward A. Ullmann*                  (6)

10.2d     Copy of Voluntary Separation and Release
          dated October 16, 1996, between Registrant
          and Edward A. Ullmann*                  (8)

10.4a     Copy of Employment Contract dated
          January 1, 1994, between Registrant and
          Robert E. Goff*                         (2)

10.4b     Copy of Voluntary Separation and Release
          dated October 24, 1996, between Registrant
          and Robert E. Goff*                     (8)

10.6a     Copy of Employment Contract dated
          January 1, 1995, between Registrant and
          G. William Strein*                      (3)

10.6b Copy of Amendment to Employment Contract dated July 1, 1996, between Registrant and G. William Strein*

10.8a     Copy of Employment Contract dated
          January 1, 1995, between Registrant and
          Peter G. Kraft*                         (3)



                        INDEX TO EXHIBITS

EXHIBIT NO.


10.8b     Copy of Separation from Employment
          Agreement dated September 19, 1996,
          between Registrant and Peter G. Kraft*       (8)

10.14     Form of Medicaid Contract between
          WellCare of New York, Inc. and various
          counties of the New York State Department
          of Social Services                      (1)

10.15a    Copy of Restated Agreement dated March 1,
          1994, between WellCare Administration, Inc.
          and Diversified Pharmaceuticals, Inc.        (3)

10.16a    Copy of Reinsurance Agreement effective
          November 1, 1993, between Registrant and
          Preferred Life Insurance Company of
          New York                                (3)

10.20a    Copy of Agreements dated January 1, 1993 and
          July 1, 1993, respectively, between Park West
          Entertainment, Inc. ("PWE") and Registrant   (1)

10.20b    Copy of Agreement dated January 1, 1992, with
          Addendum dated January 1, 1993, between PWE
          and WellCare of New York, Inc.          (1)

10.20c    Copy of Agreements dated January 1, 1992,
          with Addendum dated January 1, 1993, and
          July 1, 1992, respectively, between PWE
          and Mid-Hudson Health Plan, Inc.        (1)

10.20d    Copy of Promissory Note dated September 1,
          1992, issued by PWE to Registrant       (1)

10.20e    Copy of Letter dated November 25, 1996,
          terminating the Agreement between WellCare of New York, Inc. and Park West Entertainment,
          Inc.

10.22     Copy of Lease dated February 1, 1993, between
          WellCare of New York, Inc., as Tenant, and
          Huntington Associates, as Landlord, relating to lease of office space in Albany, New York (1)

10.24     Copy of Full Risk Capitation Agreement between
          AMB Medical Services, P.C. and WellCare of New
          York, Inc.                              (3)

10.25     Copy of Full Risk Capitation Agreement between
          Dutchess Family Medicine, P.C. and WellCare
          of New York, Inc.                       (3)

10.26     Copy of Full Risk Capitation Agreement between
          Hudson Valley Family Health, P.C. and WellCare
          of New York, Inc.                       (3)



                        INDEX TO EXHIBITS

EXHIBIT NO.


10.26a    Copy of Full Risk Capitation Agreement between
          Hudson Valley Family Health, P.C. and WellCare
          of New York, Inc. dated October 1, 1995 (super-
          cedes Exhibit 10.26)                    (6)

10.27     Copy of Full Risk Capitation Agreement between
          Valley Medical Services, P.C. and WellCare of
          New York, Inc.                          (3)

10.27a    Copy of Full Risk Capitation Agreement between
          Valley Medical Services, P.C. and WellCare of
          New York, Inc. dated October 1, 1995 (super-
          cedes Exhibit 10.27)                    (6)

10.27b    Copy of Letter of Understanding between
          WellCare of New York, Inc. and the contracted
          Alliances (Valley Medical Services, P.C. and
          Hudson Valley Family Medical Health, P.C.)
          dated September 23, 1996

10.27c    Copy of Letter of Intent between Registrant,
          WellCare of New York, Inc., Primergy, Inc.,
          Valley Medical Services, P.C., and Hudson
          Valley Family Health, P.C. dated January 7,
          1997

10.33     Copy of Employment Contract dated May 24, 1994,
          between Registrant and Marystephanie Corsones*    (3)

10.33a    Copy of Amendment to Employment Contract
          dated January 1, 1996, between Registrant
          and Marystephanie Corsones*             (6)

10.33b Copy of Employment and Consulting Agreement dated March 3, 1997, between Registrant and
          Registrant and Marystephanie Corsones*

10.34     Copy of Employment Contract dated January 1,
          1994, between Registrant and Patrick Arlantico*   (3)

10.34a    Copy of Acceptance of Resignation dated March
          1, 1996, between Registrant and Patrick
          Arlantico*                              (6)

10.35     Copies of Stock Purchase Warrants issued by
          Registrant to J.J. Farrell Associates, Inc.  (3)

10.36     Copy of Lease Agreement dated November 7,
          1994, between Catskill Medical Associates, P.C.
          and WellCare Development, Inc.          (3)

10.37     Copy of Lease Agreement dated October 14, 1994,
          between Richard Bulger and WellCare Development,
          Inc.                                    (3)

                        INDEX TO EXHIBITS

EXHIBIT NO.


10.38     Copy of Management Agreement dated July 1,
          1994, between Registrant and its Wholly-Owned
          Subsidiary, WellCare of Connecticut, Inc.         (3)

10.39e    Copy of $6,000,000 Loan Agreement among
          Registrant and Subsidiaries and KeyBank
          National Association dated January 31, 1997

10.39f Copy of Line-of-Credit Note in the amount of $3,000,000 dated January 31, 1997, between
          Registrant and KeyBank National Association

10.39g Copy of Line-of-Credit Note in the amount of $2,000,000 dated January 31, 1997, between
          WellCare of Connecticut, Inc. and KeyBank
          National Association

10.39h Copy of Line-of-Credit Note in the amount of $6,000,000 dated January 31, 1997, between
          WellCare of New York, Inc. and KeyBank
          National Association

10.39i Copy of Guaranty of Payment and Performance dated January 31, 1997, between WellCare
          Development, Inc. and Agente Benefit
          Consultants, Inc. and KeyBank National
          Association

10.39j Copy of Guaranty of Payment and Performance dated January 31, 1997, between Registrant and KeyBank National Association

10.39k    Copy of Letter from KeyBank dated March 25,
          1997 waiving certain financial covenants in the Loan Agreement

10.40     Copy of Note Purchase Agreement by and
          between Registrant and The 1818 Fund II, L.P.     (5)

10.40a    Copy of Letter Agreement dated February 28,
          1997, between Registrant and The 1818 Fund
          II, L.P.

10.41     Copy of 6% Subordinated Convertible Note
          Due December 31, 2002, between Registrant
          and The 1818 Fund II, L.P.              (5)

10.42     Copy of Registration Rights Agreement
          between Registrant and The 1818 Fund II, L.P.     (5)

10.43     Copy of Asset Purchase Agreement between
          WellCare Medical Management, Inc. and
          Primergy, Inc. dated June 30, 1995      (6)

                        INDEX TO EXHIBITS

EXHIBIT NO.


10.44     Copy of Bill of Sale between WellCare Medical
          Management, Inc. and Primergy, Inc. dated
          June 30, 1995                           (6)

10.45     Copy of Promissory Note in the amount of
          $5,130,000 between WellCare Medical Management,
          Inc. and Primergy, Inc. dated June 30, 1995  (6)

10.45a Copy of Forbearance Agreement on the terms and conditions of a Promissory Note in the amount of $5,130,000 between Registrant and Primergy, Inc. dated February 26, 1997

10.46     Copy of Note Agreement between WellCare
          Medical Management, Inc. and Primergy, Inc.
          dated                              June 30, 1995       (6)

10.47     Form of Guaranty and Guarantor Pledge Agreement
          between an individual and WellCare Medical
          Management, Inc.                        (6)

10.49     Copy of Quota Share Reinsurance Agreement
          between Registrant and Allianz Life Insurance
          Company of North America dated September 1,
          1995                                    (6)

10.50     Copy of Employment Contract dated May 29, 1996,
          and Stock Option Agreements between Registrant
          and Douglas A. Hayward*                 (7)

10.51     Copy of Employment Contract dated June 1, 1996,
          and Stock Option Agreements between Registrant
          and John E. Ott, M.D.*                  (7)

10.52     Copy of Employment Agreement dated September 1,
          1996, between Registrant and Joseph R. Papa* (8)

10.53     Copy of Registrant's 1996 Non-Incentive
          Executive Stock Option Plan*

10.54     Copy of Stock Option Agreement dated
          December 23, 1996, between Registrant
          and Robert W. Morey, Jr.*

10.55 Copy of Promissory Note in the amount of $2,099,083 between Primergy, Inc. and
          Registrant dated February 19, 1997

10.56 Copy of Loan and Security Agreement made by Primergy, Inc. in favor of Registrant and WellCare Medical Management, Inc.
          dated as of February 19, 1997

                        INDEX TO EXHIBITS

EXHIBIT NO.


10.57     Copy of Wellness Administrative Services
          Agreement dated July 1, 1996, and Amendment to Administrative Services Agreement dated
          October 10, 1996, between WellCare of New
          York, Inc. and Bienestar, Inc.

10.58 Copy of Lease Agreement dated July 1, 1996, between Candid Associates, as Lessor, and WellCare Development, Inc., as Lessee, relating to lease of office space in North
          Haven, Connecticut

11        Computation of Per Share Earnings

21        List of Subsidiaries

23        Consent of Independent Auditors

27        Financial Data Schedule



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

(6) Incorporated by reference to the same exhibit in Registrant's Report on Form 10-K for the year ended
   December 31, 1995.

(7) Incorporated by reference to the same exhibit in Registrant's Report on Form 10-Q for the period ended
   June 30, 1996.

(8) Incorporated by reference to the same exhibit in Registrant's Report on Form 10-Q for the period ended
   September 30, 1996.

* Denotes Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual
   Report on Form 10-K.