Form 10-Q
period 1997-03-31
WELLCARE MANAGEMENT GROUP INC
filed 1997-05-15
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  --------------------------------

                      FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  to

          Commission File No. 0-21684

     THE WELLCARE MANAGEMENT GROUP, INC.
(Exact Name of Registrant as specified in its charter)

     NEW YORK                 14-1647239
(State or other jurisdiction       (I.R.S. Employer
of incorporation or organization   Identification Number)

PARK WEST/HURLEY AVENUE EXTENSION, KINGSTON, NY 12401
     (Address of principal executive offices)     (Zip Code)

                    (914) 338-4110
     (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was requiring to file such report(s), and (2) has been subject t such filing requirements for the past 90 days.

                    YES _X__   NO ____

The number of Registrant's shares outstanding on May 1, 1997 was 4,961,918 shares of Common Stock, $.01 per value, and 1,350,324 shares of Class A Common Stock, $.01 par value.

---------------------------------------------------------------

                  Page 1 of 28 Pages
               Exhibit Index on Page 27

 THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                  INDEX TO FORM 10-Q

                                                     Page

PART 1 - CONSOLIDATED FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheets
          at March 31, 1997 and
          December 31, 1996                               3

          Consolidated Statements of Operations
          for the Three Months Ended
          March 31, 1997 and 1996                         5

          Consolidated Statements of Cash Flows
          for the Three Months Ended
          March 31, 1997 and 1996                         6

          Consolidated Statements of Shareholders'
          Equity for the Three Months Ended
          March 31, 1997                                  8

          Notes to Consolidated Financial Statements     10

Item 2    Management's Discussion and Analysis
          of Financial Condition and
          Results of Operations                          19

PART II - OTHER INFORMATION

Item 1    Legal Proceedings                              23

Item 2    Changes in Securities                          24

Item 3    Defaults Upon Senior Securities                24

Item 4    Submission of Matters to a
          Vote of Security Holders                       24

Item 5    Other Information                              24

Item 6    Exhibits and Reports on Form 8-K               25

Signatures                                               26

Index to Exhibits                                        27

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
          (in thousands, except share data)

                                    March 31,      December 31,
                                      1997             1996
                                    ---------       ---------
ASSETS                              (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents           $  5,310        $   7,869
Short-term investments -
  available for sale                     532              919
Accounts receivable (net
  of allowance for doubtful
  accounts of $4,170 in 1997
  and $1,902 in 1996)                  5,425            8,133
Notes receivable (net of
 allowance for doubtful
 accounts of $2,353 in 1997
 and $2,032 in 1996)                     389              351
Advances to participating providers    2,125            2,320
Other receivables (net of allowances
  for doubtful accounts of $5,333 in
  1997 and $4,995 in 1996)             3,917            4,874
Taxes receivable                       5,783            6,969
Deferred tax asset                     3,932            3,932
Prepaid expenses and other
  current assets                         309              400
                                     ---------       ---------
TOTAL CURRENT ASSETS                  27,722           35,767
PROPERTY AND EQUIPMENT (net of
accumulated depreciation and
amortization of $5,529 in 1997
and $5,157 in 1996)                   11,941           12,261

OTHER ASSETS:
Restricted cash                        6,667            6,667
Notes receivable (net of allowance
  for doubtful accounts of $2,993
  in 1997 and $3,313 in 1996)          1,022            1,104
Preoperational costs (net of
  accumulated amortization of
  $1,571 in 1997 and $1,237 in 1996)   2,431            2,764
Other non-current assets (net of
  allowance for doubtful accounts
  of $2,527 in 1997 and $1,516 in 1996
  and accumulated amortization of
  $653 in 1997 and $585 in 1996)       3,617            4,749
Goodwill (net of accumulated
  amortization of $1,867 in 1997
  and $1,702 in 1996)                  7,863            8,028
                                    ---------       ---------
TOTAL                                $61,263          $71,340
                                     =========      =========

                                       March 31,   December 31,
                                          1997          1996
                                       ---------     ---------
                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS'
EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt       $    672   $       702
Medical costs payable                     18,548        15,965
Accounts payable                           1,337         1,002
Accrue expenses                            2,169         2,678
Unearned income                            4,955         4,248
                                       ---------     ---------
TOTAL CURRENT LIABILITIES                 27,681        24,595
LONG-TERM LIABILITIES -
Long-term debt                            26,298        26,471
                                       ---------     ---------
TOTAL LIABILITIES                         53,979        51,066
                                       ---------     ---------
COMMITMENTS AND CONTINGENCIES                  -             -

SHAREHOLDERS' EQUITY
Class A Common Stock ($.01 par
  value; 1,479,898 and 1,484,482
  shares authorized; 1,364,908
  and 1,369,492 shares issued
  and outstanding at
  March 31, 1997 and December 31,
  1996, respectively)                          14          14
Common Stock ($.01 par value;
  20,000,000 shares authorized,
  4,947,334 and 4,942,750 shares
  issued at March 31, 1997 and
  December 31, 1996 respectively)              49          49
Additional paid-in capital                 26,624      26,624
(Accumulated deficit)                     (25,123)    (12,121)
Statutory reserve                           5,932       5,932
                                         ---------   ---------
                                            7,496      20,498
Unrealized gain/(loss) on
 short-term investments                         1         (11)
Less:
Notes receivable from shareholders              6           6
Treasury stock (at cost; 14,066
  shares of Common Stock
  at March 31, 1997 and
  December 31, 1996, respectively)            207         207
                                         ---------   ---------
 TOTAL SHAREHOLDERS' EQUITY                 7,284      20,274
                                         ---------   ---------
TOTAL                                    $ 61,263    $ 71,340
                                         =========   =========

See accompanying notes to consolidated financial statements.

 THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS
       (in thousands, except per share amounts)
                     (Unaudited)

                              THREE MONTHS ENDED MARCH 31,
                              ---------------------------
                                  1997           1996
                                ---------      ---------
REVENUE:
Premiums earned                  $33,830        $40,051
Administrative fee income            (20)           766
Interest and investment income       326            360
Other income - net                   142            322
                                ---------      ---------
TOTAL REVENUE                     34,278         41,499
                                ---------      ---------
EXPENSES:
Medical expense                   36,846         32,538
General and administrative
 expenses                          9,052          7,502
Depreciation and amortization
 expense                             945            818
Interest expense                     437            550
Expenses to affiliates - net           -             45
                                ---------      ---------
TOTAL EXPENSES                    47,280         41,453
                                ---------      ---------
(LOSS)/INCOME BEFORE             (13,002)            46
  INCOME TAXES
PROVISION FOR INCOME TAXES             -             18
                                ---------      ---------
NET (LOSS)/INCOME               ($13,002)           $28
                                =========      =========

NET (LOSS)/EARNINGS PER SHARE     ($2.06)         $0.00
                                =========      =========

Weighted average shares of
common and common stock
equivalents outstanding            6,298          6,289
                                =========      =========

See accompany notes to consolidated financial statements.

 THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands)
                     (Unaudited)

                                  Three Months Ended March 31,
                                  ----------------------------
                                     1997             1996
                                     -----            -----

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss)/income                  $ (13,002)     $     28
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation and
  amortization                           945           818
 Decrease in deferred taxes                -            19
  Loss on sale of assets
  and other                                1             -
Changes in assets and
liabilities:
 Decrease in accounts
  receivable - net                     2,708         1,249
Increase/(decrease) in
  medical costs payable                2,583        (3,234)
 Decrease in accounts
  receivable -
  non-current - net                      754             -
 Decrease/(increase) in other          1,266        (1,101)
  receivables
 (Decrease)/increase in
  accounts payable, accrued
  expenses and other current
  liabilities                           (174)          568
 Decrease/(increase) in taxes
  receivable                           1,186        (1,792)
 Decrease/(increase) in
  prepaid expenses and other              91           (78)
 Increase in unearned income             707           414
 Decrease in advances to
  participating providers                195           642
 (Increase)/decrease in other
  non-current assets - excluding
  preoperational costs and account
  and other receivables                   69        (1,061)
 Other - net                             (65)          (52)
                                    ---------      ---------
NET CASH (USED IN) OPERATING
ACTIVITIES                         $  (2,736)    $   (3,580)
                                    ---------      ---------

                                  Three Months Ended March 31,
                                   ----------------------------
                                        1997           1996
                                       -----          -----


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of equipment               $   (61)       $   (208)
Decrease in notes receivable             44              83
Sale of investments                     385               8
Increase in preoperational costs          -            (115)
Other investing activities               11              (8)
                                   ---------        ---------

NET CASH PROVIDED BY/(USED IN)
 INVESTING ACTIVITIES:                  379            (240)
                                   ---------        ---------

CASH FLOW FROM FINANCING
 ACTIVITIES:
Repayment of notes payable and
 long-term debt                        (202)         (7,366)
Proceeds from notes payable and
 long-term debt                           -          20,335
Proceeds from issuance of stock
 and treasury stock - net                 -               3
Proceeds from exercise of stock
 options                                  -             254
                                    ---------      ---------

NET CASH (USED IN)/PROVIDED
 BY FINANCING ACTIVITIES               (202)         13,226
                                    ---------      ---------

NET (DECREASE)/INCREASE IN
 CASH AND CASH EQUIVALENTS           (2,559)          9,406
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                  7,869           5,456
                                   ---------       ---------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $ 5,310        $ 14,862
                                   =========       =========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
Income taxes paid                  $      -        $    398
Interest paid                           418           1,793


See accompanying notes to consolidated financial statements.

      THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           For the Three Months Ended March 31, 1997
                         (in thousands)
                          (Unaudited)

                                            (Accumulated
                 Class A          Additional   Deficit)
                 Common  Common   Paid-In      Retained          Statutory
                 Stock   Stock    Capital      Earnings          Reserve

BALANCE,         $14     $49      $26,624     ($12,121)          $5,932
DEC 31, 1996
Net change of
 valuation allowance
 of short-term
 investments
Net (loss)                                    ($13,002)


BALANCE,
MARCH 31, 1997   $14     $49      $26,624     ($25,123)          $5,932

      THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           For the Three Months Ended March 31, 1997
                         (in thousands)
                          (Unaudited)

                   Unrealized
                   Gain/(Loss)       Notes                        Total
                   On Short-term     Receivables-      Treasury   Shareholders'
                   Investments       Shareholders'      Stock     Equity


BALANCE,           $(11)             $ (6)             $(207)     $ 20,274
DEC 31, 1996
Net change of
 valuation allowance
 on short-term
 investments         12                                                 12
Net (loss)                                                        ($13,002)


BALANCE,
MARCH 31, 1997     $  1              $ (6)             $(207)     $  7,284

 THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at March 31, 1997, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ended December 31, 1997. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.   MEDICAL EXPENSE

a. In 1994, two entities which were predecessors to the regional health care delivery networks with which WellCare of New York, Inc. (WCNY) contracted to provide health care services to WCNY's members (the "Alliances"), made payments of approximately $2,879,000 to providers in connection with the close out of the 1993 group risk accounts and to resolve certain disputed amounts between the Company and certain providers, which payments might otherwise have been made by the Company. Additionally, these entities paid approximately $1,833,000 directly to the Company in payment of 1993 provider deficits which would otherwise have been due to the Company directly from the providers. As originally reported in its 1994 consolidated financial statements, the Company recorded the $1,833,000 received as a reduction of medical expense, and the Company did not record as medical expense, the $2,879,000 paid directly to the providers by these entities.

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

The Company subsequently restated its 1994 consolidated financial statements to reflect the higher medical expenses, and established a medical expense accrual. As there were no specific accounts payable by the Company, this accrual is being reduced concurrently with the pay down of the bank loans, with a simultaneous reduction in medical expense. A reduction of medical expense of approximately $435,000 and $627,000, was recorded in the first three months of 1997 and 1996, respectively. The loans have been paid in accordance with their contractual amortization schedules and are scheduled to be fully paid in 1997.

b. The Alliances commenced operations in the fourth quarter of 1994. Based on information provided to the Company by the Alliances, the Alliances have operated at a deficit since inception (the deficit is approximately $17 million at December
31, 1996 based on unaudited information). The deficit is the result of medical expense obligations assumed from WellCare upon the formation of the Alliances, actual and estimated but not incurred medical losses in excess of the amounts initially estimated, and operating losses. The Alliances have financed the deficits through a combination of borrowings from the Buyer and the Investor defined in Note 3; lags inherent in the receipt, adjudication and payment of claims; and the deferral of claim payments to providers. In addition, a $3,000,000 bank line-of-credit was entered into by the Buyer on December 28, 1995, which was guaranteed by Mr. Ullmann in his personal capacity.

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

Management of the Company does not believe that such additional financial or increased contractual capitation rates should be required by the Alliances and has no intention to agree to such terms if requested by the Alliances beyond the negotiated contractual increases. However, the Company agreed to record charges to medical expense based on the instructions of The New York State Insurance Department ("NYSID"). Effective September 1, 1996, the Company entered into a letter of understanding with the Alliances to restructure its capitation arrangement. Under this understanding, the Company reassumed risk for certain previously capitated services with a corresponding reduction in rates.

3.   SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

In June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WellCare Medical Management, Inc. ("WCMM") which was engaged in managing physician practices, and then sold the assets of WCMM for cash of $.6 million and a note receivable of $5.1 million. The buyer ("Buyer") was newly formed to acquire WCMM and, as of March 1, 1997, approximately 11% of the Buyer's equity was directly or indirectly held by current or former directors, officers or employees of WellCare. The Buyer is in the business of managing medical practices and providing related consultative services. The Buyer has entered into agreements to manage the Alliances referred to in Note 10a. The Company also received a five-year option to acquire the Buyer at any time at a formula price based on the Buyer's results of operations. This option was canceled in 1996. A gain of approximately $144,000 was not recognized in 1995, pending the repayment of the note. The note receivable bears interest at a rate equal to prime plus 2% (10.5% at March 31, 1997) with interest payable monthly through July 31, 1996 and, thereafter, principal and interest monthly through July 31, 2000. At March 31, 1997, the Buyer was in default on the note and had not paid accrued interest of $.5 million at March 31, 1997.

The Company also advanced $2.8 million to the Buyer ($2.1 million in 1996 and $.7 million in 1995) for operating expenses, which obligation is documented, at March 31, 1997, by a note of $215,000, receivables of $2.1 million and interest receivable of $.5 million. The note for $215,000 bears interest at a rate equal to prime plus 2% (10.5% at March 31, 1997) and matured December 31, 1996. No payments have been made against this note.

In view of the Buyer's operating losses and advances to the Alliances, the Company had obtained from certain of the Buyer's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. On April 19, 1997 the Company's Board of Directors agreed to release these guarantees and related collateral pledged by the guarantors to secure the guarantees in exchange for the Buyer's stock options that such guarantors originally received from the Buyer. The Company also obtained a release from the guarantors for any potential claims against WellCare associated with the transactions. In view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and the Buyer's default on the payments of the notes, the Company fully reserved in 1995 the original $5.1 million note receivable, plus the $.7 million advanced in 1995.
In 1996, the Company established a net reserve of $1.9 million for the additional note, interest accrued on the notes, and advances receivable, net of the deferred gain on the original sale.

On February 19, 1997, the Buyer executed a promissory note in the amount of $2.1 million, evidencing the $2.1 million payable to WellCare. The note bears interest at the rate of prime plus 2% (10.5% at March 31, 1997), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below. Subsequently, on February 26, 1997, the Buyer entered into an Option Agreement with a potential investor (the "Investor"), whereby the Investor agreed to lend the Buyer up to $4,000,000 ($3 million of which has been received as of May 14, 1997) and received an option to merge with the Buyer, exercisable during the period from March 15, 1998 through March 15, 1999. Concurrently, WellCare entered into an agreement with the Buyer whereby WellCare agreed to forbear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the Common Stock of the Company resulting from the merger of the Investor and the Buyer. In the event the Investor merges with the Buyer, the $2.1 million note would be payable immediately. At the earlier of the Buyer relinquishing its option to merge, or March 14, 1999, the forbearance will be rescinded and the original payment terms of the $5.1 million note reinstated. The Buyer would be obligated to pay monthly interest on the $2.1 million note, with principal payments over a thirty-six month period to commence upon rescission of the forbearance. The notes are subordinated to the Investor's and Key Bank's security interests.

4.   SHORT-TERM INVESTMENTS

The Company has determined that its short-term investments, consisting primarily of state and municipal obligations might be sold prior to maturity to support the Company's investment strategies. Such investments have, therefore, been classified as available for sale. Available for sale securities are valued at market. The separate component of shareholders' equity representing unrealized gains or losses on investments available for sale was approximately a $1,000 gain at March 31, 1997 and a $11,000 loss at December 31, 1996.

5.   OTHER RECEIVABLES

In March 1997, the Company received a notice from the New York State Insurance Department ("NYSID") relating to the NYSID's audit of the New York State market stabilization pools receivable. The notice indicated that the NYSID may adjust this amount based on information that the Company needs to provide with respect to the audit years 1993, 1994 and 1995. In a letter dated April 16, 1997, the Company received the State's preliminary computation of the assessment, which indicates a required payment of $1.7 million. Using the conclusions reached by the State in their 1993-1995 computations, the Company has projected the potential impact on the 1996 and first quarter 1997 medical expense.
As a result of its evaluation, the Company has charged medical expense $4.3 million in the quarter ended March 31, 1997, representing its estimate of the aggregate of the receivable which will not be collected, and the total payments which will need to be made to the pool.

6.   LONG-TERM DEBT

At March 31, 1997, the Company was not in compliance with certain of the financial covenants of its line-of-credit with Key Bank. There were no borrowings outstanding at March 31, 1997. On May 14, 1997 both parties agreed to terminate the line-of-credit. The Company has not yet determined if non-compliance with these financial covenants creates a cross-default of the Company's two mortgages with Key Bank. The Company is negotiating with Key Bank to obtain a waiver for any potential breaches of the mortgages because of these non-compliances. In anticipation of obtaining this waiver, the Company continues to classify the maturities of its mortgages in accordance with their stated terms.

7.   SUBORDINATED CONVERTIBLE NOTE

On January 19, 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002 with The 1818 Fund
II, L.P. (The "Fund"), a private equity fund managed by Brown
Brothers Harriman & Co. ("BBH & Co.").

Pursuant to the terms of the Note Purchase Agreement dated January 19, 1996 (the "Agreement"), entered into between the Company and the Fund, the Company issued a Note dated January 19, 1996, in the principal amount of $20,000,000 payable to the order of the Fund or its registered assignees. On February 28, 1997, the Fund and the Company amended the Agreement and the Note (such amendments together with the concurrent amendment to the related registration rights agreement between the parties, the "Amendment"). The Note accrued interest at an interest rate of six percent (6%) per annum prior to the Amendment and then accrues interest at an interest rate of five and one-half percent (5.5%) per annum, which interest is payable quarterly by the Company. The principal amount of the
Note is payable in one amount on December 31, 2002. The Note is subject to certain mandatory redemptions at the option of the holder of the Note upon certain changes of control of the Company. In addition, subject to certain conditions, the Note is subject to certain optional redemptions at the option of the Company after the fourth anniversary of the date of the Note. By its terms, the
Note is subordinated to all senior indebtedness of the Company. The holder of the Note has the right to convert the then outstanding principal amount of the Note into that number of shares of Common Stock of the Company at a conversion price equal to $10.37 per share, subject to adjustment for certain dilutive events. Prior to the Amendment, the Note had been convertible at a conversion price of $29.00 per share. Under the Note, the conversion price is granted to the holder of the Note is adjusted, inter alia, if the Company issues shares of its Common Stock or options, warrants or other rights to acquire shares of Common Stock of the Company at a price per share less than the current market price or, pursuant to the Amendment, the conversion price at the time. The holder of the Note also has the right to require redemption of the Note following a change of control (as that term is defined in the Note) of the Company at a redemption price equal to 130% (previously 115% under the original Note) of the principal amount of the Note together with all accrued and unpaid interest thereon. Under the amendment, if a change of control occurs within 24 months of a redemption of the Note, the Company may also be required to pay the holder of the Note an amount equal to 30% of the principal amount of the redeemed Note.

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

As of March 31, 1997, the Company is in default of certain provisions of the Agreement and its Amendment, including the requirement to maintain a minimum tangible net worth as defined in the amended agreement. The Company is seeking to renegotiate amendments of certain terms which it believes will cure any default provisions. In anticipation of successful renegotiation, the Company continues to classify this obligation as long term.

8.   INCOME TAXES

At December 31, 1996, the Company recorded a deferred tax asset of approximately $5.4 million giving recognition to the future tax benefit of reversing temporary differences and state net operations loss carryovers ("NOL"). No valuation allowance was established for the deferred tax asset since realization was determined by management to be more likely than not based upon the Company's internal budgets. The maximum utilization period for the NOL's are fifteen (15) and five (5) years for New York and Connecticut, respectively.

Continuing operating losses during the first quarter of 1997 resulted in additional deferred tax benefits of approximately $5.2 million. Although the Company believes that future profitable operations will be achieved, the Company has provided a 100% valuation allowance with respect to these additional deferred tax assets in view of their size and length of the expected recoupment period. Management will continue to closely monitor the need for future adjustments to this valuation allowance.

9.   STOCK OPTIONS

The Company's 1993 Incentive and Non-Incentive stock option plan
(the "Plan"), as amended, has 820,904 shares reserved for issuance, as of March 31, 1997, upon exercise of options granted or to be granted.

Options to purchase 639,967 shares of Common Stock at exercise prices ranging from $7.22 to $24.50 per share were outstanding under the Plan on March 31, 1997, of which options to purchase 92,000 shares at exercise prices ranging from $7.875 to $8.755 per share had been granted in the first quarter of 1997. Of the total options outstanding at March 31, 1997, options to purchase 203,175 shares were exercisable.

The Company's 1996 Non-Incentive Executive Stock Option Plan ("Non-Incentive Plan") has 650,000 shares reserved for issuance, as of March 31, 1997, upon exercise of options granted or to be granted. Options to purchase 600,000 shares of Common Stock (consisting of two grants, one covering 450,000 shares and the other 150,000 shares), which were granted on December 31, 1996, were outstanding under the Non-Incentive Plan at March 31, 1997. None of the options were exercisable. The option to purchase 450,000 shares has a five-year term and is exercisable at $10.00 per share commencing November 23, 2001 or earlier only upon the occurrence of any of the following events: (a) the Company's Common Stock trades for a thirty (30) consecutive day period at or above $20.00 per share (the "Accelerated Performance Price") or $17.50 per share in the event of a change of control of the Company (the "Change of Control Price") or (b) the option holder's death or disability. The option to purchase 150,000 shares has identical terms except that the exercise price is $15.00 per share, the Accelerated Performance Price is $25.00 per share and the Change of Control Price is $22.50 per share. There were no options granted in the first quarter of 1997.

The Company has adopted the disclosure-only provisions of the FASB's SFAS No. 123, "Accounting for Stock Based Compensation"
(SPAS 123"). Accordingly, no compensation cost has been recognized for grants of stock options.

10.  COMMITMENTS AND CONTINGENCIES

a. Effective October 1, 1994, WCNY changed its capitation arrangements with the majority of its providers from capitating primary care physicians with attendant risk-sharing to capitating the Alliances comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at a deficit since inception but have recently instituted measures designed to reduce these deficits and achieve profitability. The Alliance could request additional funding beyond the contractual increases described in Note 1a of "Notes to Consolidated Financial Statements", from the Company, which management does not believe should be required and, if requested, by the Alliances does not intend to provide. (As of May 14, 1997, the Alliances have received a $3.0 million cash infusion from the Buyer discussed in Note 3.)

b. Between April 1, 1996 and June 6, 1996, the Company, its former President and Chief Executive Officer, and its former Vice President of Finance and Chief Financial Officer were named as defendants in twelve separate actions filed in Federal Court (the "Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendants' violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

On July 3, 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidated complaint was served on August 21, 1996, which complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. On October 23, 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered on April 30, 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and
(ii) denied the motion to dismiss brought by the individual defendants. The Order did not specifically address the Company's motion to dismiss and on May 14, 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it.

Prior to the filing of the motion, discovery had not yet begun and pursuant to the Private Securities Litigation Reform Act all discovery was necessarily stayed pending the disposition of the motions to dismiss. Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

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

The Subordinated Convertible Note was issued in a private placement on January 19, 1996, and amended with the holder on February 28, 1997, as described in Note 7. There is no public market for this instrument or other debt of the Company and management believe it is not practicable to estimate its fair value at this time. The carrying amount of other long-term debt, the majority of which bears interest at floating rates, are assumed to approximate their fair value.

12.  EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share calculations are based on a weighted average number of shares outstanding for the applicable period and give effect to all outstanding stock options. No material dilutive securities existed at March 31, 1997 or 1996.

13.  SUBSEQUENT EVENT

On May 14, 1997, the Company and Key Bank mutually agreed to terminate the line-of-credit (see Note 6).

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included in the quarterly report and with the Company's
Annual Report on Form 10-K for the year ended December 31,1996.

  Certain statements in this Form 10-Q are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors. The Company's results of operations depend in large part on accurately predicting and effectively managing medical costs and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors (including Medicare, whereby such reductions may cause providers to seek high payments from private payor), major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and reduce or eliminate their accumulated deficits, may in the future affect the Company's ability to control its medical costs and other operating expenses. Governmental action (including downward adjustments to premium rates requested by the Company, which could result in adjusted rates lower than premium rates then in effect) or business conditions (including intensification of competition and other factors described above) could result in premium revenues not increasing to thus offset any increases in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, suspension or termination of contracts to provide health coverage for governmental entities or other significant customers would also negatively impact the Company. Due to these factors and risks, no assurance can be given with respect to the Company's premium levels or its ability to control its medical costs.

 The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the periods indicated:

                             Three Months Ended March 31,
                            -------------------------------
                                1997                1996
                               -----               -----

Revenue:
Premiums earned                 98.7%               96.5%
Interest and other income        1.3                 3.5
                               -----               -----
Total Revenue                  100.0               100.0

Expenses:
Hospital services               28.9                19.1
Physician services              62.4                56.0
Other medical services          16.1                 3.3
                               -----               -----
Total medical expenses         107.4                78.4
General and administrative      26.4                18.1
Depreciation and amortization    2.7                 2.0
Interest and other expenses      1.3                 1.5
                               -----               -----
Total expenses                 137.8               100.0

Income before income taxes     (37.8)                0.0
Provision for income taxes       0.0                 0.0
                               -----               -----
Net (Loss)/Income              (37.8)%               0.0%
                               -----               -----
STATISTICAL DATA:
HMO member months
  enrollment                 233,791             275,314
Medical loss ratio (1)         108.9%               81.2%
General and administrative
ratio (2)                       26.4%               18.1%

--------------------------
(1) Medical expenses as a percentage of premiums earned; reflects the combined rates of commercial, Medicaid, Full-Risk Medicare and Medicare supplemental members.

(2) General and administrative expenses as a percentage of total revenue.


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1996

Premiums earned in the first quarter of 1997 decreased by 15.5%, or $6.2 million, to $33.8 million from $40.0 million in the first quarter of 1996. This decrease is attributable to a decrease in HMO membership and in premium rates, including the impact of retroactive Medicaid rate reductions of approximately $1.9 million. Total member months decreased by 15.1% in the first quarter of 1997 to 233,791, accounting for $4.0 million of the $6.2 million decrease in premiums earned. Premium rates decreased 1.1% for commercial members, 26.0% for Medicaid members and 8.0% for full-risk Medicare members resulting in a .6% total weighted average decrease, which accounted for $2.2 million of the decrease in premiums earned.

Interest and other income decreased 69.1%, or $1.0 million, to $0.5 million in the first quarter of 1997. This decrease was primarily due to decreased management fee revenue.

Medical expenses increased 13.2%, or $4.3 million, to $36.8 million in the first quarter of 1997, and increased as a percentage of premiums earned (the "medical loss ratio") from 81.2% in the first quarter of 1996 to 108.9% in the first quarter of 1997. This increase is primarily due to the recording of the demographic rate pool adjustment ($4.3 million) and adverse development on 1996 medical claim reserves ($2.3 million), less the reduction in medical expenses because of lower premium revenue and membership.

General and administrative (G&A) expenses increased 20.7%, or $1.6 million, to $9.1 million in the first quarter of 1997 and increased as a percentage of total revenue from 18.1% in the first quarter of 1996 to 26.4% in the first quarter of 1997. The increase in G&A expenses resulted primarily from an increase in the doubtful account reserve for the rate reconciliation receivable and Medicaid receivables ($2.2 million), partially offset by decreases in payroll and other administrative expenses ($0.6 million).

Depreciation and amortization increased by 15.5%, or $.1 million to $0.9 million, in the first quarter of 1997, due primarily to amortization of preoperational costs associated with service area and product line expansion.

Interest expenses decrease 21%, or $.1 million in the first quarter of 1997, as the Company has reduced its borrowings by repaying the outstanding Key Bank borrowings of $3.1 million in December 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company was not in compliance with certain of the financial covenants of its line-of-credit with Key Bank. There were no borrowings outstanding at March 31, 1997. On May 14, 1997 both parties agreed to terminate the line-of-credit. The Company has not yet determined if non-compliance with these financial covenants creates a cross-default of the Company's two mortgages with Key Bank. The Company is negotiating with Key Bank to obtain a waiver for any potential breaches of the mortgages because of these non-compliances. In anticipation of obtaining this waiver, the Company continues to classify the maturities of its mortgages in accordance with their stated terms.

On January 19, 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002 with The 1818 Fund II, L.P. (the "Fund"), a private equity fund managed by Brown Brothers Harriman & Co. ("BBH & Co."). On February 28, 1997, the Fund and the Company amended the Agreement and the Note (such amendments together with the concurrent amendment to the related registration rights agreement between the parties, the "Amendment"). The principal amount of the Note is payable in one amount on December 31, 2002. Shares of Common Stock of the Company at a conversion price equal to $10.37 per shares, subject to adjustment for certain dilutive events. Prior to the Amendment, the Note had been convertible at a conversion price of $29.00 per share. Under the Note, the conversion price granted to the holder of the Note is adjusted, inter alia, if the Company issues shares of its Common Stock or options, warrants or other rights to acquire shares of Common Stock of the Company at a price per share less than the current market price or, pursuant to the Amendment, the conversion price at the time. The holder of the Note also has the right to require redemption of the Note following a change of control (as that term is defined in the Note) of the Company at a redemption price equal to 130% (previously 115% under the original Note) of the principal amount of the Note together with all accrued and unpaid interest thereon. Under the Amendment, if a change of control occurs within 24 months of a redemption of the Note, the Company may also be required to pay the holder of the Note an amount equal to 30% of the principal amount of the redeemed Note. As of March 31, 1997, the Company is in default of certain provisions of the Agreement and its Amendment, including the requirement to maintain a minimum tangible net worth as defined in the amended agreement. The Company is seeking to renegotiate amendments of certain terms which it believes will cure any default provisions. In anticipation of successful renegotiation, the Company continues to classify this obligation as long term.

Net cash used in operating activities was $2.7 million during the first quarter of 1997 as compared to net cash used by operations of $3.8 million for the first quarter of 1996. The cash used in operations in the first quarter of 1997 resulted primarily from the operating loss and the decrease in medical costs payable, partially offset by the impact of a decrease in accounts and other receivables and an increase in accounts payable. The cash used in operations in the first quarter of 1996 resulted from a reduction of medical costs liabilities primarily due to increased levels of disbursements. Cash used for capital expenditures was approximately $.1 million during the first quarter of 1997 as compared to $.2 million for the same period in 1996.

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, WCNY is required to maintain a contingent reserve equal to at least 1% of premiums earned limited, in total, to a maximum of 5% of premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31, of each year and is maintained throughout the following calendar year. At March 31, 1997, WellCare had required cash reserves of $6.7 million and a contingent reserve of $5.9 million, which was fully offset by the cash reserve. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve would be required to be maintained.

At March 31, 1997, the Company had working capital of $41,000, excluding the $6.7 million cash reserve required by New York State which is classified as a non-current asset, compared to working capital of $11.2 million at December 31, 1996; the decrease is attributable primarily to the operating loss. Based on current internal cash projections, which include a $5.1 million federal income tax refund for 1996 tax returns filed with IRS, the Company believes it can fund its future working capital needs from operations.

At March 31, 1997, the Company had total mortgage indebtedness of $6.1 million outstanding on five of its office buildings, of which approximately $771,000 is due February 1, 1999, approximately $4.2 million is due on January 1, 2000, approximately $782,000 is due March 1, 2000, and approximately $323,000 is due on March 1, 2001.

INFLATION

Medical costs have been rising at a higher rate than consumer goods as a whole. The Company believes its premium increases, capitation arrangements and other cost controls measures mitigate, but do not wholly offset, the effects of medical cost inflation on its operations and its inability to increase premiums could negatively impact the Company's future earnings.

Part II - OTHER INFORMATION

Item 1 Legal Proceedings

Between April 1, 1996 and June 6, 1996, the Company, its former President and Chief Executive Officer, and its former Vice President of Finance and Chief Financial Officer were named as defendants in twelve separate actions filed in Federal Court (the "Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendants' violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

On July 3, 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidated complaint was served on August 21, 1996, which complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. On October 23, 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered on April 30, 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and
(ii) denied the motion to dismiss brought by the individual defendants. The Order did not specifically address the Company's motion to dismiss and on May 14, 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it.

Prior to the filing of the motion, discovery had not yet begun and pursuant to the Private Securities Litigation Reform Act all discovery was necessarily stayed pending the disposition of the motions to dismiss. Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

Item 2  Changes in Securities

     Not Applicable

Item 3  Defaults Upon Senior Securities

  As of March 31, 1997, the Company is in default of certain provisions of the Note Purchase Agreement, and its Amendment, between the Company and the 1818 Fund II, L.P. (See Note 7 under
Item 1), including the requirement to maintain a minimum tangible net worth as defined in the amended agreement. The Company is seeking to renegotiate amendments of certain terms which it believes will cure any default provisions. In anticipation of successful renegotiation, the Company continues to classify this obligation as long term.

At March 31, 1997, the Company was not in compliance with certain of the financial covenants of its line-of-credit with Key Bank. There were no borrowings outstanding at March 31, 1997. On May 14, 1997 both parties agreed to terminate the line-of-credit. The Company has not yet determined if non-compliance with these financial covenants creates a cross-default of the Company's two mortgages with Key Bank. The Company is negotiating with Key Bank to obtain a waiver for any potential breaches of the mortgages because of these non-compliances. In anticipation of obtaining this waiver, the Company continues to classify the maturities of its mortgages in accordance with their stated terms.

Item 4  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5  Other Information

 On January 19, 1996, the Company entered into a Note Purchase Agreement (the "Agreement") for the private placement of a 6% subordinated convertible note in the principal amount of $20,000,000 due December 31, 2002 (the "Note") with the 1818 Fund II, L.P. (the "Fund"), a private equity fund managed by Brown Brothers Harriman & Co ("BBH & Co.").

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


The WellCare Management Group, Inc.


By:  /s/ Robert W. Morey, Jr.
 Robert W. Morey, Jr.
 Chairman of the Board and Chief Executive Officer


By:  /s/ Howard B. Lorch
 Howard B. Lorch
 Vice President and Chief Financial Officer
 (Principal Financial and Accounting Officer)


Date:     May 15, 1997

INDEX TO EXHIBITS


All exhibits below are filed with this Quarterly Report of Form
10-Q:



EXHIBIT NUMBER                          PAGE
--------------                          ----

11  Computation of Net Income             25
      Per Share of Common Stock

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
     (in thousands, except per share data)
               (Unaudited)

                              Three Months
                              Ended March 31,
                         ------------------------------

                                 1997           1996
                              ---------      ---------

(Loss)/Income before
  income taxes                 ($13,002)     $      46
Provision for income taxes            -             18
                              ---------      ---------

Net (Loss)/income              ($13,002)      $     28
                              ==========      =========

Weighted average number of
common and common equivalent
shares outstanding                6,298          6,289
                              ==========      =========

Net (Loss)/ Earnings
  per share                      ($2.06)         $0.00
                              ==========       =========