Form 10-Q
period 1997-06-30
WELLCARE MANAGEMENT GROUP INC
filed 1997-08-14
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

                       FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from    to

              COMMISSION FILE NO. 0-21684

               THE WELLCARE MANAGEMENT GROUP, INC.
     (Exact name of registrant as specified in its charter)

     NEW YORK                      14-1647239
(State of other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification Number)

     PARK WEST / HURLEY AVENUE EXTENSION, KINGSTON, NY 12401
(Address of principal executive offices)                (Zip Code)

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

                         YES X               NO

The number of the Registrant's share outstanding on August 1, 1997 was 5,082,448 shares of Common Stock, $.01 par value, and 1,229,794 shares of Class A Common Stock, $.01 par value.

                   Page 1 of 41 Pages
                Exhibit Index on Page 27

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   INDEX TO FORM 10-Q
                                                        Page
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheets at
          June 30, 1997 and December 31, 1996             3

          Consolidated Statements of Operations
          for the Three Months and Six Months Ended
          June 30, 1997 and 1996                          5

          Consolidated Statements of Cash Flows
          for the Six Months Ended
          June 30, 1997 and 1996                          6

          Consolidated Statements of Shareholders'
          Equity for the Six Months Ended
          June 30, 1997                                   8

          Notes to Consolidated Financial Statements     10

Item 2    Management's Discussion and Analysis
          of Financial Condition and
          Results of Operations                          18

PART II - OTHER INFORMATION

Item 1    Legal Proceedings                              22

Item 2    Changes in Securities                          23

Item 3    Defaults Upon Senior Securities                23

Item 4    Submission of Matters to a
          Vote of Security Holders                       24

Item 5    Other Information                              25

Item 6    Exhibits and Reports on Form 8-K               25

Signatures                                               26

Index to Exhibits                                        27

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
           (in thousands, except share data)

                                         June 30,   December 31,
                                          1997         1996
                                       ----------   -----------
ASSETS                                (Unaudited)
CURRENT ASSETS:
Cash                                    $ 5,160     $ 7,869
Short-term investments -
 available for sale                         432         919
Accounts receivable (net
 of allowance for doubtful
 accounts of $3,103 in 1997
 and $1,902 in 1996)                      7,546       8,133
Notes receivable (net of
 allowance for doubtful
 accounts of $2,673 in 1997
 and $2,032 in 1996)                        519         351
Advances to participating providers       2,180       2,320
Other receivables (net of allowances
 for doubtful accounts of $5,597 in
 1997 and $4,995 in 1996)                 3,913       4,874
Taxes receivable                            713       6,969
Deferred tax asset                        3,932       3,932
Prepaid expenses and other
 current assets                             285         400
                                        --------    --------
TOTAL CURRENT ASSETS                     24,680      35,767

PROPERTY AND EQUIPMENT (net of
accumulated depreciation and
amortization of $5,900 in 1997
and $5,157 in 1996)                      11,558      12,261

OTHER ASSETS:
Restricted cash                           6,667       6,667
Notes receivable (net of allowance
 for doubtful accounts of $2,672
 in 1997 and $,3,313 in 1996)               938       1,104
Preoperational costs (net of
 accumulated amortization of
 $1,904 in 1997 and $1,237 in 1996)       2,097       2,764
Other non-current assets (net of
 allowance for doubtful accounts
 of $1,752 in 1997 and $1,516 in 1996
 and accumulated amortization of
 $725 in 1997 and $585 in 1996)           3,861       4,749
Goodwill (net of accumulated
 amortization of $2,024 in 1997
 and $1,702 in 1996)                      7,705       8,028
                                        --------    --------
TOTAL ASSETS                            $57,506     $71,340
                                       ========    ========

                                      June 30,   December 31,
                                        1997         1996
                                     ----------   -----------
                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS'
 EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt      $   693     $   702
Medical costs payable                   12,389      15,965
NY State demographic pool                2,360           -
Accounts payable                           587       1,002
Accrued expenses                         2,305       2,678
Unearned income                          5,662       4,248
                                       ---------   --------
TOTAL CURRENT LIABILITIES               23,996      24,595

LONG-TERM LIABILITIES -
Long-term debt                          26,117      26,471
                                      -------- -   --------
TOTAL LIABILITIES                       50,113      51,066
                                      ---------    --------
COMMITMENTS AND CONTINGENCIES                -           -

SHAREHOLDERS' EQUITY
Class A Common Stock ($.01 par
 value; 1,344,784 and 1,484,482
 shares authorized; 1,229,794
 and 1,369,492 shares issued
 and outstanding at
 June 30, 1997 and December 31,
 1996, respectively)                       12           14
Common Stock ($.01 par value;
 20,000,000 shares authorized,
 5,082,448 and 4,942,750 shares
 issued at June 30, 1997 and
 December 31, 1996 respectively)           51           49
Additional paid-in capital             26,624       26,624
(Accumulated deficit)                 (25,018)     (12,121)
Statutory reserve                       5,932        5,932
                                      --------     --------
                                        7,601       20,498
Unrealized gain/(loss) on
 short-term investments                     5          (11)
Less:
Notes receivable from shareholders          6            6
Treasury stock (at cost; 14,066
 shares of Common Stock
 at June 30, 1997 and
 December 31, 1996, respectively)         207          207

                                       --------    --------
TOTAL SHAREHOLDERS' EQUITY              7,393       20,274
                                       --------    --------
TOTAL     LIABILITIES & SHAREHOLDERS'
 EQUITY                               $57,506      $71,340
                                      ========     ========


See accompanying notes to consolidated financial statements.

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS
        (in thousands, except per share amounts)
                      (Unaudited)

                                     Three Months   Six Months
                                    Ended June 30, Ended June 30,
                                  1997   1996        1997     1996
                               -------- --------   -------- ---------

REVENUE:
Premiums earned                $36,614   $39,712    $70,444   $79,763
Administration fee income           (2)      597        (22)    1,363
Interest and investment
 income                            229       354        555       714
Other income - net                 135       469        277       791
                                -------- --------  --------   --------
TOTAL REVENUE                   36,976    41,132     71,254    82,631
                               --------  --------  --------   --------
EXPENSES:
Medical expenses                28,735    35,855     65,581    68,393
General and administrative
 expenses                        6,815     8,777     15,867    16,279
Depreciation and
 amortization expense              933       802      1,879     1,620
Interest expense                   388       559        824     1,109
Expenses to affiliates-net           -        28          -        73
                                --------  --------  --------  --------
TOTAL EXPENSES                  36,871    46,021     84,151    87,474
                                --------  --------  --------  --------
INCOME/(LOSS) BEFORE
 INCOME TAXES                      105    (4,889)   (12,897)   (4,843)
BENEFIT FOR INCOME TAXES             -    (1,955)         -    (1,937)
                                -------   --------  --------  --------
NET INCOME/(LOSS)             $    105    ($2,934) ($12,897)   ($2,906)
                               ========   ========  ========  ========


Primary earnings/(loss)          $0.02    ($0.47)    ($2.05)    ($0.46)
 per share                     ========   ========  ========   ========
Weighted average common
 shares outstanding              6,298     6,298      6,298      6,294
                               ========   ========  ========   ========
Fully diluted earnings/
 (loss) per common share      $   0.01    ($0.47)    ($2.05)    ($0.46)
                               ========   ========  ========   ========
Weighted average common
 shares outstanding              8,227     6,298      6,298      6,294
                               ========   ========  ========   ========


See accompanying noted to consolidated financial statements.

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands)
                      (Unaudited)

                                     Six Months Ended June 30,
                                    -------------------------
                                         1997      1996
                                         ----      ----

CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net loss                               ($12,897)    ($2,906)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Depreciation and amortization          1,879       1,620
  Increase in deferred taxes                 -        (305)
  Loss on sale of assets and others        100           -
Changes in assets and liabilities:
 Decrease in accounts
  receivable - net                         587       2,047
 Decrease in medical costs payable      (3,576)       (669)
 Increase in NY State demographic pool   2,360           -
 Decrease in accounts receivable-non-
  current-net                              454           -
 Decrease (increase) in other
  receivables                            1,304      (3,447)
 Decrease (increase) in accounts payable,
  accrued  expenses and other current
  liabilities                             (789)        945
 Decrease (increase) in taxes receivable 6,256      (3,425)
 Decrease (increase) in prepaid expenses
  and other                                114        (556)
 Increase in unearned income             1,415          31
 Decrease in advances to
  participating providers                  141       1,055
 Decrease (increase) in other non-current
 assets - excluding preoperational costs
  and accounts and other receivables        90        (874)
Other - net                               (134)       (323)
                                         -------    --------
NET CASH USED IN OPERATING ACTIVITIES   (2,696)     (6,807)
                                        -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                     (150)       (282)
Decrease in notes receivable                (2)        (70)
Sale of investments                        486       4,010
Purchase of investments                      -      (6,500)
Increase in preoperational costs             -        (154)
Other investing activities                  16         (10)
                                         -------   --------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                      350      (3,006)
                                         -------   --------

                                      Six Months Ended June 30,
                                       -------------------------
                                           1997       1996
                                           ----       ----

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and
 long-term debt                           (363)    (10,447)
Proceeds from notes payable and
 long-term debt                              -      21,239
Proceeds from exercise of stock options      -         252
Proceeds from issuance of stock and
 treasury stock - net                        -           5
                                         -------    --------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                      (363)    11,049
                                         -------    --------
NET (DECREASE) INCREASE IN CASH          (2,709)     1,236
CASH, BEGINNING OF PERIOD                 7,869      5,456
                                         -------    --------
CASH, END OF PERIOD                      $5,160     $6,692
                                         =======    ========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
Income taxes paid                        $    -     $1,792
Interest paid                               547      1,161


See accompanying notes to consolidated financial statements.

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         For the Six Months Ended June 30, 1997
                     (in thousands)
                      (Unaudited)


                  Class A              Additional
                  Common    Common      Paid-In    (Accumulated   Statutory
                  Stock     Stock       Capital     Deficit)      Reserve

Balance,           $14        $49       $26,624     ($12,121)     $5,932
DEC 31, 1996
Net change of
 valuation
 allowance  of
 short-term
 investments
Net (loss)                                          ($13,002)

BALANCE,
MARCH 31, 1997    $14        $49       $26,624      ($25,123)     $5,932




Conversion of
 Class A
 Common Stock
 to Common
 Stock           ($2)       $ 2
Net change of
 valuation
 allowance
 of short-term
 investments
Net income                                              $105


BALANCE,
JUNE 30, 1997   $12         $51      $26,624        ($25,018)     $5,932

     THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            For the Six Months Ended June 30, 1997
                        (in thousands)
                          (Unaudited)

               Unrealized                                        Total
               Gain/(Loss)         Notes                         Share-
               On Short-term       Receivables-   Treasury       holders'
               Investments         Shareholders   Stock          Equity

BALANCE,            ($11)                ($6)     ($207)        $20,274
DEC 31, 1996
Net change of
 valuation
 allowance on
 short-term
 investments         $12                                            $12
Net (loss)                                                     ($13,002)

BALANCE,
MARCH 31, 1997        $1                 ($6)     ($207)        $ 7,284


Conversion of
 Class A Common
 to Common Stock
Net change of
 valuation
 allowance
 on short-term
 investments         $4                                        $     4
Net income                                                     $   105

BALANCE.
JUNE 30, 1997       $ 5                 ($6)      ($207)       $ 7,393

 THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at June 30, 1997, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1997. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.   MEDICAL EXPENSE

a. In March 1997, the Company received a notice from The New York State Insurance Department ("NYSID") relating to NYSID's audit of the New York State market stabilization pool for the audit years 1993, 1994 and 1995. On April 16, 1997, NYSID advised the Company of a preliminary assessment, which would have required a payment of $1.7 million by the Company. Based on this preliminary assessment, the Company charged medical expense $4.3 million in the quarter ended March 31, 1997. This included the Company's calculation of the projected impact of the 1993-1995 audit, as well as the potential impact on the 1996 and first quarter 1997 medical expense. In July 1997, the Company and NYSID agreed upon a minimum and maximum amount due for the 1993-1995 audit and 1996. As a result, the Company reduced medical expense by $1.1 million in the quarter ended June 30, 1997 to reflect this revised assessment. The Company believes that an additional reduction from the maximum is possible and is continuing its negotiations with NYSID. No further reduction in medical expenses has been recorded for this potential additional reduction.

b. In 1994, two entities which were predecessors to the regional health care delivery networks with which WellCare of New York, Inc. ("WCNY") contracted to provide health care services to WCNY's members (the "Alliances"), made payments of approximately $2,879,000 to providers in connection with the close out of the 1993 group risk accounts and to resolve certain disputed amounts between WCNY and certain providers, which payments might otherwise have been made by WCNY. Additionally, these entities paid approximately $1,833,000 directly to WCNY in payment of 1993 provider deficits which would otherwise have been due to WCNY directly from the providers. As originally reported in its 1994 consolidated financial statements, WCNY recorded the $1,833,000 received as a reduction of medical expense, and WCNY did not record as medical expense the $2,879,000 paid directly to the providers by these entities.

Subsequently, in 1996, the Company's accounting personnel were informed that Edward A. Ullmann, the Company's then Chairman of the Board, Chief Executive Officer and President of the Company, had guaranteed, in his individual capacity, two loans each in the amount of $2,700,000, made by banks to these two entities, the proceeds of which were used to fund the aggregate payments of $4,712,000 referred to above.

The Company subsequently restated its 1994 consolidated financial statements to reflect the higher medical expenses and established a medical expense accrual. As there were no specific accounts payable by WCNY, this accrual is being reduced concurrently with the pay down of the bank loans, with a simultaneous reduction in medical expense. A reduction of medical expense of approximately $435,000 and $1,307,000 was recorded in the first six months of 1997 and 1996, respectively. The remaining principal balance of the outstanding loan, which is in default, is approximately $116,000 at August 13, 1997. The Company's ability to reduce future medical expense by the remaining $116,000 is contingent on this amount being paid.

c. The Alliances commenced operations in the fourth quarter of 1994. Based on information provided to the Company by the Alliances, the Alliances have operated at a deficit since inception (the deficit is approximately $17 million at December
31, 1996, based on unaudited information). The deficit is the result of medical expense obligations assumed from WellCare upon the formation of the Alliances, actual and estimated but not incurred medical losses in excess of the amounts initially estimated and operating losses. The Alliances have financed the deficits through a combination of borrowings from the Buyer and the Investor defined in Note 3; lags inherent in the receipt, adjudication and payment of claims; and the deferral of claim payments to providers. In addition, a $3,000,000 bank line-of-credit was entered into by the Buyer on December 28, 1995, which was guaranteed by Mr. Ullmann in his personal capacity.

On August 1, 1996, the Alliances implemented a fee withhold program, as permitted under the contracts with its physicians, to withhold payments otherwise payable to referral physicians by approximately 15% to 22% depending on the geographic location of the physician. Management of the Alliances and WellCare believe that this withhold program, together with general changes in the management of the Alliances, and the introduction of new provider reimbursement schedule should enable the Alliances to maintain their operations and reduce their accumulated deficits in 1997 and substantially eliminate them in 1998.

The Company had been advised by counsel that it would have no financial liability to providers with whom the Alliances had contracted for services rendered in the event the Alliances were unable to maintain their operations. Further, the Company has direct contracts with providers which would require the providers to continue medical care to members on the financial terms similar to those in the Alliances' agreement with providers, in the event that the Alliances were unable to maintain their operations. Nevertheless, in the event of continuing losses or increasing deficits by the Alliances, the Alliances could request increased capitation rates from the Company.
Management of the Company does not believe that such additional financial or increased contractual capitation rates should be required by the Alliances and has no intention to agree to such terms if requested by the Alliances beyond the negotiated
contractual increases.   Effective September 1, 1996, the Company
entered into a letter of understanding with the Alliances to restructure its capitation arrangement. The Company also agreed, in the second quarter of 1996, to record charges to medical expenses based on the instructions of NYSID, for $3.7 million, which amounts had previously been the responsibility of the Alliances. Under this understanding, the Company reassumed risk for certain previously capitated services with a corresponding reduction in rates. Subsequently, during the second quarter of 1997, the Company renegotiated and modified the terms of the capitation agreement, as provided for in the contract, to reflect regulatory decreases/increases in premium rates and to reflect utilization trends that affect both the Company and the Alliances.

3.   SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

In June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WellCare Medical Management, Inc. ("WCMM") which was engaged in managing physician practices and then sold the assets of WCMM for cash of $.6 million and a note receivable of $5.1 million. The buyer ("Buyer") which was newly formed, to acquire WCMM, is in the business of managing medical practices and providing related consultative services, and entered into agreements to manage the Alliances referred to in
Note 10a. The Company also received a five-year option to acquire the Buyer, which option was canceled in 1996. The note receivable bears interest at a rate equal to prime plus 2% (10.5% at June 30, 1997) with interest payable monthly through July 31, 1996 and, thereafter, principal and interest monthly through July 31, 2000. The Buyer has paid interest only through January 1996.

The Company has also advanced $3.1 million to the Buyer ($.3 million in 1997, $2.1 million in 1996 and $.7 million in 1995) for operating expenses and unpaid interest, which obligations are documented by notes of $215,000 and $2.1 million and interest receivable of $.8 million. The note for $215,000 bears interest at a rate equal to prime plus 2% (10.5% at June 30, 1997) and was due December 31, 1996. No payments of principal have been made on this note.

On February 19, 1997, the Buyer executed the promissory note in the amount of $2.1 million, bearing interest at the rate of prime plus 2% (10.5% at June 30, 1997), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below. Subsequently, on February 26, 1997, the Buyer entered into an Option Agreement with a potential investor (the "Investor"), whereby the Investor agreed to lend the buyer up to $4,000,000 ($3.5 million of which has been received as of August 13, 1997) and received an option to merge with the Buyer, exercisable during the period from March 15, 1998 through March 15, 1999. Concurrently, WellCare entered into an agreement with the Buyer whereby WellCare agreed to forbear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the Common Stock of the company resulting from the merger of the Investor and the Buyer. In the event the Investor merges with the Buyer, the $2.1 million note would be payable immediately, and the Company would have a 43% equity interest in the company resulting from the merger of the Investor and the Buyer. At the earlier of the Buyer relinquishing its option to merge, or March 14, 1999, the forbearance will be rescinded and the original payment terms of the $5.1 million note reinstated. The Buyer would be obligated to pay monthly interest on the $2.1 million note, with principal payments over a thirty-six month period to commence upon recession of the forbearance. The notes are subordinated to the Investor's and Key Bank's security interest.

In view of the Buyer's operating losses and advances to the Alliances, the Company had obtained from certain of the Buyer's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. On April 19, 1997, the Company's Board of Directors agreed to release these guarantees and related collateral pledged by the guarantors to secure the guarantees in exchange for the Buyer's stock options that such guarantors originally received from the Buyer and a release from the guarantors for any potential claims against WellCare associated with the transactions. In view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and the Buyer's default on the payments of the notes, the Company had fully reserved in 1995 the original $5.1 million note receivable, plus the $.7 million advanced in 1995. In 1996, the Company had established a net reserve of $1.9 million for the $215,000 note, interest accrued on the notes, and advances receivable, net of the deferred gain on the original sale. In 1997, the Company has established a reserve of $.3 million for 1997 accrued interest not paid by the Buyer.

4.   PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost net of accumulated depreciation. Some of the real estate held and used in the day to day operations of the Company was recently appraised for Key Bank (see Note 6, Long Term Debt) with respect to the Company's mortgage obligations which are current. The valuations used by the Bank are being reviewed by the Company to determine the appropriateness of the methodologies used and the conclusions reached. The carrying values of the respective properties at June 30, 1997 exceeded the valuation amounts by approximately $2.8 million.

Management has applied the criteria of FASB's SFAS No. 121 -
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and believes that the future operations of the Company and the future cash flows to be generated from operations will be positive, therefore, no impairment reserve has been recorded with respect to the underlying properties. Management will closely monitor the need for future adjustments to the carrying value.

5.   SHORT-TERM INVESTMENTS

The Company has determined that its short-term investments, consisting primarily of state and municipal obligations, might be sold prior to maturity to support the Company's investment strategies. Such investments have, therefore, been classified as available for sale. Available for sale securities are valued at market. The separate component of shareholders' equity representing unrealized gains or losses on investments available for sale was approximately a $5,000 gain at June 30, 1997 and a $11,000 loss at December 31, 1996.

6.   LONG-TERM DEBT

Although the Company is current on all its mortgage obligations, on July 28, 1997, Key Bank (the "Bank") notified the Company that it considered the Company not in compliance with the Target Loan to Value Ratio provided for in two of its mortgages, with outstanding balances of approximately $4.9 million. According to the Bank's calculations, the outstanding Loan Amount exceeded the corresponding Lendable Property Value, as defined, based on recent appraisals, by approximately $1.7 million. The Bank has requested that the Company either reduce the outstanding obligation, or provide additional collateral for $1.7 million. The Bank indicated that if not cured by August 15, 1997, the Bank will consider the Company in default of the mortgage notes. A default would require the Company to pay a higher interest rate on the outstanding obligations, among other potential penalties. The Company has requested certain underlying documents from the Bank with respect to the valuations, and has also asked the Bank for an extension of time to respond and cure the asserted non-compliance. The Bank has granted an extension to September 3, 1997. The Company continues to classify the debts in accordance with their original terms.

7.   SUBORDINATED CONVERTIBLE NOTE

On January 19, 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 21, 2002, with The 1818 Fund II L.P. (the "Fund"), a private equity fund managed by Brown
Brothers Harriman & Co. ("BBH & Co.").

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

As of June 30, 1997, the Company is in default of certain provisions of the Agreement and the Amendment, including the requirements to maintain a minimum tangible net worth as defined in the amended Agreement. The Company is seeking to renegotiate amendments of certain terms which it believes will cure any default provisions. In anticipation of successful renegotiation, the Company continues to classify this obligation as long term.

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

Continuing operating losses during the first six months of 1997 resulted in additional deferred tax benefits of approximately $5.2 million. Although the Company believes that future profitable operations will be achieved, the Company has provided a 100% valuation allowance with respect to these additional deferred tax assets in view of their size and length of the expected recoupment period. Management will continue to closely monitor the need for future adjustments to this valuation allowance.

9.   STOCK OPTIONS

The Company's 1993 Incentive and Non-Incentive Stock Option Plan
(the "Plan"), as amended has 820,904 share reserved for issuance, as of June 30, 1997, upon exercise of options granted or to be granted.

Options to purchase 627,817 shares of Common Stock at exercise prices ranging from $4.38 to $24.50 per share were outstanding under the Plan on June 30, 1997, of which options to purchase 24,500 shares at an exercise price of $4.38 per share had been granted in the second quarter of 1997. Of the total options outstanding at June 30, 1997, options to purchase 242,727 shares were exercisable.

The Company's 1996 Non-Incentive Executive Stock Option Plan ("Non-Incentive Plan") has 650,000 shares reserved for issuance as of June 30, 1997, upon exercise of options granted or to be granted. Options to purchase 600,000 shares of Common Stock (consisting of two grants, one covering 450,000 shares and the other 150,000 shares), which were granted on December 31, 1996, were outstanding under the Non-Incentive Plan at June 30, 1997. None of the options were exercisable. The option to purchase 450,000 shares has a five-year term and is exercisable at $10.00 per share commencing November 23, 2001 or earlier only upon the occurrence of any of the following events: (a) the Company's Common Stock trades for a thirty (30) consecutive day period at or above $20.00 per share (the "Accelerated Performance Price") or $17.50 per share in the event of a change of control of the Company (the "Change of Control Price") or (b) the option holder's death or disability. The option to purchase 150,000 shares has identical terms except that the exercise price is $15.00 per share, the Accelerated Performance Price is $25.00 per share and the Change of Control Price is $22.50 per share. There were no options granted in the second quarter of 1997.

The Company has adopted the disclosure-only provisions of the FASB's SFAS No. 123, "Accounting for Stock Based Compensation"
("SFAS 123"). Accordingly, no compensation cost has been recognized for grants or stock options.

10.  COMMITMENTS AND CONTINGENCIES

a. Effective October 1, 1994, WCNY changed its capitation arrangement with the majority of its providers from capitating primary care physicians with attendant risk-sharing to capitating the Alliances comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at a deficit since inception but have recently instituted measures designed to reduce these deficits and achieve profitability. The Alliance could request additional funding beyond the contractual increases described in Note 1a of "Notes to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K, from the Company which management does not believe should be required and, if requested, by the Alliances does not intend to provide. (As of August 13, 1997, the Alliances had received a $3.5 million cash infusion from the Buyer which in turn received a like amount from the Investor, as discussed in Note 3.)

b. Between April 1, 1996 and June 6, 1996, the Company, its former President and Chief Executive Officer, and its former Vice President of Finance and Chief Financial Officer were named as defendants in twelve separate actions filed in Federal Court (the "Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused the Company's defendants' violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

On July 3, 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidated complaint was served on August 21, 1996, which complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. On October 23, 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered on April 30, 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and
(ii) denied the motion to dismiss brought by the individual defendants. The Order did not specifically address the Company's motion to dismiss and on May 14, 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. The reconsideration motion is scheduled to be heard on August 22, 1997, and on September 8, the Court will also hear arguments for and against the certification of a class. The parties are currently engaged in the discovery process of the litigation.

Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. To date, the Company has indemnified the former Chairman of the Board, Chief Executive Officer and President and the former Vice President of Finance and Chief Financial Officer for costs incurred in defending the Securities Litigations. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

c. Other - The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of management, the amount of loss that might be sustained, if any, would not have a material effect on the Company's consolidated financial statements.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including short-term investments, advances to participating providers, other receivables - net, restricted cash, other non-current assets - net, and accounts payable and accrued expenses, approximate their fair value.

The fair value of notes receivable consisting primarily of advances to medical practices, is not materially different from the carrying value for financial statement purposes. In making this determination, the Company used interest rates based on an estimate of the credit worthiness of each medical practice.

The Subordinated Convertible Notes was issued in a private placement on January 19, 1996, and amended with the holder on February 28, 1997, as described in Note 7. There is no public market for this instrument or other debt of the Company and management believes it is not practicable to estimate its fair value at this time. The carrying amount of other long-term debt, the majority of which bears interest at floating rates, are assumed to approximate their fair value.

12.  EARNINGS/(LOSS) PER SHARE

Primary earnings/(loss) per common share are computed by dividing the net income/(loss) by the weighted average number of shares outstanding during the period. On a fully diluted basis, both net earnings and the shares outstanding are adjusted to assume the conversion of the subordinated convertible debt and stock options.

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included in the quarterly report and with the Company's
Annual report on Form 10-K for the year ended December 31, 1996.

Certain statements in this Form 10-Q are forward-looking statements, and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors. The Company's results of operations depend in large part of accurately predicting and effectively managing medical costs and other operating expenses. A variety of factors including: competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and reduce or eliminate their accumulated deficits, may in the future affect the Company's ability to control its medical costs and other operating expenses. Governmental action (including downward adjustments to premium rates requested by the Company, which could result in adjustments to premium rates requested by the Company, which could result in adjusted rates lower than premium rates then in effect) or business conditions (including intensification of competition and other factors described above) could result in premium revenues not increasing to thus offset any increases in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, suspension or termination of contracts to provide health coverage for governmental entities or other significant customers would also negatively impact the Company. Due to these factors and risks, no assurance can be given with respect to the Company's premium levels or its ability to control its medical costs.

The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the periods indicated.

                                   Three Months     Six Months
                                    Ended June 30,   Ended June 30,
                                  ----------------   --------------
                                   1997     1996     1997      1996
                                   ----     ----     ----     ----

Revenue:
Premiums earned                   99.0%     96.6%    98.9%     96.5%
Interest and
 other income                      1.0       3.4      1.1       3.5
TOTAL REVENUE                    100.0     100.0    100.0     100.0

Expenses:
Hospital services                 19.5      30.4     24.1      24.8
Physician services                56.7      57.3     59.4      56.6
Other medical services             1.5      (0.5)     8.5       1.4
TOTAL MEDICAL SERVICES            77.7      87.2     92.0      82.8

General and administrative        18.4      21.3     22.3      19.7
Depreciation and amortization      2.5       1.9      2.6       2.0
Interest and other expenses        1.1       1.5      1.2       1.4
TOTAL EXPENSES                    99.7     111.9    118.1     105.9

Income/(loss) before income taxes  0.3     (11.9)   (18.1)     (5.9)
Benefits for income taxes            -      (4.8)       -      (2.3)

Net income/(loss)                  0.3%     (7.1)%  (18.1)%    (3.6)%

STATISTICAL DATA:
HMO member months enrollment   226,234   273,420  460,025   548,734
Medical loss ratio (1)            78.5%     90.3%    93.1%     85.7%
General and administrative
 ratio (2)                        18.4%     21.3%    22.3%     19.7%

------------------------------

(1) Medical expenses as a percentage of premiums earned; reflects the combined rates of commercial, Medicaid, Full-Risk Medicare and Medicare supplemental members.

(2) General and administrative expenses as a percentage of total revenue.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED
TO THREE MONTHS ENDED JUNE 30, 1996

Premiums earned in the second quarter of 1997 decreased by 7.8% or $3.1 million, to $36.6 million from $39.7 million in the second quarter of 1996. Commercial premium revenue decreased 30.3% or approximately $9.3 million, as a result of decreased membership. Medicaid premium revenue increased 28% or $1.8 million, due to increased member months of 8.3% or $.5 million, and retroactively legislated rate increases of $1.3 million which are attributable to the fourth quarter 1996 and the first quarter of 1997.
Medicare premium revenue increased 173.3% or $4.4 million, because of a 187% increase or $4,8 million in member months, partially offset by a reduction in average rates of 4.8%, or $.4 million.

Interest and other income decreased by 74.5% or $1.1 million to $.4 million in the second quarter of 1997. This decrease is primarily due to reductions in management fees, insurance reimbursements and interest income.

Medical expenses decreased 19.9% or $7.1 million, to $28.7 million, from $35.9 million in the second quarter of 1996, representing a 3.1% decrease on a per member per month basis and a decrease as a percentage of premiums earned (the "medical loss ratio") from 90.3% in the second quarter of 1996 to 78.5% in the second quarter of 1997. The decrease was primarily due to reduced membership; better utilization management; and a $1.1 million reversal of amounts expensed in the first quarter of 1997, reflecting a favorable partial resolution, in the second quarter of 1997, of the amounts due the New York State demographic pool; offset by increases attributable to a change in product mix. The second quarter of 1996 included a one-time $3.7 million charge to reflect the reassuming of the cost of hospital in-patient care which had previously been assumed by physician alliances.

General and administrative ("G&A") expenses decreased 22.4% or $2 million, to $6.8 million, from $8.8 million in the second quarter of 1996. The decrease in G&A expenses resulted primarily from a decrease of $.9 million in extraordinary legal and other professional services related primarily to the class action litigation; a decrease of $.4 million in payroll and related expenses because of reduced staffing levels; and a decrease of $.3 million in advertising, promotional and printing expenses. It is anticipated that legal costs will increase during the normal progression of the class action litigation.

Depreciation expense increased by 16.3% or $.1 million, in the second quarter of 1997 reflecting the impact of the amortization of preoperational costs associated with service area and product line expansion. Interest expense decreased $.2 million because of the retirement of the Key Bank debt during the fourth quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED
TO SIX MONTHS ENDED JUNE 30, 1996

Premiums earned in the first six months of 1997 decreased by 11.7% or $9.3 million, to $70.4 million from $79.7 million in the first six months of 1996. Commercial premium revenue decreased 28% or $17.7 million, because of decreased membership. Medicaid premium revenue remained unchanged with a 5.3% increase in member months offset by a 4.0% decrease in average rates. Medicare premium revenue increased 206% or $8 million, because of a 226% increase in member months, partially offset by a reduction in average rates of 6.1%, or $.8 million.

Interest and other income decreased by 71.8%, or $2.1 million, to $.8 million in the first six months of 1997. This decrease is primarily due to reductions in management fees, insurance reimbursements and interest income.

Although medical expenses decreased 4.1% or $2.8 million, to $65.6 million in the first six months of 1997, there was a 14.5% increase on a per member per month basis and an increase as a percentage of premiums earned (the "medical loss ratio") from 85.7% in the first six months of 1996 to 93.1% in the first six months of 1997. Decreases were the result of reduced membership and better utilization management. In addition, the six months in 1996 included a one-time $3.7 million charge to reflect the reassuming of the cost of hospital in-patient care which had previously been assumed by physician alliances. Year to date 1997 medical expenses increased because of a $3.2 million charge for the estimated liability related to the New York State Insurance Department's audit of the demographic pool payments and assessments for the years 1993-1996 and the first quarter of 1997; $2.3 million of adverse development relating to 1996 medical claim reserves; and a change in product mix.

General and administrative ("G&A") expenses decreased 2.5% or $.4 million, to $15.9 million from $16.3 million in the first six months of 1996. The decrease in G&A expenses is the net result of a decrease of $.8 million in extraordinary legal and other professional services primarily related to class action litigation; a decrease of $.8 million in advertising, promotional and printing costs; and an increase of $1.8 million in the doubtful account reserve for trade accounts receivable. It is anticipated that legal costs will increase during the normal progression of the class action litigation.

Depreciation and amortization increased by 16.0% or $.3 million, in the first six months of 1997 due primarily to amortization of preoperational costs associated with service area and product line expansion. Interest and other expenses decreased by 30.3% or $.4 million, in the first six months of 1997 due primarily to retirement of the Key Bank debt during the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.7 million during the first six months of 1997, as compared to net cash used by operations of $6.8 million for the first six months of 1996. The cash used in operations in the first six months of 1997 resulted from the Company's cash operating loss of $11.0 million, and a $1.2 million reduction of medical costs liabilities primarily due to increased levels of disbursements, offset, in part, by the collection of tax refunds of $6.3 million and reductions in receivables of $3.8 million. Cash used for capital expenditures was approximately $.2 million during the first six months of 1997, as compared to $.3 million for the same period in 1996.

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, WCNY is required to maintain a contingent reserve equal to at least 1% of premiums earned limited, in total, to a maximum of 5% of premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31st of each year and is maintained throughout the following calendar year. At June 30, 1997, WellCare has required cash reserves of $6.7 million and a contingent reserve of $5.9 million, which was fully offset by the cash reserve. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve would be required to be maintained.

In June 1997, the Company loaned $3.1 million to WCNY under the provisions of Section 1307 of the New York State Insurance Law. The principal and interest are treated as equity capital for regulatory purposes and are repayable out of the free and divisible surplus, subject to prior approval of the Superintendent of Insurance of the State of New York. Additionally, in June 1997 the Company made a capital contribution of $350,000 to WellCare of Connecticut, Inc.

At June 30, 1997, the Company has working capital of $.7 million, excluding the $6.7 million cash reserve required by New York State which is classified as a non-current asset, compared to working capital of $11.2 million at December 31, 1996; the decrease is attributed primarily to the losses incurred by the Company during the six months ended June 30, 1997.

At June 30, 1997, the Company had total mortgage indebtedness of $6.0 million outstanding on five of its office buildings, of which approximately $.7 million is due February 1, 1999, approximately $4.2 million is due on January 1, 2000, approximately $.8 is due March 1, 2000, and approximately $.3 due on March 1, 2001.

Although the Company is current on all its mortgage obligations, on July 28, 1997, Key Bank (the "Bank") notified the Company that it considered the Company not in compliance with the Target Loan to Value Ratio provided for in two of its mortgages, with outstanding balances of approximately $4.9 million. According to the Bank's calculations, the outstanding Loan Amount exceeded the corresponding Lendable Property Value, as defined, based on recent appraisals, by approximately $1.7 million. The Bank has requested that the Company either reduce the outstanding obligation, or provide additional collateral for $1.7 million. The Bank indicated that if not cured by August 15, 1997, the Bank will consider the Company in default of the mortgage notes. A default would require the Company to pay a higher interest rate on the outstanding obligations, among other potential penalties. The Company has requested certain underlying documents from the Bank with respect to the valuations, and has also asked the Bank for an extension of time to respond and cure the asserted non-compliance. The Bank has granted an extension to September 3, 1997. The Company continues to classify the debts in accordance with their original terms.

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

On July 3, 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidated complaint was served on August 21, 1996, which complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. On October 23, 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered on April 30, 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and
(ii) denied the motion to dismiss brought by the individual defendants. The Order did not specifically address the Company's motion to dismiss and on May 14, 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. The reconsideration motion is scheduled to be heard on August 22, 1997, and on September 8, the Court will also hear arguments for and against the certification of a class. The parties are currently engaged in the discovery process of the litigation.

Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

Item 2    CHANGES IN SECURITIES

Not Applicable

Item 3    DEFAULTS UPON SENIOR SECURITIES

As of June 30 1997, the Company is in default of certain provisions of the Note Purchase Agreement, and its Amendment, between the Company and The 1818 Fund II, L.P. (See Note 7 under
Item 1), including the requirement to maintain a minimum tangible net worth as defined in the amended Agreement. The Company is seeking to renegotiate amendments of certain terms which it believes will cure any default provisions. In anticipation of successful renegotiation, the Company continues to classify this obligation as long-term.

At March 31, 1997, the Company was not in compliance with certain of the financial covenants of its line-of-credit with Key Bank. There were no borrowings outstanding at March 31, 1997. On May 14, 1997 both parties agreed to terminate the line-of-credit.

Although the Company is current on its mortgage obligations, on July 28, 1997, Key Bank (the "Bank") notified the Company that it considered the Company not in compliance with the Target Loan to Value Ratio provided for in two of its mortgages, with outstanding balances of approximately $4.9 million (see Note 6 under Item 1). The Bank has requested that the Company either reduce the outstanding obligation, or provide additional collateral, in the amount of approximately $1.7 million, by August 15, 1997. The Bank has granted an extension to September 3, 1997. The Company is evaluating the Bank's request and continues to classify the debts in accordance with their original terms.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 1997, the shareholders of the Company held their Annual Meeting of Shareholders in Kingston, New York. The holders of 4,947,852 shares of Common Stock and 1,350,324 shares of Class A Common Stock (constituting a majority of the aggregate 6,298,176 shares of Common Stock and Class A Common Stock entitled to vote at the meeting) were present or represented by proxy, and accordingly, a quorum was present and matters were voted upon as follows, each share of Common Stock having one vote and each share of Class A Common Stock having ten votes:

1.   To authorize an amendment to Article VII of the Company's
     Restated Certificate of Incorporation to eliminate the classified structure of the Board of Directors.

     VOTES          VOTES          VOTES       BROKER
     FOR            AGAINST        ABSTAINED   NON-VOTES

     13,665,766     119,352        14,772      1,886,303

2. To approve amendments to the Company's 1993 Incentive and Non-Incentive Stock Option Plan (the "Option Plan") to: (i) change the administration of the Option Plan to a committee of three (3) or more "Non-Employee Directors" as defined by the securities laws and regulations; (ii) eliminate the formula award for granting of non-incentive stock options to outside directors of the Company; (iii) increase the maximum aggregate number of shares with respect to stock options to be granted to any one individual within any one calendar year to 200,000 shares; (iv) change the vesting of incentive and non-incentive stock options; (v) establish a cashless exercise election; (vi) extend the termination of incentive stock options upon the termination of employment, disability or death of the option holders; and (vii) revise the provisions relating to the amendment or termination of the Option Plan.

     Approval of 1993
     Option Plan Amendments:

     VOTES          VOTES          VOTES       BROKER
     FOR            AGAINST        ABSTAINED   NON-VOTES

     14,299,369     983,859        14,695      388,570

3.   To approve the adoption of the Company's 1996 Non-Incentive
     Executive Stock Option Plan.

     VOTES          VOTES          VOTES       BROKER
     FOR            AGAINST        ABSTAINED   NON-VOTES

     14,254,726     1,026,947      16,250      388,570

4. To ratify the reappointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending
     December 31, 1997.

     VOTES          VOTES          VOTES       BROKER
     FOR            AGAINST        ABSTAINED   NON-VOTES

     15,043,831     253,360        189,302     0

Item 5    OTHER INFORMATION

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 10.59  Copy of Loan and Security Agreement dated April
               1, 1997 between Catskill Medical Associates,
               P.C., WellCare of New York, Inc. and Registrant

Exhibit 10.60  Copy of letter of Understanding dated June 30,
               1997 between Primergy, Inc. and Registrant

Exhibit 10.61  Copy of Memorandum dated July 23, 1997 between
               Primergy, Inc. and Registrant

Exhibit 11     Computation of Net Income Per Share of Common
               Stock

Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K

Not Applicable

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1932, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The WellCare Management Group, Inc.

By:  /s/ Robert W. Morey, Jr.
 Robert W. Morey, Jr.
 Chairman of the Board and Chief Executive Officer

By:  /s/ Howard B. Lorch
 Howard B. Lorch
 Vice President and Chief Financial Officer
 (Principal Financial and Accounting Officer)

Date: August 14, 1997

                   INDEX TO EXHIBITS

All exhibits below are filed with this Quarterly Report of Form
10-Q:


EXHIBIT NUMBER
--------------

10.59 Copy of Loan and Security Agreement dated April 1, 1997 between Catskill Medical Associates,
                    P.C., WellCare of New York, Inc. and Registrant

10.60 Copy of Letter of Understanding dated June 30, 1997 between Primergy, Inc. and Registrant

10.61               Copy of Memorandum dated July 23, 1997 between
                    Primergy, Inc. and Registrant

11                  Computation of Net Income Per Share of Common
                    Stock

27                  Financial Data Schedule