Form 10-Q
period 1997-09-30
WELLCARE MANAGEMENT GROUP INC
filed 1997-11-14
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

                       FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

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

                         YES X               NO

The number of the Registrant's share outstanding on November 1, 1997 was 1,204,025 shares of Common Stock, $.01 par value, and 5,108,217 shares of Class A Common Stock, $.01 par value.

                   Page 1 of 39 Pages
                Exhibit Index on Page 28

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   INDEX TO FORM 10-Q
                                                          Page
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheets at
          September 30, 1997 and December 31, 1996           3

          Consolidated Statements of Operations
          for the Three Months and Nine Months Ended
          September 30, 1997 and 1996                        5

          Consolidated Statements of Cash Flows
          for the Nine Months Ended
          September 30, 1997 and 1996                        6

          Consolidated Statements of Shareholders'
          Equity for the Nine Months Ended
          September 30, 1997                                 8

          Notes to Consolidated Financial Statements        10

Item 2    Management's Discussion and Analysis
          of Financial Condition and
          Results of Operations                             19

PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                 24

Item 2    Changes in Securities                             25

Item 3    Defaults Upon Senior Securities                   25

Item 4    Submission of Matters to a
          Vote of Security Holders                          26

Item 5    Other Information                                 26

Item 6    Exhibits and Reports on Form 8-K                  26

Signatures                                                  27

Index to Exhibits                                           28

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
           (in thousands, except share data)

                                  September 30,     December 31,
                                      1997              1996
                                  -------------     ------------
ASSETS                             (Unaudited)
CURRENT ASSETS:
Cash                                  $ 3,949          $ 7,869
Short-term investments -
 available for sale                       108              919
Accounts receivable (net
 of allowance for doubtful
 accounts of $3,683 in 1997
 and $1,902 in 1996)                    6,732            8,133
Notes receivable (net of
 allowance for doubtful
 accounts of $5,101 in 1997
 and $2,032 in 1996)                      591              351
Advances to participating providers     2,649            2,320
Other receivables (net of allowances
 for doubtful accounts of $4,347 in
 1997 and $4,995 in 1996)               4,283            4,874
Taxes receivable                          303            6,969
Deferred tax asset                      3,932            3,932
Prepaid expenses and other
 current assets                           531              400
                                      --------         --------
TOTAL CURRENT ASSETS                   23,078           35,767

PROPERTY AND EQUIPMENT (net of
accumulated depreciation and
amortization of $6,210 in 1997
and $5,157 in 1996)                    11,341           12,261

OTHER ASSETS:
Restricted cash                         6,667            6,667
Notes receivable (net of allowance
 for doubtful accounts of $2,951
 in 1997 and $3,313 in 1996)              257            1,104
Preoperational costs (net of
 accumulated amortization of
 $2,238 in 1997 and $1,237 in 1996)     1,764            2,764
Other non-current assets (net of
 allowance for doubtful accounts
 of $1,455 in 1997 and $1,516 in 1996
 and accumulated amortization of
 $796 in 1997 and $585 in 1996)         3,605            4,749
Goodwill (net of accumulated
 amortization of $2,182 in 1997
 and $1,702 in 1996)                    7,548            8,028
                                      --------         --------
TOTAL ASSETS                          $54,260          $71,340
                                      ========         ========

                                  September 30,     December 31,
                                       1997              1996
                                   -------------     -----------
                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS'
 EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt     $   669          $   702
Medical costs payable                  14,035           15,965
New York State demographic pool         1,017                -
Accounts payable                          898            1,002
Accrued expenses                        2,828            2,678
Unearned income                         5,866            4,248
                                      --------         --------
TOTAL CURRENT LIABILITIES              25,313           24,595

LONG-TERM LIABILITIES -
Long-term debt                         25,976           26,471
                                      --------         --------
TOTAL LIABILITIES                      51,289           51,066
                                      --------         --------
COMMITMENTS AND CONTINGENCIES               -                -

SHAREHOLDERS' EQUITY
Class A Common Stock ($.01 par
 value; 1,344,784 and 1,484,482
 shares authorized; 1,229,794
 and 1,369,492 shares issued
 and outstanding at
 September 30, 1997 and December 31,
 1996, respectively)                        12              14
Common Stock ($.01 par value;
 20,000,000 shares authorized,
 5,082,448 and 4,942,750 shares
 issued at September 30, 1997 and
 December 31, 1996 respectively)            51              49
Additional paid-in capital              26,624          26,624
Accumulated deficit                    (29,440)        (12,121)
Statutory reserve                        5,932           5,932
                                       --------        --------
                                         3,179          20,498
Unrealized gain/(loss) on
 short-term investments                      5             (11)
Less:
Notes receivable from shareholders           6               6
Treasury stock (at cost; 14,066
 shares of Common Stock
 at September 30, 1997 and
 December 31, 1996, respectively)          207             207

                                       --------        --------
TOTAL SHAREHOLDERS' EQUITY               2,971          20,274
                                       --------        --------
TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                $54,260         $71,340
                                       ========        ========

See accompanying notes to consolidated financial statements.

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS
        (in thousands, except per share amounts)
                      (Unaudited)

                             Three Months          Nine Months
                                Ended                Ended
                             September 30,         September 30,
                             1997      1996        1997       1996
                          --------  --------    --------  ---------

REVENUE:
Premiums earned            $35,033   $39,062    $105,477   $118,825
Administration fee income        8       163         (14)     1,526
Interest and investment
 income                        372       307         927      1,021
Other income - net             124       (11)        401        780
                          --------  --------    --------   --------
TOTAL REVENUE               35,537    39,521     106,791    122,152
                          --------  --------    --------   --------
EXPENSES:
Medical expenses            29,775    35,422      95,356    103,815
General and administrative
 expenses                    8,896    13,764      24,763     30,043
Depreciation and
 amortization expense          872       808       2,752      2,428
Interest expense               416       527       1,239      1,636
Expenses to affiliates - net     -        35           -        108
                          --------  --------    --------   --------
TOTAL EXPENSES              39,959    50,556     124,110    138,030
                          --------  --------    --------   --------
LOSS BEFORE
 INCOME TAXES               (4,422)  (11,035)    (17,319)   (15,878)
BENEFIT FOR INCOME TAXES         -    (4,414)          -     (6,351)
                          --------  --------    --------   --------
NET LOSS                   ($4,422)  ($6,621)   ($17,319)   ($9,527)
                          ========  ========    ========   ========


Primary loss                ($0.70)   ($1.05)     ($2.75)    ($1.51)
 per share                ========  ========    ========   ========
Weighted average common
 shares outstanding          6,298     6,298       6,298      6,295
                          ========  ========    ========   ========
Fully diluted loss
 per common share           ($0.70)   ($1.05)     ($2.75)    ($1.51)
                          ========  ========    ========   ========
Weighted average common
 shares outstanding          6,298     6,298       6,298      6,295
                          ========  ========    ========   ========


See accompanying noted to consolidated financial statements.

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands)
                      (Unaudited)
                                             Nine Months Ended
                                               September 30,
                                           ---------------------
                                             1997         1996
                                             ----         ----
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net loss                                 ($17,319)     ($9,527)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Depreciation and amortization             2,752        2,428
  Increase in deferred taxes                    -       (6,351)
  Loss on sale of assets and others            99            -
Changes in assets and liabilities:
 Decrease in accounts receivable - net      1,401        4,732
(Decrease) increase in medical
  costs payable                            (1,930)       2,612
 Increase in New York State
  demographic pool                          1,017            -
 Decrease in accounts receivable-non-
  current - net                               454            -
 Decrease (increase) in other
  receivables - net                         1,119         (198)
 Increase in accounts payable,
  accrued expenses and other
  current liabilities                          46        1,786
 Decrease (increase) in taxes
  receivable                                6,666       (1,792)
(Increase) decrease in prepaid
  expenses and other                         (131)          80
 Increase in unearned income                1,618        1,474
(Increase) decrease in advances to
  participating providers                    (329)         807
 Decrease (increase) in other non-current
  assets - excluding preoperational costs
  and accounts and other receivables          162         (702)
 Decrease in due to/from
  affiliates - net                              -          223
Other - net                                  (207)        (367)
                                           --------     --------
NET CASH USED IN OPERATING ACTIVITIES      (4,582)      (4,795)
                                           --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                        (243)        (454)
Decrease in notes receivable                  607          188
Sale of investments                           811        6,639
Purchase of investments                         -       (6,500)
Increase in preoperational costs                -         (329)
Other investing activities                     16          (13)
                                           --------     --------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                       1,191         (469)
                                           --------     --------

                                              Nine Months Ended
                                                September 30,
                                           ---------------------
                                             1997         1996
                                             ----         ----

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and
 long-term debt                              (529)     (11,634)
Proceeds from notes payable and
 long-term debt                                 -       21,239
Proceeds from exercise of stock
 options                                        -          252
Proceeds from issuance of stock and
 treasury stock - net                           -            5
                                           --------    --------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                        (529)       9,862
                                           --------    --------
NET (DECREASE) INCREASE IN CASH            (3,920)       4,598
CASH, BEGINNING OF PERIOD                   7,869        5,456
                                           --------    --------
CASH, END OF PERIOD                        $3,949      $10,054
                                           ========    ========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
Income taxes paid                            $ -0-      $1,792
Interest paid                               1,099        1,272


See accompanying notes to consolidated financial statements.

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      For the Nine Months Ended September 30, 1997
                     (in thousands)
                      (Unaudited)


               Class A            Additional
               Common    Common   Paid-In    Accumulated  Statutory
               Stock     Stock    Capital     Deficit     Reserve
               -------   -------  -------     -------     -------

BALANCE,           $14       $49  $26,624    ($12,121)     $5,932
DEC 31, 1996
Net change of
 valuation
 allowance on
 short-term
 investments
Net (loss)                                   ( 13,002)

BALANCE,
MARCH 31, 1997     14         49    26,624   ( 25,123)      5,932




Conversion of
 Class A
 Common Stock
 to Common
 Stock             (2)         2
Net change of
 valuation
 allowance
 on short-term
 investments
Net income                                        105


BALANCE,
JUNE 30, 1997     12          51     26,624   (25,018)      5,932

Net (loss)                                     (4,422)

BALANCE,
SEP 30, 1997     $12         $51    $26,624  ($29,440)     $5,932

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         For the Nine Months Ended September 30, 1997
                        (in thousands)
                          (Unaudited)

                Unrealized                                Total
                Gain/(Loss)     Notes                     Share-
                On Short-term   Receivables-  Treasury    holders'
                Investments     Shareholders  Stock       Equity
                -------         -------       -------     -------

BALANCE,         ($11)           ($6)          ($207)     $20,274
DEC 31, 1996
Net change of
 valuation
 allowance on
 short-term
 investments       12                                          12
Net (loss)                                                (13,002)

BALANCE,
MARCH 31, 1997      1             (6)           (207)       7,284


Conversion of
 Class A Common
 to Common Stock
Net change of
 valuation
 allowance
 on short-term
 investments        4                                           4

Net income                                                    105

BALANCE.
JUNE 30, 1997       5             (6)           (207)       7,393

Net (loss)                                                 (4,422)

BALANCE,
SEP 30, 1997       $5            ($6)          ($207)      $2,971

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at September 30, 1997, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ending December 31, 1997. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.   MEDICAL EXPENSE

a. In March 1997, the Company received a notice from The New York State Insurance Department ("NYSID") relating to NYSID's audit of the New York State market stabilization pool for the audit years 1993, 1994 and 1995. On April 16, 1997, NYSID advised the Company of a preliminary assessment, which would have required a payment of $1.7 million by the Company. Based on this preliminary assessment, the Company charged medical expense $4.3 million in the quarter ended March 31, 1997. This included the Company's calculation of the projected impact of the 1993-1995 audit, as well as the potential impact on the 1996 and first quarter 1997 medical expense. In July 1997, the Company and NYSID agreed upon a minimum and maximum amount due for the 1993-1995 audit and 1996. As a result, the Company reduced medical expense by $1.1 million in the quarter ended June 30, 1997 to reflect this revised assessment. Subsequently, in the third quarter of 1997, the Company further reduced medical expense $1.3 million to give effect to the results of ongoing discussions with NYSID.

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

The Company subsequently restated its 1994 consolidated financial statements to reflect the higher medical expenses and established a medical expense accrual. As there were no specific accounts payable by WCNY, this accrual has been reduced concurrently with the pay down of the bank loans, with a simultaneous reduction in medical expense. A reduction of medical expense of approximately $435,000 and $1,780,000 was recorded in the first nine months of 1997 and 1996, respectively. The remaining principal balance of the outstanding loan, which is in default, is approximately $116,000 at November 13, 1997. The Company's ability to reduce future medical expense by the remaining $116,000 is contingent on this amount being paid.

c. The Alliances commenced operations in the fourth quarter of 1994. Based on information provided to the Company by the Alliances, the Alliances have operated at a deficit since inception (the deficit was approximately $17 million at December
31, 1996, based on unaudited information). The deficit is the result of medical expense obligations assumed from WellCare upon the formation of the Alliances, actual and estimated but not incurred medical losses in excess of the amounts initially estimated and operating losses. The Alliances have financed the deficits through a combination of borrowings from the Buyer and the Investor defined in Note 3; lags inherent in the receipt, adjudication and payment of claims; and the deferral of claim payments to providers. In addition, a $3,000,000 bank line-of-credit was entered into by the Buyer on December 28, 1995, which was guaranteed by Mr. Ullmann in his personal capacity.

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

Management of the Company does not believe that such additional financial or increased contractual capitation rates should be required by the Alliances and has no intention to agree to such terms if requested by the Alliances beyond the negotiated contractual increases. Effective September 1, 1996, the Company entered into a letter of understanding with the Alliances to restructure its capitation arrangement. In the second quarter of 1996, based on instructions of NYSID, the Company recorded charges of $3.7 to medical expense for inpatient hospital claims, and reassumed the risk for certain previously capitated services with a corresponding reduction in rates. In the third quarter of 1996, based on the instructions of NYSID, the Company recorded medical expense of $2.9 million for the period prior to October 1, 1994. Both of these charges represented obligations which had previously been assumed by the Alliances. During the second quarter of 1997, the Company renegotiated and modified the terms of the capitation agreement, as provided for in the contract, to reflect regulatory decreases/increases in premium rates and to reflect utilization trends that affect both the Company and the Alliances.

3.   SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

a. June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WellCare Medical Management, Inc. ("WCMM") which was engaged in managing physician practices and then sold the assets of WCMM for cash of $.6 million and a note receivable of $5.1 million. The buyer (the "Buyer") which was newly formed, to acquire WCMM, is in the business of managing medical practices and providing related consultative services, and entered into agreements to manage the Alliances.
The Company also received a five-year option to acquire the Buyer, which option was canceled in 1996. The note receivable bears interest at a rate equal to prime plus 2% (10.5% at September 30, 1997) with interest payable monthly through July 31, 1996 and, thereafter, principal and interest monthly through July 31, 2000. The Buyer has paid interest only through January 1996.

The Company has also advanced $3.4 million to the Buyer ($.6 million in 1997, $2.1 million in 1996 and $.7 million in 1995) for operating expenses and unpaid interest, which obligations are documented by notes of $215,000 and $2.1 million and interest receivable of $1.1 million. The note for $215,000 bears interest at a rate equal to prime plus 2% (10.5% at September 30, 1997) and was due December 31, 1996. No payments of principal have been made on this note, nor payments of interest beyond May 1996.

On February 19, 1997, the Buyer executed the promissory note in the amount of $2.1 million, bearing interest at the rate of prime plus 2% (10.5% at September 30, 1997), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below (no interest has been paid on this obligation). Subsequently, on February 26, 1997, the Buyer entered into an Option Agreement with a potential investor (the "Investor"), whereby the Investor agreed to lend the buyer up to $4,000,000 ($3.5 million of which has been received as of November 11, 1997) and received an option to merge with the Buyer, exercisable during the period from March 15, 1998 through March 15, 1999. Concurrently, WellCare entered into an agreement with the Buyer whereby WellCare agreed to forbear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the Common Stock of the company resulting from the merger of the Investor and the Buyer. In the event the Investor merges with the Buyer, the $2.1 million note would be payable immediately, and the Company would have a 43% equity interest in the company resulting from the merger of the Investor and the Buyer. At the earlier of the Buyer relinquishing its option to merge, or March 14, 1999, the forbearance will be rescinded and the original payment terms of the $5.1 million note reinstated. The Buyer would be obligated to pay monthly interest on the $2.1 million note, with principal payments over a thirty-six month period to commence upon recession of the forbearance. The notes are subordinated to the Investor's and Key Bank's security interest.

In view of the Buyer's operating losses and advances to the Alliances, the Company had obtained from certain of the Buyer's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. On April 19, 1997, the Company's Board of Directors agreed to release these guarantees and related collateral pledged by the guarantors to secure the guarantees in exchange for the Buyer's stock options that such guarantors originally received from the Buyer and a release from the guarantors for any potential claims against WellCare associated with the transactions. In view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and the Buyer's default on the payments of the notes, the Company had fully reserved in 1995 the original $5.1 million note receivable, plus the $.7 million advanced in 1995. In 1996, the Company established an additional net reserve of $1.9 million for the $215,000 note, interest accrued on the notes, and advances receivable, net of the deferred gain on the original sale. In 1997, the Company has established a reserve of $.6 million for 1997 accrued interest not paid by the Buyer and for advances made in 1997.

b. In the third quarter of 1997, the Company established a provision of $1.2 million to reserve notes, premiums and other accounts receivables from several practice sites previously managed by the Buyer. These receivables reflect advances and extended credit terms provided to these sites in 1996 and 1997. The provision is included in General and Administrative Expenses. The Buyer is negotiating the sale of the practices to independent third parties. Management anticipates that the proceeds from the sales will be used to repay the receivables from the medical sites.

4.   PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost net of accumulated depreciation. Some of the real estate held and used in the day to day operations of the Company was recently appraised for Key Bank (see Note 6, "Long Term Debt") with respect to the Company's mortgage obligations which are current. The valuations used by the Bank are being reviewed by the Company to determine the appropriateness of the methodologies used and the conclusions reached. The carrying values of the respective properties at September 30, 1997 exceeded the valuation amounts by approximately $2.8 million.

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

5.   SHORT-TERM INVESTMENTS

The Company has determined that its short-term investments, consisting primarily of state and municipal obligations, might be sold prior to maturity to support the Company's investment strategies. Such investments have, therefore, been classified as available for sale. Available for sale securities are valued at market. The separate component of shareholders' equity representing unrealized gains or losses on investments available for sale was a gain of approximately $5,000 at September 30, 1997 and a loss of approximately $11,000 at December 31, 1996.

6.   LONG-TERM DEBT

Although the Company was current on all its mortgage obligations, on July 28, 1997, Key Bank (the "Bank") notified the Company that it considered the Company not in compliance with the Target Loan to Value Ratio provided for in two of its mortgages, with outstanding balances of approximately $4.9 million. According to the Bank's calculations, the outstanding Loan Amount exceeded the corresponding Lendable Property Value, as defined, based on appraisals prepared for the Bank, by approximately $1.7 million. The Bank had requested that the Company either reduce the outstanding obligation, or provide additional collateral for $1.7 million. The Bank indicated that if not cured by August 15, 1997, the Bank would have considered the Company in default of the mortgage notes. A default would require the Company to pay a higher interest rate on the outstanding obligations, among other potential penalties. The Company has requested certain underlying documents from the Bank with respect to the valuations, and has asked the Bank for an extension of time to respond and cure the asserted non-compliance. The Bank subsequently granted an extension to September 3, 1997. The Company disagrees with the Bank's valuation methodology and has informed the Bank in writing of this disagreement. The Bank has not responded in writing to the Company. The Company continues to classify the debts in accordance with their original terms.

7.   SUBORDINATED CONVERTIBLE NOTE

On January 19, 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 21, 2002, with The 1818 Fund II, L.P. (the "Fund"), a private equity fund managed by Brown Brothers Harriman & Co. ("BBH & Co."). Pursuant to the terms of the Note Purchase Agreement dated January 19, 1996 (the "Agreement"), entered into between the Company and the Fund, the Company issued a Note dated January 19, 1996, in the principal amount of $20,000,000 payable to the order of the Fund or its registered assignees. On February 28, 1997, the Fund and the Company amended the Agreement and the Note (such amendments together with the concurrent amendment to the related registration rights agreement between the parties, the "Amendment").

As of September 30, 1997, the Company is in default of certain provisions of the Agreement and the Amendment, including the requirements to maintain a minimum tangible net worth as defined in the amended Agreement. The Company is seeking to renegotiate amendments of certain terms which it believes will cure any default provisions. In anticipation of successful renegotiation, the Company continues to classify this obligation as long term.

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

Continuing operating losses during the first nine months of 1997 resulted in additional deferred tax benefits of approximately $6.9 million. Although the Company believes that future profitable operations will be achieved, the Company has provided a 100% valuation allowance with respect to these additional deferred tax assets in view of their size and length of the expected recoupment period. Management will continue to closely monitor the need for future adjustments to this valuation allowance.

9.   STOCK OPTIONS

The Company's 1993 Incentive and Non-Incentive Stock Option Plan
(the "Plan"), as amended, has 820,904 shares reserved for issuance, as of September 30, 1997, upon exercise of options granted or to be granted.

Options to purchase 612,604 shares of Common Stock at exercise prices ranging from $4.38 to $24.50 per share were outstanding under the Plan on September 30, 1997. No options were granted in the third quarter of 1997. Of the total options outstanding at September 30, 1997, options to purchase 356,653 shares were exercisable.

The Company's 1996 Non-Incentive Executive Stock Option Plan ("Non-Incentive Plan") has 650,000 shares reserved for issuance as of September 30, 1997, upon exercise of options granted or to be granted. Options to purchase 600,000 shares of Common Stock (consisting of two grants, one covering 450,000 shares and the other 150,000 shares), which were granted on December 31, 1996, were outstanding under the Non-Incentive Plan at September 30, 1997. None of the options were exercisable. The option to purchase 450,000 shares has a five-year term and is exercisable at $10.00 per share commencing November 23, 2001 or earlier only upon the occurrence of any of the following events: (a) the Company's Common Stock trades for a thirty (30) consecutive day period at or above $20.00 per share (the "Accelerated Performance Price") or $17.50 per share in the event of a change of control of the Company (the "Change of Control Price") or (b) the option holder's death or disability. The option to purchase 150,000 shares has identical terms except that the exercise price is $15.00 per share, the Accelerated Performance Price is $25.00 per share and the Change of Control Price is $22.50 per share. There were no options granted in the third quarter of 1997.

The Company has adopted the disclosure-only provisions of the FASB's SFAS No. 123, "Accounting for Stock Based Compensation"
("SFAS 123"). Accordingly, no compensation cost has been recognized for grants or stock options.

10.  COMMITMENTS AND CONTINGENCIES

a. Effective October 1, 1994, WCNY changed its capitation arrangement with the majority of its providers from capitating primary care physicians with attendant risk-sharing to capitating the Alliances comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at a deficit since inception but have recently instituted measures designed to reduce these deficits and achieve profitability. The Alliance could request additional funding beyond the contractual increases described in Note 1a of "Notes to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K, from the Company which management does not believe should be required and, if requested, by the Alliances does not intend to provide. (As of November 11, 1997, the Alliances had received a $3.5 million cash infusion from the Buyer which in turn received a like amount from the Investor, as discussed in Note 3.)

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

On July 3, 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidated complaint (the "Complaint") was served on August 21, 1996. The Complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. On October 23, 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered on April 30, 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants. Because the Order did not specifically address the Company's motion to dismiss, on May 14, 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defenses to the Complaint. On September 26, 1997, the plaintiffs' class was certified and the parties are currently actively engaged in the discovery process of the litigation.

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

c. The Company and certain of its subsidiaries, including WCNY, have responded to subpoenas issued in April and August 1997 from the United States District Court for the Northern District of New York through the office of the United States Attorney for that District. These subpoenas sought the production of various documents concerning financial and accounting systems, corporate records, press releases and other external communications. While the United States Attorney has not disclosed the purpose of its inquiry, the Company has reason to believe that neither its current management nor its current directors are subjects or targets of the investigation. The Company has informed the government that it will continue to cooperate fully in any way that it can in connection with the ongoing investigation.

d.   On July 31, 1996 and October 3, 1996 the Securities and
Exchange Commission issued subpoenas to the Company for the production of various financial and medical claims information.
The Company fully complied with both of these subpoenas.

e. Other - The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of management, the amount of loss that might be sustained, if any, would not have a material effect on the Company's consolidated financial statements.

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

Certain statements in this Form 10-Q are forward-looking statements, and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors. The Company's results of operations depend in large part of accurately predicting and effectively managing medical costs and other operating expenses. A variety of factors including: competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors, the exercise of the Investor's option to merge with the Buyer (refer to Note 3 of the Financial Statements), the ability to satisfy statutory net worth requirements, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and reduce or eliminate their accumulated deficits, may in the future affect the Company's ability to control its medical costs and other operating expenses. Governmental action (including downward adjustments to premium rates requested by the Company, which could result in adjustments to premium rates requested by the Company, which could result in adjusted rates lower than premium rates then in effect) or business conditions (including intensification of competition and other factors described above) could result in premium revenues not increasing to thus offset any increases in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, suspension or termination of contracts to provide health coverage for governmental entities or other significant customers would also negatively impact the Company. Due to these factors and risks, no assurance can be given with respect to the Company's premium levels or its ability to control its medical costs.

The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the periods indicated:

                             Three Months              Nine Months
                           Ended September 30,       Ended September 30,
                          -------------------       -------------------
                           1997         1996         1997         1996
                           ----         ----         ----         ----

Revenue:
Premiums earned            98.6%        98.8%       98.8%         97.3%
Interest and
 other income               1.4          1.2         1.2           2.7
TOTAL REVENUE             100.0        100.0       100.0         100.0

Expenses:
Hospital services          24.9         20.2        24.3          23.3
Physician services         60.6         67.0        59.9          60.0
Other medical services     (1.8)         2.5         5.1           1.7
TOTAL MEDICAL SERVICES     83.7         89.7        89.3          85.0

General and administrative 25.0         34.8        23.2          24.6
Depreciation and
  amortization              2.5          2.0         2.6           2.0
Interest and other expenses 1.2          1.4         1.1           1.4
TOTAL EXPENSES            112.4        127.9       116.2         113.0

Loss before income taxes  (12.4)       (27.9)      (16.2)        (13.0)
Benefits for income taxes     -        (11.2)          -          (5.2)

Net loss                  (12.4%)      (16.7%)     (16.2%)        (7.8%)

STATISTICAL DATA:
HMO member months       224,177      268,062     684,202       817,407
 enrollment
Medical loss ratio (1)     85.0%        90.7%       90.4%         87.4%
General and administrative
 ratio (2)                 25.0%        34.8%       23.2%         24.6%

------------------------------
(1) Medical expenses as a percentage of premiums earned; reflects the combined rates of commercial, Medicaid, Full-Risk Medicare and Medicare supplemental members.

(2) General and administrative expenses as a percentage of total revenue.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Premiums earned in the third quarter of 1997 decreased by 10.3% or $4.0 million, to $35.0 million from $39.0 million in the third quarter of 1996. Commercial premium revenue decreased 30.0% or approximately $8.5 million, as a result of 32.5%, or $9.2 million, decrease in member months, partially offset by a 3.5% increase in average rates. Medicaid premium revenue remained the same. An increase of 13.3%, or $.9 million, in member months was offset by an 11.6% decrease in average rates. Medicare premium revenue increased 119.2%, or $4.5 million, because of a 137.6% increase, or $5.2 million in member months, partially offset by a reduction in average rates of 7.7%, or $.7 million.

Interest and other income increased by 13.0%, or $.1 million, to $.5 million in the third quarter of 1997. This increase was primarily due to increases in insurance reimbursements and interest income, partially offset by reductions in management fees.

Medical expenses decreased 15.9% or $5.6 million, to $29.8 million, from $35.4 million in the third quarter of 1996. On a per member per month basis this cost remained constant, with a decrease as a percentage of premiums earned (the "medical loss ratio") from 90.7% in the third quarter of 1996 to 85.0% in the third quarter of 1997. The decrease in 1997 medical expenses from 1996 is primarily due to reduced membership and better utilization management, partially offset by increases attributable to a change in product mix. Medical expenses for the third quarter of 1997 included a charge of $2.2 million for adverse development relating to 1996 and the first six months of 1997 medical claim reserves, partially offset by a reduction of $1.3 million in the estimated liability relating to the NYSID's audit of the 1993-1995 demographic pool and the 1996 demographic pool. The adverse development was primarily due to payment of previously denied claims which were subsequently appealed and settled in favor of medical providers. The Company's adherence to its claims denial policy, starting in April 1997, resulted in a subsequent increase in appeals and, in some cases, payment of previously denied claims. In the absence of charges relating to the prior periods, the medical expenses for the third quarter of 1997 would have been $28.9 million and the medical loss ratio would have been 82.6%. The third quarter of 1996 included a one-time $2.9 million charge to reflect the reassuming of the cost of unpaid claims for the period prior to October 1, 1994, as instructed by the NYSID. Without this expense, the medical loss ratio would have been 83.2%.

General and administrative ("G&A") expenses decreased 35.4% or $4.9 million, to $8.9 million, from $13.8 million in the third quarter of 1996. The decrease in G&A expenses resulted primarily from a decrease of $4.2 million in the provision for doubtful trade and other receivables; a decrease of $.4 million in payroll and labor related expenses because of reduced staffing levels; and a decrease of $.3 million in miscellaneous expenses.

Depreciation expense increased by 7.8% or $.1 million, in the third quarter of 1997 reflecting the impact of the amortization of preoperational costs associated with service area and product line expansion. Interest expense decreased $.1 million because of the retirement of the Key Bank debt during the fourth quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Premiums earned in the first nine months of 1997 decreased by 11.2%, or $13.3 million, to $105.5 million from $118.8 million in the first nine months of 1996. Commercial premium revenue decreased 28.6%, or $26.0 million, because of a 29.3%, or $26.6 million, decrease in member months, partially offset by a .9% increase in average rates. Medicaid premium revenue decreased 0.8%, or $.2 million, as a result of a 6.7% decrease in average rates, partially offset by a 8.0% increase in member months. Medicare premium revenue increased 163.3%, or $12.5 million, due to a 182.7% increase in member months, partially offset by a reduction in average rates of 6.9%, or $1.5 million.

Interest and other income decreased by 58.6%, or $1.9 million, to $1.4 million in the first nine months of 1997. This decrease is primarily due to reductions in management fees, insurance reimbursements and interest income.

Medical expenses decreased 8.1% or $8.5 million, to $95.3 million in the first nine months of 1997, from $103.8 million for the nine months in 1996. There was a 9.7% increase on a per member per month basis and an increase as a percentage of premiums earned (the "medical loss ratio") from 87.4% in the first nine months of 1996 to 90.4% in the first nine months of 1997. The decrease in medical expenses from 1996 is primarily due to decreased membership and better utilization management, offset by increases attributable to a change in product mix. Year-to-date 1997 medical expenses included a $2.8 million charge for adverse development relating to 1996 medical claim reserves and a $1.9 million charge for the estimated liability related to the NYSID's audit of the 1993-1995 demographic pool and the 1996 demographic pool. In the absence of such additional expenses, medical expenses would have been $90.6 million and the medical loss ratio would have been 85.9%. The nine months in 1996 included the recording as instructed by the NYSID of medical expense of (i) approximately $3.7 million relating to unpaid inpatient hospital claims at June 30, 1996 and (ii) approximately $2.9 million relating to unpaid claims for the period prior to October 1, 1994, which costs had previously been assumed by the Alliances. In the absence of such additional expenses, medical expenses would have been $97.2 million, and the medical loss ratio would have been 81.8%.

General and administrative ("G&A") expenses decreased 17.6%, or $5.3 million, to $24.8 million from $30.1 million in the first nine months of 1996. The decrease in G&A expenses is the net result of a decrease of $2.3 million in the provision for doubtful trade and other receivables; a decrease of $1.2 million in advertising, promotional and communication costs; a decrease of $.9 million in payroll and labor related expenses because of reduced staffing levels; and a decrease of $.9 million in extraordinary legal and other professional services primarily related to class action litigation. It is anticipated that legal costs will increase during the normal progression of the class action litigation.

Depreciation and amortization increased by 13.3% or $.3 million, in the first nine months of 1997 due primarily to amortization of preoperational costs associated with service area and product line expansion. Interest and other expenses decreased by 25.3%, or $.4 million, in the first nine months of 1997 due primarily to retirement of the Key Bank debt during the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4.6 million during the first nine months of 1997, as compared to net cash used by operations of $4.8 million for the first nine months of 1996. The cash used in operations in the first nine months of 1997 resulted from the Company's cash operating loss of $14.5 million, partially offset by the collection of tax refunds of $6.6 million, reductions in receivables of $2.8 million, and an increase in unearned income of $1.6 million, offset by a decrease in medical costs payable of $.9 million. Cash used for capital expenditures was approximately $.2 million during the first nine months of 1997, as compared to $.5 million for the same period in 1996.

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, WCNY is required to maintain a contingent reserve equal to at least 1% of premiums earned limited, in total, to a maximum of 5% of premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31st of each year and is maintained throughout the following calendar year. At September 30, 1997, WCNY had required cash reserves of $6.7 million and a contingent reserve of $5.9 million, which was fully offset by the cash reserve. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve would be required to be maintained.

In June 1997, the Company loaned $3.1 million to WCNY under the provisions of Section 1307 of the New York State Insurance Law. The principal and interest are treated as equity capital for regulatory purposes and are repayable out of the free and divisible surplus, subject to the prior approval of the Superintendent of Insurance of the State of New York.

At September 30, 1997, the statutory net worth of WellCare of New York ("WCNY"), the Company's wholly-owned subsidiary, was not in compliance with the requirements of the New York State Insurance Department. WCNY management will discuss with the NYS regulators its plans to meet its statutory obligations.

At September 30, 1997, the statutory net worth of WellCare of Connecticut, Inc. ("WCCT"), the Company's wholly-owned subsidiary, was not in compliance with the requirements of the Connecticut Insurance Department. WCCT management will discuss with the state regulators its plans to meet its statutory obligations.

At September 30, 1997, the Company has a working capital deficiency of $2.2 million, excluding the $6.7 million cash reserve required by New York State which is classified as a non-current asset, compared to working capital of $11.2 million at December 31, 1996; the decrease is attributed primarily to the losses incurred by the Company during the nine months ended September 30, 1997. The Company intends to finance its current and future operations by returning to profitability via increased sales, rate increases and further reductions in medical expense, and the proceeds anticipated upon the successful completion of the merger between the Buyer and Investor, as discussed in Note 3a.

At September 30, 1997, the Company had total mortgage indebtedness of $6.0 million outstanding on five of its office buildings, of which approximately $.8 million is due February 1, 1999, approximately $4.1 million is due on January 1, 2000, approximately $.8 is due March 1, 2000, and approximately $.3 due on March 1, 2001.

Although the Company was current on all its mortgage obligations, on July 28, 1997, Key Bank (the "Bank") notified the Company that it considered the Company not in compliance with the Target Loan to Value Ratio provided for in two of its mortgages, with outstanding balances of approximately $4.9 million. According to the Bank's calculations, the outstanding Loan Amount exceeded the corresponding Lendable Property Value, as defined, based on appraisals prepared for the Bank, by approximately $1.7 million. The Bank had requested that the Company either reduce the outstanding obligation, or provide additional collateral for $1.7 million. The Bank indicated that if not cured by August 15, 1997, the Bank would have considered the Company in default of the mortgage notes. A default would require the Company to pay a higher interest rate on the outstanding obligations, among other potential penalties. The Company has requested certain underlying documents from the Bank with respect to the valuations, and has asked the Bank for an extension of time to respond and cure the asserted non-compliance. The Bank subsequently granted an extension to September 3, 1997. The Company disagrees with the Bank's valuation methodology and has informed the Bank in writing of this disagreement. The Bank has not responded in writing to the Company. The Company continues to classify the debts in accordance with their original terms.

PART II - OTHER INFORMATION

Item 1    LEGAL PROCEEDINGS

a. Between April 1, 1996 and June 6, 1996, the Company, its former President and Chief Executive Officer, and its former Vice President of Finance and Chief Financial Officer were named as defendants in twelve separate actions filed in Federal Court (the "Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendants' violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

On July 3, 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidated complaint (the "Complaint") was served on August 21, 1996. The Complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. On October 23, 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered on April 30, 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants. Because the Order did not specifically address the Company's motion to dismiss, on May 14, 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defenses to the Complaint. On September 26, 1997, the plaintiffs' class was certified and the parties are currently actively engaged in the discovery process of the litigation.

Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

b. The Company and certain of its subsidiaries, including WellCare of New York, Inc. have responded to subpoenas issued in April and August 1997 from the United States District Court for the Northern District of New York through the office of the United States Attorney for that District. These subpoenas sought the production of various documents concerning financial and accounting systems, corporate records, press releases and other external communications. While the United States Attorney has not disclosed the purpose of its inquiry, the Company has reason to believe that neither its current management nor its current directors are subjects or targets of the investigation. The Company has, however, informed the government that it will continue to cooperate fully in any way that it can in connection with the ongoing investigation.

c. On July 31, 1996 and October 3, 1996 the Securities and Exchange Commission issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996.

Item 2    CHANGES IN SECURITIES

Not Applicable

Item 3    DEFAULTS UPON SENIOR SECURITIES

As of September 30, 1997, the Company is in default of certain provisions of the Note Purchase Agreement, and its Amendment, between the Company and The 1818 Fund II, L.P. (See Note 7 under
Item 1), including the requirement to maintain a minimum tangible net worth as defined in the amended Agreement. The Company is seeking to renegotiate amendments of certain terms which it believes will cure any default provisions. In anticipation of successful renegotiation, the Company continues to classify this obligation as long-term.

Although the Company was current on its mortgage obligations, on July 28, 1997, Key Bank (the "Bank") notified the Company that it considered the Company not in compliance with the Target Loan to Value Ratio provided for in two of its mortgages, with outstanding balances of approximately $4.9 million (see Note 6 under Item 1). The Bank had requested that the Company either reduce the outstanding obligation, or provide additional collateral, in the amount of approximately $1.7 million, by August 15, 1997. The Company requested and the Bank subsequently granted an extension to September 3, 1997. The Company disagrees with the Bank's valuation methodology and has informed the Bank in writing of this disagreement. The Bank has not responded in writing to the Company. The Company continues to classify the debts in accordance with their original terms.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5    OTHER INFORMATION

The Company's common stock was listed on the Nasdaq SmallCap Market, effective October 30, 1997. Previously, the stock had been listed on the Nasdaq National Market. This change was based on the Company not maintaining the net tangible assets requirement currently applicable to companies for continued listing on the Nasdaq National Market. Continued listing on the Nasdaq SmallCap Market is dependent on the Company satisfying the $1 million capital and surplus maintenance requirement.

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 3.2c   Copy of Registrant's Amended By-Laws
               (As Amended June 10, 1997)

Exhibit 11     Computation of Net Income Per Share of Common
               Stock

Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K

Not Applicable

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1932, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The WellCare Management Group, Inc.

By:  /s/ Joseph R. Papa
 Joseph R. Papa
 President and Chief Executive Officer
 (Principal Executive Officer)

By:  /s/ Howard B. Lorch
 Howard B. Lorch
 Vice President and Chief Financial Officer
 (Principal Financial and Accounting Officer)

Date: November 14, 1997

                   INDEX TO EXHIBITS

All exhibits below are filed with this Quarterly Report of Form
10-Q:


EXHIBIT NUMBER
--------------

3.2c           Copy of Registrant's Amended By-Laws
               (As Amended June 10, 1997)

11             Computation of Net Income Per Share of Common
               Stock

27             Financial Data Schedule