Form 10-K
period 1997-12-31
WELLCARE MANAGEMENT GROUP INC
filed 1998-04-01
CIK 900630

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file
requirements for the past 90 days. YES [X]   NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of this Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       [  ]

     The aggregate market value of the voting stock (Common
Stock, $.01 par value) held by non-affiliates of the Registrant on March 5, 1998 was $13,991,937 based on the closing sales price of the Common Stock on such date.

     The aggregate number of Registrant's shares outstanding on March 5, 1998 was 5,308,217 of Common Stock, $.01 par value and
1,004,025 shares of Class A Common Stock, $.01 par value.

          DOCUMENTS INCORPORATED BY REFERENCE
     Portion of Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A (Part III)

                  Page 1 of 212 Pages
                Exhibit Index on Page 90

                         PART I

ITEM 1.   BUSINESS

     The WellCare Management Group, Inc. ("WellCare" or the "Company") is a managed health care company whose wholly-owned subsidiaries, WellCare of New York, Inc. ("WCNY") and WellCare of Connecticut, Inc. ("WCCT"), are health maintenance organizations ("HMOs"). WCNY is one of the significant HMOs in the Hudson River Valley region. WCCT is modeled on WCNY and operates in the State of Connecticut. Through another wholly-owned subsidiary, WellCare Administration, Inc. ("WCA") (a/k/a Agente Benefit Consultants, Inc.- "ABC"), WellCare also provides specialty benefit programs and related administrative services to employer and other groups which utilize health care services. WellCare provides management services to each of its subsidiaries.

     Certain statements in this Annual Report on Form 10-K are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors. The Company's results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing medical costs and other operating expenses.
A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government-imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors (including Medicare, whereby such reductions may cause providers to seek higher payments from private payors), major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and reduce or eliminate their accumulated deficits, may in the future affect the Company's ability to control its medical costs and other operating expenses. Governmental action (including downward adjustments to premium rates requested by the Company, which could result in adjusted rates lower than premium rates then in effect) or business conditions (including intensification of competition and the other factors described above) could result in premium revenues not increasing to offset increases in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, suspension or termination of contracts to provide health coverage for governmental entities or other significant customers would also negatively impact the Company. Due to these factors and risks, no assurance can be given with respect to the Company's premium levels or its ability to control its medical costs.

     Legislative and regulatory proposals have been made at the federal and state government levels related to the health care system, including but not limited to limitations on managed care organizations (including benefit mandates) and reform of the Medicare and Medicaid programs. Such legislative or regulatory action could have the effect of reducing the premiums paid to the Company by governmental programs or increasing the Company's medical costs. Specifically, pending federal budgetary action could reduce the premiums payable to the Company under the Medicare program as compared to previously announced levels. The Company is unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, the Company cannot predict the effect of such legislation, action or regulation on the Company's business.

THE MANAGED CARE INDUSTRY

     Health care costs in the United States have escalated dramatically from $324 billion in 1982 to an estimated $1 trillion in 1997, or approximately 13.6% of the gross national product. As a result, employers, insurers, governmental entities and health care providers have sought effective cost containment measures, contributing to the development of the managed care industry. Further, the inability of a significant portion of the population to obtain health care coverage has resulted in health care reform measures proposed both at the federal and state levels, many of which focus on managed care as a means for providing quality health care services on a cost-effective basis.

     COMMERCIAL. An HMO provides or arranges for the provision of comprehensive health care services, including physician and hospital care, to a voluntarily enrolled population for a fixed, prepaid premium. Except in cases of medical emergency, the member receives care from participating primary care physicians who, in turn, refer the members to participating specialists and hospitals as required. HMOs provide management controls designed to encourage efficient and economic utilization of health care services. These controls include monitoring physician services, the level of hospital admissions and the lengths of hospital stay, and promoting the use of non-hospital based medical services.

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

     MEDICAID. The Medicaid program, sponsored by individual state governments, provides health care services to low income individuals in the United States, receiving significant financial support from the federal government. In 1996, approximately $20 billion was spent on Medicaid programs in New York State, which decreased by approximately 10% to approximately $18 billion in 1997. State governments have increasingly contracted with managed care companies, including HMOs, to provide health care services to their Medicaid recipients. In contracting with private managed care companies, Medicaid shifts most of the financial risk of health care services delivery to the HMO and allows the Medicaid program to benefit from the cost-efficiency practices of the managed care industry. Several states, including Connecticut and New York, have received federal approval to mandate that all Medicaid beneficiaries enroll with managed care companies to receive medical services. At December 31, 1997 only approximately 30% of the estimated 2.1 million eligible Medicaid recipients in New York State are enrolled in HMO plans.

     MEDICARE. Medicare is a federal government-sponsored entitlement program administered by the Health Care Financing Administration ("HCFA"), providing health care coverage to individuals, primarily over 65 years of age. In 1996, Medicare accounted for approximately $203 billion in health benefits for 38 million aged and disabled enrollees. This represents an amount which is 8.1% higher than fiscal year 1995 and reflects growth in beneficiary enrollment, service utilization and medical inflation.

     The federal government, through HCFA, has contracted with HMOs since 1985 and, currently, approximately 6 million Medicare beneficiaries are enrolled in managed care. Of that number, approximately 5.3 million are covered under plans that assume risk in the delivery of health care services to Medicare beneficiaries ("Medicare Risk Contracts"). In contracting with HMOs pursuant to Medicare Risk Contracts, HCFA bases payment rates on 95 percent of the average Medicare medical costs, determined by county and adjusted for age, sex, and institutional status. In addition to the five percent cost savings, the financial risk and most of the administrative burdens of health care service delivery are shifted to the HMO, and the administrative efficiency practices of managed care are integrated into the Medicare program. At December 31, 1997 there were 324 Medicare Risk Plans nationwide (including multiple plans by single HMOs). At December 31, 1997, there were approximately 37 applications for Medicare Risk Contracts pending. Over 100,000 Medicare beneficiaries each month choose managed care.

BUSINESS STRATEGY

     WCNY and WCCT (the "WellCare HMOs"), licensed to operate
HMOs in the States of New York and Connecticut, respectively, provide comprehensive health care services to members in their respective service areas. WCNY's service area extends from New York City north through the Hudson River Valley to the Capital Region and Southern Adirondacks and west into the Mohawk River Valley and Southern Tier. WCCT is licensed to operate statewide in Connecticut. WCNY and WCCT are mixed IPA/direct contract model HMOs. WellCare's strategy is to provide high quality, competitively priced HMO products and other managed care products and services. Members of the WellCare HMOs are serviced through a provider network that as of December 31, 1997 consisted of approximately 3,500 primary care physicians, 8,900 specialists and 107 hospitals.

     In March 1998 the Company engaged Bear, Stearns & Co. Inc. to assist the Company in exploring its strategic opportunities. WellCare believes that taking advantage of current market opportunities will ultimately enhance shareholder value. These opportunities could include joint venture, merger or sale of all or a portion of the Company. No decision has been made to enter into any transaction, nor is there an assumption that the exploration process will result in any transaction.

     At December 31, 1997, enrollment in plans owned, managed or administered by WellCare was approximately 79,200 members from approximately 2,300 employer groups, compared to approximately 93,500 members enrolled from approximately 2,600 employer groups at December 31, 1996. At December 31, 1997, no employer group accounted for more than 5% of the WellCare HMOs' membership. Commercial membership comprised 61%, Medicaid recipients comprised 26% and Medicare beneficiaries comprised 13% of WellCare's total membership.

     WellCare's total membership decreased approximately 15% from year-end 1996 to December 31, 1997. Commercial membership decreased approximately 31%, Medicare membership increased approximately 82% and Medicaid membership increased approximately
14%. Management believes the 1996 decline in commercial membership was primarily attributable to customers' adverse reaction to the negative publicity received by the Company at the time of the restatement of its 1994 financial results and subsequent losses in 1996 as well as WellCare's more stringent application of its credit standards. Many contracts for non-paying or slow-paying groups were canceled or not renewed. The loss of commercial membership in 1997 was due primarily to WCNY's non-competitive rates relative to other companies operating within WCNY's marketplace.
The rates in effect during 1996 and in the first half of 1997 caused a decline in renewing membership for 1997. During 1997, the Company adjusted its premium rates to be competitive within the principal markets where WCNY operates. The Company believes it is positioned to increase 1998 premium rates and remain competitive in the marketplace. Management attributes the increases in Medicare and Medicaid membership to the Company's increased marketing focus on these programs. Although Medicaid membership increased in 1997, the growth was slowed because of a statewide decrease in the number of individuals eligible for Medicaid, and significant case closings (involuntary disenrollments) due to Welfare Reform and other state and local caseload reduction strategies. As a result of the recent federal approval of mandatory enrollment of Medicaid eligibles in New York
State, and with fewer managed care organizations contracted to enroll Medicaid members, WellCare anticipates Medicaid enrollment will continue to increase in 1998.

     WellCare believes it can expand its HMO membership and deliver effective managed care by continuing to focus on the following strategies:

     MAINTAINING COMPETITIVELY PRICED PREMIUMS AND CONTAINMENT OF HEALTH CARE COSTS. The Company's success depends to a significant degree upon its ability to control health care costs. The WellCare HMOs' contracts with hospitals are an essential component of cost containment. During 1997, WCNY's contracting efforts were focused on converting DRG and risk bearing arrangements to a per diem methodology. Currently, most of WCNY's significant contracts with NY hospitals are based on per diem rates across all product lines. The Company seeks to reduce hospital costs, though the combination of per diem rates and the reduction in hospital length of stay because of effective medical utilization management. Primary care physicians are integral to health care cost containment as they control, to a significant degree, member utilization of hospitals, specialists and other health care providers. WellCare has worked to develop a network in which many of its primary care physicians are paid on a capitation basis. Agreements are entered into with regional health care delivery networks organized as independent practice associations ("IPAs"). WCNY directly capitates its IPAs and non-IPA primary care physicians with a fixed monthly payment for each HMO member selecting an IPA primary care physician or non-IPA primary care physician. WellCare is committed to continuously improving its capitation and other fee arrangements and to facilitating optimal health care utilization in order to ensure high-quality, competively-priced service. As part of this commitment, the following specialties have been capitated by the WellCare HMOs: mental health, substance abuse, laboratory, chiropractic, vision, home infusion/durable medical equipment and certain diagnostic services. In February 1998, the Company entered into a new arrangement which it anticipates will reduce its laboratory costs. The WellCare HMOs also have a contract with an unrelated pharmacy benefits manager which covers prescription drug benefits. The Company is negotiating to reduce the costs for this benefit, and anticipate that a new contract will be executed shortly, which will reduce pharmacy costs in 1998.

     EXPANDING SERVICE AREAS. WellCare traditionally had concentrated on expanding in secondary markets where price competition is less intense than in major metropolitan areas and where widespread name recognition is easier to achieve. The Company's ability to work closely with physicians and hospitals, which it believes leads to more effective cost containment, is well suited to secondary markets. Currently, WellCare is focusing on such contiguous markets as well as other urban growth areas, including certain primary markets. As of December 31, 1997, WCNY operates in 25 counties in New York State, including four of the five counties of New York City. Effective January 1997, WCNY had received approval for expansion into Westchester County. In 1995, WellCare expanded its HMO operations into Connecticut through WCCT, which is approved to operate statewide.

     PROVIDING MEMBERS ACCESS TO A BROAD RANGE OF QUALITY PHYSICIANS. WellCare recognizes that expansion and retention of its HMO membership is dependent to a significant degree upon providing access to a broad range of quality health care providers and intends to continue expanding as well as improving its health care provider network in its core service area and proposed areas for expansion. At December 31, 1997, the provider network of the WellCare HMOs consists of approximately 3,500 primary care physicians and 8,900 Specialists. Over 90% of the provider network is board-certified. WellCare's widespread name recognition in its core service area facilitates recruitment of participating physicians and, during 1997, approximately 1,350 additional primary care physicians and 3,000 specialists joined WellCare's network.

     ADDING NEW BENEFIT PROGRAMS AND INITIATING NEW PRODUCTS AND SERVICES. In 1997, WCNY received approval from HCFA to expand its Medicare Risk Program ("Senior Health") product into five additional counties of WCNY's service area. As of December 31,1997, the Company's Medicare Plan reached 17 counties and was available to approximately 1.5 million eligible enrollees. Along with the geographic expansion of WellCare Senior Health, premium benefit packages for groups were introduced which more closely reflect commercial offerings. Senior Health provider panels were also enhanced in 1997.

     WCNY's Medicaid coverage program received regulatory approvals to expand into an additional three counties.

     In August 1997, The New York State Children's Health Insurance Program ("CHIP") was enacted, and provides federal funding to develop state programs to provide health care coverage for uninsured children. When combined with the proposed New York State funding, this program will provide approximately $420 million statewide in fiscal 1998/1999. WCNY began enrollment in this program in November 1997, in 18 counties, including 4 of the 5 New York City counties.

     To meet the needs of employer groups and take advantage of new opportunities in managed care, WellCare offers complementary managed care products and services. WellCare also offers a point-of-service product for its HMO members.

     INVESTMENTS IN TECHNOLOGY AND INFRASTRUCTURE. WellCare believes that investments in technology and infrastructure are critical for future HMO membership growth. In March 1998, WellCare purchased upgrades to its production computer system and a new upgraded test system. In 1996, WellCare implemented a new electronic imaging and work flow distribution system which enhances both enrollment and claims adjudication processing.

THE WELLCARE HMOS

     The WellCare HMOs provide comprehensive health care services to their members for a fixed monthly premium, plus a co-payment by the member to the physician for each office visit generally, and a dispensing fee to the pharmacy for each prescription filled. The basic benefits, provided within a member's benefit plan consist of primary and specialty physician care, inpatient and outpatient hospital services, emergency and preventive health care, laboratory and radiology services, ambulance services, eye care, physical and rehabilitative therapy services, chiropractic services, mental health care, and alcohol and substance abuse counseling. For an increased monthly premium, members have the option to receive prescription drugs and vision care.

     The WellCare HMOs arrange for the provision of inpatient and outpatient hospital health care services by contracting with hospitals. Through 1996, New York hospitals were paid primarily on a diagnostic related group ("DRG") basis under New York State law rather than by length of hospital stay (although New York HMOs were permitted to negotiate lower DRG or per diem rates with regulatory approval). As of January 1, 1997, the New York State regulated DRG rate setting system expired and was replaced by a largely unregulated free market system whereby payors and hospitals are free to negotiate the best rates possible. During 1997, WCNY's contracting efforts were focused on converting DRG and risk bearing arrangements to a per diem methodology. Currently, most of WCNY's significant contracts with NY hospitals are based on per diem rates across all product lines. As a result of New York State legislation, effective January 1, 1997, WellCare has renegotiated most of its significant contracts with its New York hospitals to a negotiated per diem rate basis (See "Business
- Government Regulation - Recent New York State Legislation"). To the extent DRG rates apply, a member's length of hospital stay does not affect the WellCare HMOs costs. Hospital costs can best be controlled through managing hospital admissions and utilizing the most effective treatment methods. When a per diem contract is in effect, utilization management reduces medical costs to the WellCare HMOs by minimizing length of hospital stay as well as maximizing the utilization of the most effective treatment methods.

     The WellCare HMOs also arrange for the provision of health care services in the case of primary care services, on a capitated fee basis, and with other health care providers, generally on a discounted fee-for-service basis.

     Members are allowed to select any primary care physician or group practice participating in the WellCare HMO network and are allowed to switch from one primary care physician or practice to another within the network. All medical care received by the member, including specialist and hospital care, is coordinated by the primary care physician. Hospitalization for members requiring non-emergency treatment generally takes place in hospitals, which either are under contract or have arrangements with the WellCare HMOs. Emergency treatment may be obtained in any hospital.

     Premiums are generally fixed for a twelve-month period under contracts with each subscriber group. WellCare considers a variety of factors in determining HMO community rated premiums, including anticipated health care utilization rates, projected medical expenses, community rating requirements (applicable in both New York and Connecticut) and competitive conditions. Premiums are subject to state regulation (See "Business - Government Regulation").

MEMBERSHIP

     The following table reflects membership and employer groups for plans owned, managed or administered by WellCare during the five years ended December 31, 1997:

                                        At December 31,
                               ------------------------------------
                               1997   1996    1995    1994    1993
                               ----   ----    ----    ----    ----
Commercial Members (1)(3)      48,400 69,700  78,900  71,100  60,100
Medicaid Members               20,800 18,300  19,100  10,000   9,000
Medicare Members (2)           10,000  5,500   2,000   1,400   1,100

Total Members                  79,200 93,500 100,000  82,500  70,200

Number of Employer Groups       2,300  2,600   2,500   1,900   1,500
------------------------------
(1)  Includes HMO commercial members and members enrolled under non-HMO specialty programs.
(2)  Includes Medicare beneficiaries and Medicare supplement members.
(3)  Includes 1,800, 900 and 140 WCCT members for 1997, 1996 and 1995, respectively.

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

   * Recipients of public aid whose eligibility is determined by the local departments of social services and the New York State
      Department of Health ("Medicaid members");

   *  Members enrolled in the Child Health Plus Program;

   * Medicare beneficiaries covered under Full Risk program ("Medicare beneficiaries"); and

   * Medicare beneficiaries receiving HMO supplemental coverage for medical services not covered by Medicare ("Medicare supplement members").

   All five classes of membership are enrolled in WCNY. WCCT has received approval to offer coverage only to commercial members.

   When a subscriber group agrees to offer a WellCare HMO to its employees, enrollment is voluntary by the individual, who must be accepted for enrollment regardless of health status. Employers generally pay all or part of the monthly health care premiums for their employees, deducting the portion not so paid from the employee's salary. Upon leaving a subscriber group, an individual may elect to continue as an HMO member by paying a monthly premium.

   Individuals may be enrolled as Medicaid members in WCNY through its Healthy Choice product ("Healthy Choice") only if they are eligible recipients of Medicaid. Medicaid members are enrolled on an individual basis pursuant to agreements with county social services departments and approval by the New York State
Department of Health ("DOH") and must be enrolled regardless of health status. Twenty-five percent of the premiums for Medicaid members is funded by the applicable county, 25% by the State of New York and the balance by the federal government. In the event the contracts are terminated or not renewed, the Company's operating results would be adversely affected. Medicaid Managed
Care legislation was enacted in 1996 authorizing New York State, pursuant to federal waiver, to require most Medicaid recipients to enroll in managed care plans. The Company believes it is well positioned in the marketplace to enroll and provide services to these individuals under New York State's federally approved mandatory waiver.

   Medicare beneficiaries are enrolled pursuant to annual contracts with the federal government under which WCNY provides health care services. These contracts provide for the federal government to pay WCNY a fixed monthly premium per member equal to approximately 95% of the average medical costs by county adjusted for age, sex, and institutional status. Premiums are subject to periodic unilateral revision by the federal government. Under the basic plan, beneficiaries pay no monthly premiums or deductibles, although there are co-payments for office visits or prescriptions and there are annual limits on prescription charges per member.
Medicare members are able to disenroll for any reason at any time.
Effective January 1997, WellCare's Medicare Risk Program ("Senior
Health") expanded from eight counties with approximately 240,000 eligible individuals to twelve counties with a total of over 300,000 eligible individuals. Effective November 1997, WellCare's
Medicare Risk program expanded to 17 counties with approximately
1.5 million eligible individuals.

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

MEDICAL COST CONTROL

   The Company's success depends to a significant degree upon its ability to control health care costs. WellCare controls such costs through (i) capitation arrangements with the IPAs and with non-IPA primary care physicians, (ii) discounted fee-for-service arrangements with specialists and other health care providers,
(iii) capitation arrangements with providers of certain specialty services, (iv) medical management review programs, and (v) co-payments by members for office visits and other services.
Notwithstanding such cost control measures, health care costs in any given period may be greater than expected due to unexpected incidence of major cases, legislative changes, broadening member entitlements, natural disasters, epidemics, changes in physician practices and new technologies. These factors which impact health care costs are beyond the Company's control and may adversely affect its operations.

PHYSICIAN ARRANGEMENTS

   In October 1994, WCNY entered into contracted arrangements with a majority of its primary care physicians and specialists through contracts with regional health care delivery networks (the
"Alliances") for the provision of health care services to the Plan's commercial and Medicaid members. Initially, each Alliance was a professional corporation that then contracted with individual primary care physicians and specialists to provide health care services. At inception, there were four Alliances with different equity owners. In 1995, the four Alliances were combined into two Alliances, with the same equity owner. The
Company has been advised that effective June 1997, the Alliances converted into IPAs by establishing new corporations. WCNY's initial agreement with each of the Alliances for the period
October 1994 through September 1995, required payment to the Alliances based on a percentage of premium revenue for effected members. Effective October 1995, WCNY entered into three year agreements with each of the Alliances to capitate them at specified per member per month ("PMPM") rates designated to cover the costs of all health care services provided to the HMO members.
These agreements originally provided for periodic increases, ranging from 1% to 6% for the period from October 1995 through December 1998.

   In an effort to improve the profitability of WCNY and the Alliances, WCNY entered into a letter of understanding with the Alliances in September 1996 to restructure its capitation arrangement. Pursuant to the terms of the restructured arrangement, WCNY reassumed the risk for certain previously capitated services, as well as reduced the capitation rate paid for certain services which continued to be provided by the IPAs.
At December 31, 1996, WCNY capitated the Alliances for physician services, both primary care and specialty services, on a PMPM basis for each HMO member except for physician services in the areas of certain diagnostics and mental health, which WellCare capitated through contracts with certain other regional integrated delivery systems. Additionally, if certain conditions are met, these contracts will be extended to a ten-year term.

   Each Alliance/IPA, in turn, capitates each Alliance/IPA primary care physician from the monthly payments received from WCNY with a fixed monthly payment for each HMO member designating the Alliance/IPA physician as their primary care provider, retaining and allocating the balance to a group risk pool for payment to specialists. Specialists are compensated on a fee-for-service basis by each Alliance/IPA which disburses payments to these specialists.
To the extent the risk pools are insufficient to cover the specialists' fees, the amounts paid to thespecialists as a group can be proportionately reduced, up to a maximum of 30%. To the extent the risk pools are still insufficient to cover the specialists' fee after a maximum reduction, a portion of the capitation payments to primary care physicians can be withheld to cover the specialists' fees after the reduction. Primary care physicians and specialists are furnished with periodic utilization reports and the IPAs' accounts are reconciled periodically.

   WCNY is financially responsible for all medical care provided to its members notwithstanding its IPA arrangements, and intends to remain integrally involved in assisting primary care physicians to efficiently manage their practices.

   During 1997, Alliance/IPA primary care physicians provided medical care to approximately 70% of WCNY's commercial and Medicaid members; the balance of WCNY's members were provided services by primary care physicians who are directly contracted by WCNY, as described in the following paragraph. WCNY also has individual backup contracts with substantially all physicians in the IPAs.

   WCNY also contracts directly with primary care physicians and specialists, with many primary care physicians being capitated with a fixed monthly payment for each HMO member selecting the physician. Specialists are generally paid on a discounted fee-for-service basis.

   WCCT contracts directly with some of its physician network.
A significant number of all primary care physicians and specialists are contracted through an IPA or a physician hospital organization ("PHO") that contracts directly with WCCT.

HOSPITAL AND OTHER PROVIDER ARRANGEMENTS

   Third-party reimbursement for most inpatient hospital care in New York State through December 31, 1996 was required to be paid on a DRG basis, pursuant to which hospital charges as established by the State were based on the diagnosis of the patient's condition, generally notwithstanding the length of hospitalization. New York HMOs have been permitted, subject to regulatory approval, to negotiate lower DRG or per diem rates with hospitals. To the extent DRG rates apply, a member's length of hospital stay does not affect an HMO's costs. Hospital costs can best be controlled through managing hospital admissions and utilizing the most effective treatment methods. When a per diem contract is in effect, utilization management reduces medical costs to the HMO by minimizing length of hospital stay as well as maximizing the utilization of the most effective treatment methods. Currently, most of WCNY's significant contracts with NY hospitals are based on per diem rates across all product lines.

   As of January 1, 1997, the New York State regulated DRG rate setting system expired and was replaced by a largely unregulated free market system whereby payors and hospitals are free to negotiate the best rates possible. Another significant change is in the area of funding for various public goods and Graduate
Medical Education. Under the state-run DRG system, these add-on costs were built directly into the rates set by the state, and were not subject to negotiation. However, as of January 1, 1997, the responsibility for public goods and Graduate Medical Education has shifted from hospitals to the payors. To account for this new cost, payors have been renegotiating their hospital contracts in order to remain on a cost-neutral basis.

   The WellCare HMOs currently contract with 107 hospitals and have informal arrangements with 2 additional hospitals. Pursuant to its contract, the hospital is paid for all authorized inpatient and outpatient services and all emergency room services provided to members. In addition, the WellCare HMOs require the hospitals to participate in utilization management and quality improvement programs. The WellCare HMOs contracts with hospitals are terminable upon 90 to 120 days' prior notice by either party.

   In order to obtain high quality services at cost-effective rates, the WellCare HMOs have contracted with other providers for, among other things, mental health, diagnostic services, physical therapy, outpatient surgery, laboratory services and home health care, on either a capitated or negotiated fee basis. The Company also has an agreement with an unrelated pharmacy benefits manager which covers all of the service areas of the WellCare HMOs, including a network of approximately 2,000 pharmacies.

CLAIMS RESERVES AND IBNR

   The development of the claims management system that tracks claims on a current basis has been an ongoing priority of the Company. The results of operations depends in large part on the Company's ability to predict, quantify, and manage medical costs.
During 1997 the Company instituted procedures which are continually reviewed, modified and enhanced to allow it to measure and project medical costs on a timely basis. A daily inventory of hospital days and patient stays by line of business is maintained by medical management. The speed with which claims are entered into the claims inventory system has steadily improved during the year. Currently, approximately 98% of all claims received are entered and scanned to the claims system within two days of receipt. Claims are then available for examiners to either process, review and approve for payment, pend for additional information from the provider or deny. All claims are entered into the system at charges and evaluated. Ongoing studies conducted during the year for the three lines of business have provided the Company with the tools to estimate the percentage of pended claims to be paid relative to submitted charges. All claims paid, payable and pended are evaluated weekly and a projection of ultimate payables is determined. Moreover, procedures are now in place whereby the actual runoff of claims for each of the last twelve months versus the reserve for IBNR and the paid, pended, and payable claims are reviewed for accuracy as compared to the original projections. This procedure is intended to allow the Company to continually estimate its unknown claims reserves ("IBNR") more effectively.

   The Company believes that the process of trending the ultimate resolution of paid, pended and payable claims allows the Company to analyze trends and changes in payments and utilization patterns and, therefore, react to medical costs on a proactive versus a reactive basis. This weekly analysis also allows the Company to prepare detailed data for the Company's independent consulting actuaries to review the Company's IBNR estimation methodology and results.

UTILIZATION MANAGEMENT

   Utilization of health care services by members and physicians is monitored under WellCare's health care utilization management programs. In cases of excessive utilization, WellCare counsels the provider with respect to possible unnecessary or duplicate services or medications. In addition, under the direction of local physicians and the WellCare HMOs medical directors, health care service utilization data are analyzed.

EDUCATIONAL PROGRAMS

   The WellCare HMOs believe that educating their members and health care providers with respect to health care is a critical component in health care cost containment. The Company's quarterly newsletter to its members contains, among other items, information on preventive health care. The Company also publishes newsletters which it distributes to its physicians.

QUALITY OF CARE PROGRAMS

   WellCare's quality of care programs, consisting of disease management programs, periodic peer reviews and outcome studies, assist the Company in controlling costs by identifying cost-effective treatment procedures (See "Business - Quality Improvement"). In 1996,
WCNY received a certificate of one year accreditation from the National
Committee for Quality Assurance ("NCQA"). The NCQA performed its subsequent annual review in 1997 and, in February 1998, again awarded the Company with its one-year certificate of accreditation.

CO-PAYMENTS

   To promote member participation in controlling health care costs, the WellCare HMOs require co-payments by its members for most office visits and some other services. These co-payments are made by the member directly to the physician or other provider and, for WCNY, range from $3 to $20 per office visit, and $25 or $50 for emergency room treatment. WCCT is approved for a $3 to $20 co-payment for office visits and a $25 to $50 co-payment for emergency room treatment. Certain contracts also require members to pay co-payments for inpatient hospital services.

SPECIALTY CARE BENEFIT PROGRAMS AND PREFERRED PROVIDER
ORGANIZATION

   WellCare offers prescription drug, dental and expanded vision and other specialty care benefit programs as stand-alone products to self-insured employer and other groups through its third-party claims administrator ("TPA") services.

   The Company provides TPA services independently and as part of its specialty care benefit programs offered to employer and other groups. In addition, WellCare has established a PPO network, using principally its HMO provider network, to provide vision care and pharmacy benefit programs as stand-alone products for self-insured employer and other groups.

POINT-OF-SERVICE PRODUCT

   WCNY offers a point-of-service ("POS") product to its commercial members, allowing them to select providers outside of WCNY's provider network. When a member uses a POS product, the member is required to make a higher co-payment and is subject to pay a deductible.

MARKETING

   As of December 31, 1997, WellCare's internal marketing staff consisted of 50 marketing representatives, 26 of whom marketed
WellCare's benefit plans and specialty benefits plans and other products and services to commercial groups, 17 to Medicaid recipients, 7 to Medicare beneficiaries. The Company also utilizes independent brokers for referrals.

   Marketing to commercial groups is generally a two-step process in which presentations are made to the employer and then to the individual employees if the Company's benefit plan is selected. During a designated period (usually one month annually), employees select their desired health coverage. New employees, however, make their choice when employment commences.

   Medicaid managed care marketing has become a highly regulated and supervised activity. All Healthy Choice marketing must be conducted consistent with a pre-approved marketing plan and, all Healthy Choice marketing materials must receive approval prior to their use, from both the County Departments of Social Services and the DOH. Additionally, surveillance of Plan marketing staff is conducted to insure that all marketing is performed consistent with applicable rules and guidelines.

   Healthy Choice utilizes a variety of marketing approaches including: direct marketing at County Social Services offices, direct mail when approved and supervised by the Counties;
provider-assisted outreach; community-based organization partnerships; and advertising in targeted community publications.

   Marketing of WCNY's Full Risk Medicare program involves a labor intensive one-on-one process. Marketing efforts focus on informational presentations/seminars, community outreach programs, direct mail and telemarketing activities.

   WCNY also offers a supplemental coverage plan for Medicare beneficiaries through existing employer groups who provide contributed benefit programs to retirees. Marketing takes place through on-site meetings and direct mailings to such retirees.

QUALITY IMPROVEMENT

   All physicians in the WellCare HMOs' provider network are required to participate in quality improvement and utilization review programs. WCNY has received a one-year accreditation from the NCQA. The quality improvement program is designed not only to maintain but to continually improve the delivery of proper medical care and includes:

   * Utilization reviews, management programs and outcome studies, which evaluate statistical information with respect to services used by members and prescribed by participating physicians and include such topics as preventive care services, prescription drugs, physician visits, emergency room use, hospital admissions and referrals made by primary care physicians to specialists;
      and

   *  Quality of care reviews, which identify issues affecting
      HMO members, including physician availability, physician treatment patterns and the structure and content of medical records;

   * Periodic peer reviews, which evaluate the quality and appropriateness of medical care provided by a particular physician and review, among other things, diagnoses, tests, prescription drug usage and the utilization level of the physician by the HMO members;

   * A physician committee infrastructure to oversee medical policy and the quality improvement program.

   The quality improvement program utilizes computerized claims information as well as medical records which are maintained by the physicians and to which WCNY has access. In addition, participating hospitals maintain quality improvement programs. As required by state law, WCNY has an established complaints procedure for HMO members and providers to formally register concerns with the HMO. These concerns are then investigated and resolved pursuant to the procedures established by the HMO.

COMPETITION

   The managed care industry is highly competitive principally on the basis of price, the size and quality of the provider network, benefits provided and quality of service. Although WCNY is one of the significant HMOs in the Hudson River Valley region, WellCare has also been expanding its operations into other geographic areas, including New York City, Westchester and Connecticut, where there are other HMOs which have more members and greater financial resources than the Company. The Company also competes with commercial health insurance companies and not-for-profit health service plans, including Blue Cross and Blue Shield, and may compete with provider integrated delivery systems.

MANAGEMENT INFORMATION SYSTEMS

   Information is key to success for any company, especially those in the health care industry. WellCare has made information systems a priority over the past several years. At the core is the AMISYS Health Care Management Information System. AMISYS is widely used in the HMO industry and provides detailed tracking of employer group, provider and member data.

   WellCare has enhanced enrollment and claims processing with the implementation of MACESS, an electronic document imaging and workflow distribution system. MACESS allows documents such as claim and enrollment forms to be scanned and the image filed in a computer rather than a file drawer. The workflow distribution portion of the system allows claim adjudicators to process claims from electronic "queues" rather than from a stack of claim forms.
When used in the customer service area, MACESS enhances the ability to respond to customer inquiries by allowing representatives to retrieve claim images, stored on CD Rom, in approximately 2.5 seconds. Overall, MACESS enhances productivity and customer service and provides the ability to track claims though the system.

   WellCare has also implemented relational database technology to enhance utilization reporting and analysis.

   WellCare continues its commitment to technology and has budgeted for the purchase of additional computer hardware and software as required to accommodate its anticipated growth for the foreseeable future.

THE YEAR 2000

   The Company has assessed the requirements of modifying its computer systems to accommodate the year 2000 and anticipates that these modifications will be completed in advance of the year 2000 so as to not adversely affect its operations. In most cases, modification is dependent on outside vendors whose software the Company uses. These vendors have advised the Company that the required modifications are being made, and will be available to the Company in the form of software release upgrades. The Company has developed plans for implementing theses release upgrades in a timely fashion and is expensing the costs incurred to make these modifications. The inability of the Company to complete timely its year 2000 modifications, or the inability of other companies with which the Company does business to complete timely their year
2000 modifications, could have a material adverse effect on the Company's operations.

GOVERNMENT REGULATION

   STATE REGULATION

   The WellCare HMOs are subject to extensive state regulation.
Applicable state statutes and regulations require an HMO to file periodic reports with the relevant state agencies, and contain requirements relating to the operation of the HMO, the HMO's rates and benefits applicable to its products and the HMO's financial condition and practices. In addition, state regulations require each of the WellCare HMOs to maintain restricted cash or available cash reserves, a minimum net worth and impose restrictions on the WellCare HMOs abilities to make dividend payments, loans or other transfers of cash to the Company. State regulatory authorities exercise oversight regarding the provider networks, medical care delivery and quality assurance programs, contract forms and financial condition of the WellCare HMOs. The WellCare HMOs are also subject to periodic examination by the relevant state regulatory authorities.

   In January 1997, WCNY received the final report on its biennial statutory examination for the years ended December 31, 1994 and 1995 from The New York State Insurance Department
("NYSID"). In 1996, during the course of the audit, the Company had recorded two non-recurring medical charges (See Note 2d of "Notes to Consolidated Financial Statements") based on the interim findings and instructions of NYSID. Additionally, NYSID determined that WCNY was not in compliance with all pertinent New
York State regulation sections relating to WCNY's underwriting and rating procedures and the requirements governing approval of policy forms. These matters were referred to NYSID's Office of General Counsel for disciplinary action. In December 1997, WCNY entered into a Stipulation Agreement whereby it agreed to pay a penalty of $91,000 and to correct past violations. An additional penalty of $66,000 may be assessed if NYSID subsequently determines that WCNY has not made a good faith effort to recoup undercharges from incorrectly rated groups.

   As a result of the examination, WCNY's statutory net worth at December 31, 1995 was deficient by approximately $1.1 million. In
March 1996, the Company made a capital contribution of $3 million to WCNY, and in October 1996, the Company loaned WCNY $3 million under the provisions of Section 1307 of the New York State
Insurance Law. Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of the free and divisible surplus, subject to the prior approval of the Superintendent of Insurance of the State of New York. These two cash infusions more than offset the examination's adjustment to WCNY's net worth.

   New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At December
31, 1997, WellCare had required cash reserves of $5.8 million and a contingent reserve of $6.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

   Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a Section 1307 loan in March 1998, which has brought WCNY's December 31, 1997, statutory net worth above the permitted 50% contingent reserve requirement. WCNY has been operating within the 50-100% discretionary contingent reserve requirement during 1997 with the full knowledge of NYSID. In June
1997 and November 1997, the Company loaned $3.1 and $1.3 million, respectively to WCNY under the provisions of Section 1307.
Management has had ongoing discussions and meetings with NYSID and has updated NYSID of the Company's plans to obtain additional funds during 1998, which the Company's Board has authorized to be contributed to WCNY's capital. Management expects that WCNY's
1998 budgeted return to profitability, together with the capital contribution and additional Section 1307 loans, if required, will fully fund the contingent reserve requirement in 1998.

   In June and November 1997, the Company made capital contributions of $350,000 and $425,000 to WCCT to bring its statutory net worth to the required $1 million. The Company, on March 2, 1998, made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement.

   Recent legislation by New York State ("Prompt Pay" legislation) requires HMOs, effective with claims submitted for services provided after January 22, 1998, to pay undisputed claims within 45 days of date of receipt. The Company believes it has been and continues to be in compliance with this rule.

   Applicable New York statutes and regulations require the prior approval of the New York Commissioner of Health and the New
York Superintendent of Insurance for any change of control of WCNY or the Company. A similar law in Connecticut requires the approval of the Insurance Commissioner of Connecticut for any change in control of WCCT or the Company. Under New York law, transactions between a holding company and a controlled HMO must be fair and equitable. Any transaction that involves five percent or more of WCNY's assets requires prior approval.

   Hospital charges in Connecticut are based on a per diem per patient system rather than a DRG system. Eligible HMOs are permitted to directly negotiate for a different rate and method of reimbursement with a Connecticut hospital.

   WellCare's TPA services and PPO (in New York State) currently are not subject to state regulation, but there can be no assurance that this status will continue. Connecticut regulations require
PPOs to make certain notification filings. WellCare does not operate as a TPA or PPO in Connecticut.

   RECENT NEW YORK STATE LEGISLATION

   In September 1997, New York enacted a prompt payment law which requires insurers and HMOs to pay providers within 45 calendar days of receipt of undisputed ("clean") claims. The law provides guidelines for the timely reimbursement of claims. In the event a claim is not undisputed, the insurer or HMO must notify the provider within 30 calendar days of receipt and request additional information if necessary. In addition to charging interest on late claims, penalties of up to $500 per day per claim may be imposed. The law is effective with claims submitted for services provided after January 22, 1998.

   New York also enacted a law which imposed penalties of up to $10,000 on insurers and HMOs which fail to respond to NYSID inquiries in a timely manner and in good faith. The new law became effective January 22, 1998.

   New York also enacted a law, effective September 24, 1997, which conforms state law requirements to the federal Health
Insurance Portability and Accountability Act of 1996. The significant provisions of this law include (i) the setting of standards by which group and individual direct payment contracts and group and individual market policies can be terminated or not renewed, (ii) rules for eligibility and late enrollees, (iii) a change in the definition of the minimum size of small group from three members to two members, (iv) amendment of the rules concerning the use of pre-existing condition provisions, and (v) provision for certificates of creditable coverage, (vi) provision for the guaranteed issuance of coverage in the individual health insurance market.

   New York State's excess medical malpractive program has been extended for one year. The extension of the program is on a self-funded basis based upon the existing surplus, with no contribution from payors and insurers. Premiums will be returned to insurers under certain circumstances.

   In 1997, New York also enacted laws requiring coverage of the following benefits:

     Effective January 1, 1998, HMOs are required to cover individuals undergoing mastectomies for a duration to be determined by the attending physicians and the patient. The legislation also calls for plan coverage of out-of-network second opinions for cancer.
Coverage is also required for all stages of reconstruction of the breast on which the mastectomy has been performed. In addition, coverage for surgery and reconstruction of the other breast to produce a symmetrical appearance is now mandated.

     Also effective January 1, 1998, legislation was passed which expands patients' access to chiropractic care by requiring HMOs to provide coverage by a licenses doctor of chiropractic upon referral by a PCP. HMOs and non-managed care plans are subject to different requirements.

     Effective January 4, 1998, coverage of enteral formulas is required for all plans which provide a pharmacy benefit. The modified food component of this mandated coverage is capped at $2,500.00 per member per year.

     Effective September 24, 1997, HMOs and physicians must report to the New York State Department of Health ("SDOH") the incidences of cancer among members. SDOH must issue an annual report of its findings.

     Legislation requiring a carve-out of pharmacy benefits from the Medicaid managed care program was vetoed by the Governor.
This legislation is likely to be presented to the Governor again in 1998.

     Effective January 1, 1997, the Health Care Reform Act of
1996 ("HCRA,") for the first time, allowed all private health care payors to negotiate payment rates for inpatient hospital services.
Previously, only HMOs could negotiate rates for these services.
While non-HMO payors who compete with WCNY may have begun paying negotiated hospital rates beginning in 1997, WCNY believes it has competitive arrangements with hospitals in its network. Also, effective January 1, 1997, WCNY began making payments to state-administered funding pools to finance hospital bad debt and charity care, graduate medical education and other state programs under HCRA. Previously, bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. Pursuant to HCRA, WCNY has negotiated adjustments to rates paid to certain hospitals in New
York to reflect elimination of these surcharges. There can be no assurance that WCNY will reach agreement on these adjustments with all contracted hospitals in New York.

     RECENT CONNECTICUT STATE LEGISLATION

     New Connecticut legislation pertaining to managed care organizations (the "MCO Act") became effective October 1, 1997.
With respect to providers, the MCO Act, except in limited circumstances, provides that contracts with participating providers must require that each party give at least 60 days' advance written notice to the other in order to withdraw from or terminate the agreement. The MCO Act also provides that an HMO may not threaten or take action against a participating provider in retaliation for such provider: (i) seeking expedited review by a utilization review company; or (ii) assisting an enrollee during an enrollee's appeals process. An HMO may neither prohibit a participating provider from disclosing to an enrollee the method of compensation the HMO utilizes, nor prohit a participating provider from discussing with an enrollee any treatment options and service available in or out of network, including experimental treatments.

     With respect to HMO members, the MCO Act requires HMOs to have an internal grievance procedure permitting enrollees to seek a review of any grievance that may arise from an HMO's action or inaction, excluding an action or inaction based on utilization review. The MCO Act and implementing regulations also created an external appeals process. Enrollees who exhaust their appeals with the HMO or the utilization review company may file an external appeal with the Connecticut Insurance Department. The external appeals are conducted by an external appeals entity which may accept the grievance for full review. If the grievance receives full review, the Insurance Commissioner shall accept the decision of the external appeals entity, and the decision is binding. External review does not apply to Medicaid, Medicare or Medicare Risk health plans.

     The MCO Act also requires an HMO to comply with the federal
Health Insurance Portability and Accountability Act of 1996
("HIPAA").

     The MCO Act further requires that benefit policies provide that members receive benefits for biologically-based mental or nervous conditions that are at least equal to coverage for any other medical or surgical conditions. Other Connecticut state legislation enacted in 1997 requires HMOs to cover the following:

     (i) a 48 hour minimum inpatient stay following a mastectomy or lymph node dissection or a longer stay as determined by the patient's physician, which procedure may not be required to be done on an outpatient basis:

     (ii) reasonable costs for breast reconstruction after a mastectomy;

     (iii)laboratory and diagnostic test for all types of diabetes, as well as medically necessary coverage for specified types of diabetes; and

     (iv) specified prescription foods for inherited metabolic disease in certain situations.

     Other legislation was enacted to prohibit HMOs in certain instances from refusing to insure or continue to insure, or limiting the amount, extent or kind of coverage available to an individual, or from charging a different rate for the same coverage because of genetic information. Genetic information indicating a predisposition to a disease or condition may not be deemed a preexisting condition, absent a diagnosis of such disease or condition based on other medical information. In addition, legislation enacted prohibits an HMO from refusing to insure or continue to insure, or limiting the amount, extent or kind of coverage available to an individual or from charging a different rate for the same coverage because such person is a victim of domestic violence.

     FEDERAL REGULATION

     The WellCare HMOs are not federally qualified and neither they nor WellCare's managed health care operations currently are subject to federal regulation other than those operations relating to Medicaid and Medicare products and as otherwise described below.

     WCNY's Full Risk Medicare product is subject to regulation by HCFA. A qualification for a Full Risk Medicare contract is that not more than 50% of the HMO's enrollees be Medicare beneficiaries. Regulations also cover, among other things, quality of care, limitations on enrollment and compliance with requirements established by peer review organizations contracting with HCFA.

     WCNY's Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program. The New York State Department of Health is responsible for oversight of WCNY's compliance with such regulations.

     In 1998, there are a number of proposals under consideration by both state and federal officials to further regulate programs and adjust payments for Medicaid and Medicare enrollees in managed care, which may have a material effect on the Company's expansion program.

     Medicare+Choice (Part C) Legislation and the Balanced Budget
Act of 1997 will impact current Risk contractors. Medicare beneficiaries will have more options for health care coverage
(PSO, PPO, MSAs), and HCFA will undertake an educational effort paid for by Medicare managed care plans. Another major impact will be the changes to the rate methodology, and new time frames for submitting rate and benefit filings. HCFA continues to develop the transitional rules for current contractors.

RECENT FEDERAL LEGISLATION

     The Health Insurance Portability and Accountability Act of
1996 (HIPAA) required that states enact laws by July 1, 1997 to implement the requirements of HIPAA. As stated above, both New
York and Connecticut enacted such laws.

     Effective January 1, 1998, The Mental Health Parity Act of
1996 requires parity in annual and lifetime limits for medical/surgical services and "mental health services." This bill's provisions apply to insured and self-insured products, including products of HMOs, that offer coverage to employer groups with 50 or more employees.

EXECUTIVE OFFICERS:

     Name               Age  Position
     ----               ---  --------

     Joseph R. Papa     54   President, Chief Executive
                             Officer and Chief Operating
                             Officer

     John E. Ott, M.D.  61   Executive Vice President and
                             Director

     Howard B. Lorch    46   Vice President and Chief
                             Financial Officer
     Mary Lee
       Campbell-Wisely  49   Executive Director

     Jack Sizer, M.D.   59   Medical Director

     Adele Reiter, Esq. 44   Vice President, Legal and Governmental Affairs

     Thomas Curtin      35   Vice President of Sales and Marketing


     JOSEPH R. PAPA, age 54, has been Chief Executive Officer of the Company since August 1997, a director since June 1997, and also President and Chief Operating Officer since September 1996.
From 1989 to 1996, Mr. Papa was President of Healthcare Resources
International, Inc. a managed care consulting company he founded.
From 1986 to 1989, Mr. Papa was President and Chief Operating
Officer of Healthways, Inc., an individual practice association model health maintenance organization licensed in the State of New
Jersey and then a wholly-owned subsidiary of Healthways Systems, Inc., a publicly-traded company that was sold to Aetna Life
Insurance Company, a wholly-owned subsidiary of Aetna Life and Casualty Company. Mr. Papa earned his C.P.A. after receiving a B.S. in Accounting at St. Joseph's University in 1965.

     JOHN E. OTT, M.D., age 61, has been Executive Vice President of the Company since June 1996 and a director since October 1995.
Dr. Ott is the former Chief Executive Officer of The George
Washington University Health Plan, and from 1977 to 1996 was a
Professor in Health Care Sciences, Health Services Management and
Policy and Pediatrics at George Washington University, having retired in 1996 as Emeritus Professor. He is a board certified in Pediatrics and Medical Toxicology. Dr. Ott received his B.S. and
M.D. degrees at the University of Pittsburgh, and completed a pediatric residency and fellowship in clinical genetics and biophysics at the University of Colorado Medical Center.

     HOWARD B. LORCH, age 46, has been the Vice President and
Chief Financial Officer of the Company since April 1997. Mr. Lorch is a C.P.A. and was formerly a tax and insurance industry Partner with Deloitte & Touche, LLP. where he was employed for more than twenty-two years, the last eleven years as a Partner. He received his B.A. in Economics from Yeshiva University, in June 1973 and his M.B.A. in Finance and Accounting from Columbia University
Graduate School of Business in January, 1975.

     MARY LEE CAMPBELL-WISLEY, age 49, has been Executive
Director of WellCare of New York, Inc. since January 1997.  Ms.
Campbell-Wisley joined WellCare from Mercy Health System of
Western New York where, since 1995, she had been Executive
Director of the Physician Hospital Organization, overseeing three hospitals and 500 physicians. Ms. Campbell-Wisley had been associated with Blue Cross and Blue Shield of Western New York,
Inc., from 1991 to 1995, as Executive Director of Community Blue, a 200,000-member HMO.

     JACK SIZER, M.D., age 59, has been Chief Medical Officer for
The WellCare Management Group, Inc. since 1997 and also Chief
Medical Officer for WellCare of Connecticut, Inc. since 1996.  Dr.
Sizer joined WellCare from Care Advantage, Inc., where he was the Medical Director. Dr. Sizer is a graduate of Ohio State
University Medical School.

     ADELE REITER, ESQ., age 44, joined the Company in April
1995, as part-time in-house legal counsel. She became full-time in-house legal counsel in August 1996, and was appointed as a Vice
President in July 1997 and in March 1998 assumed to additional duties of Vice President of Legal and Governmental Affairs. Ms.
Reiter was employed by a Kingston, New York, cardiology medical practice and served on the Board of Directors for several local non-profit organizations. Ms. Reiter received her B.A. from State
University of New York at Stony Brook in 1973 and a Juris Doctor from Temple University School of Law in May 1976.

     THOMAS CURTIN, age 35, has been the Vice President of Marketing for The WellCare Management Group, Inc. since October,
1997. Previously, for the last twelve years, Mr. Curtin has been involved in sales management in the managed care industry. Prior to WellCare, he was with from Cigna Health Care (January 1997 -
September 1997), HealthSource (September 1994 - December 1996), and Blue Cross and Blue Shield of Massachusetts (1992 - September
1994). He is a graduate of St. Anselm College with a BA in Business and Ecomonics.


ITEM 2.   PROPERTIES

     WellCare's executive offices had been located in two adjacent buildings, Park West I and Park West II, at Hurley Avenue in Kingston, New York, which provide approximately 38,600 square feet of office space. In 1997, The Company consolidated its executive offices into Park West I, which is approximately 27,000 square feet. Park West II is currently being used for storage.
The Company also owns four other buildings through its wholly-owned subsidiary, WellCare Development, Inc. Three of the buildings are located in Kingston and, combined, provide approximately 40,000 square feet of office space utilized by the Company's communication, information and member service divisions.
The fourth building is located in Saugerties, New York and provides approximately 10,000 square feet of office suites that are leased to three unrelated health care providers and a medical laboratory at annual rental incomes of approximately $111,500, $31,800, $30,600 and $9,700, respectively.

     In addition to the buildings owned, the Company leases the following properties for WCNY: approximately 14,100 square feet in Newburgh, New York, 1,800 square feet in Albany, New York, 750 square feet in Nyack, New York, 1,250 square feet in Binghamton, New York, 2,100 square feet in Kingston, New York and 10,000 square feet in New York, New York, at an annual expenses of approximately $330,000, $34,000, $47,300, $16,000, $32,600 and
$206,300, respectively.  The New York City lease expires March 31,
1998. In turn, the Company subleases roughly 4,100 square feet in Newburgh, New York and the 2,100 square feet in Kingston, New
York, to unrelated health care providers at annual rental incomes of approximately $109,900 and $32,600, respectively.

     In anticipation of the expiration of its New York City lease, the Company, leased 10,000 square feet in Tarrytown, New
York, at an annual rental of $191,500, effective March 1998, and consolidated its New York City and Nyack, New York operations.

     The Company also leases 5,000 square feet of office space in North Haven, Connecticut, for WCCT, at an annual rental expense of approximately $70,500.

     The Company believes its available space is adequate for its current and future needs.


ITEM 3.     LEGAL PROCEEDINGS

CLASS ACTION SECURITIES LITIGATION

     Between April and June 1996, the Company, its former
President and Chief Executive Officer, and its former Vice
President of Finance and Chief Financial Officer were named as defendants in twelve separate actions filed in Federal Court (the
"Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendant's violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

     In July 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of
New York, and an amended consolidating complaint (the "Complaint") was served in August 1996. The Complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. In October 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum
Decision and Order (the "Order"), entered in April 1997, the court
(i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants.
Because the Order did not specifically address the Company's motion to dismiss, in May 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defense to the Complaint. In
September 1997, the plaintiff's class was certified and the parties are currently actively engaged in the discovery process of the litigation.

     Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. To date, the Company has indemnified both former officers who are defendants for costs incurred in defending the Securities
Litigations. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

OTHER MATTERS

     The Company and certain of it subsidiaries, including WCNY, have responded to subpoenas issued in April and August 1997 from the United States District Court for the Northern District of New
York through the office of the United States Attorney for that District. These subpoenas sought the production of various documents concerning financial and accounting systems, corporate records, press releases and other external communications. While the United States Attorney has not disclosed the purpose of its inquiry, the Company has reason to believe that neither its current management nor its current directors are subjects or targets of the investigation. The Company has informed the government that it will continue to cooperate fully in any was that it can in connection with the ongoing investigation.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                        PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on The Nasdaq Small
Cap market, under the symbol "WELL", effective October 30, 1997.
Previously, the Common Stock had been listed on the Nasdaq
National Market. The following table sets forth the closing high and low sale prices for the Common Stock for each quarter of the last two calendar years. There is no trading market for the Company's Class A Common Stock.

                              HIGH      LOW
                              ----      ---
1996
----

First Quarter                 $ 29      $ 15

Second Quarter                  18 3/4     7 3/4

Third Quarter                   12 1/4     7 1/2

Fourth Quarter                  11 3/4     7 1/4


1997
----

First Quarter                   10 5/8     6 1/2

Second Quarter                   8 7/8     3 7/8

Third Quarter                    6 7/8     2 5/8

Fourth Quarter                   5 15/16   1 3/8


     On March 5, 1998, there were approximately 5,308,217 and
1,004,025 holders of record of the Company's Common Stock and Class A Common Stock, respectively, which did not include beneficial owners of shares registered in nominee or street name.

     WellCare has not paid cash dividends on its capital stock and does not anticipate paying any cash dividends on its Common
Stock or Class A Common Stock in the foreseeable future (See
"Business - Government Regulation" for restrictions on the payment of dividends by the WellCare HMOs, wholly-owned subsidiaries of the Company).


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein. The selected financial data in the table as of December
31, 1997 and 1996, and for the periods ended December 31, 1997, 1996 and 1995 are derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche, LLP, independent auditors, indicated in their report included elsewhere in this Form 10-K.
The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern. (See "Financial Statements").

Statement of Operations Data:
(in thousands, except per share data)


                                   Year Ended December 31,
                          ----------------------------------------------
                           1997     1996      1995       1994   1993(1)
                          -----    -----     -----      -----  -------

Revenue:
 Premiums earned          $142,115 $157,156 $144,518 $120,411  $72,905
 Interest and other income   1,75     3,930    8,031    2,171    3,417
                          -------- -------- -------- --------  -------

Total revenue              143,870  161,086  152,549  122,582   76,322
                          -------- -------- -------- --------  -------
Expenses:
 Medical expenses          126,251  135,957  115,560   98,411   58,471
 General and administrative
   expenses                 34,485   39,334   30,279   15,599    9,641
 Depreciation and
   amortization expenses     3,624    3,254    2,292    1,611      761
 Interest and other expenses 1,652    2,361    1,629    1,099    1,331
                          -------- -------- --------  --------  -------

Total expenses             166,012  180,906  149,760  116,720   70,204
                          -------- --------  ------- --------  -------

(Loss)/income before
 income taxes and
 change in
 accounting principle      (22,142)  (19,820)  2,789    5,862    6,118
(Benefit)/provision for
 income taxes (2)               --    (8,038)  1,116    2,403    2,533
                          --------  --------- ------ --------  -------
(Loss)/income before
 change in accounting
 principle                 (22,142)  (11,782)  1,673    3,459    3,585
Change in accounting
  principle (3)                 --        --      --       --    1,063
                          -------- -------- -------- --------  -------

Net (Loss)/income         $(22,142)$(11,782) $  1,673 $  3,459  $ 4,648
                          ======== ========  ======== ========  =======


                                   Year Ended December 31,
                          ----------------------------------------------
                           1997     1996    1995    1994   1993(1)
                           -----    -----   -----   -----  -------

(Loss)/earnings per share:
 Basic:
  (Loss)/income before
    change in accounting
    principle             $ (3.52) $(1.87) $0.27   $0.56  $0.72
   Change in accounting
    principle (3)              --      --     --      --   0.21
                          -------  ------  -----   -----  -----
   Net (Loss)/income      $ (3.52) $(1.87) $0.27   $0.56  $0.93
                          =======  ======  =====   =====  =====


Weighted average shares
  of Common Stock
  outstanding               6,299   6,296  6,250    6,224  4,995
------------------------

 Diluted:
  (Loss)/income before
    change in accounting
    principle             $ (3.52) $(1.87) $0.26    $0.54  $0.71
   Change in accounting
    principle (3)              --      --     --      --   0.21
                          -------  ------  -----   -----  -----
   Net (Loss)/income      $ (3.52) $(1.87) $0.26  $0.54  $0.92
                          =======  ======  ======  =====  =====

   Weighted average shares
   of Common Stock and
   Common Stock equivalents
   outstanding               (5)      (5)  6,396   6,354  5,025
------------------------

Balance Sheet Data:
(in thousands)                          December 31,
                          ----------------------------------------------
                           1997        1996    1995    1994   1993
                          -----        -----   -----   -----  -----

Working capital/
  (deficiency)            $(5,115)    $11,172  $12,733 $ 4,776 $ 9,582
Total assets               52,538      71,340   72,011  57,793  49,947
Long-term debt             25,852      26,467   19,209   6,336   5,982
Total liabilities          54,389      51,066   40,207  28,486  23,850
(Deficiency in assets)/
 Shareholders' equity (4)  (1,851)(4)  20,274   31,804  29,307   26,097
------------------------
(1)  During 1993, the Company acquired Mid-Hudson Health Plan, Inc.
(2)  Continuing operating losses during 1997 resulted in additional deferred tax benefits of approximately $7.8 million.  Although management believes that profitable operations will be achieved in 1998, the Company has provided a 100% valuation allowance with respect to these additional deferred tax assets in view of their size and length of the expected recoupment period. (See Note 13 of Notes to Consolidated Financial
     Statements).
(3)  Cumulative effect of a change in accounting principle upon the implementation of Statement of Financial Accounting Standards No. 109,
     "Accounting for Income Taxes".
(4)  In January 1998, The 1818 Fund II, L.P. agreed to convert, subject to regulatory approval, $5 million of t he Company's subordinated convertible debt into 1,250,000 shares of the Company's Common Stock.
     If this transaction had occurred in December 1997, the Company's shareholders equity would have been $3,149. (See Note 12 of Notes to
     Consolidated Financial Statements).
(5)  Weighted average shares of common stock and common stock equivalents are not shown as the effect on per share would be anti-dilutive.


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The independent auditors' report states that "the Company's recurring losses from operations, cash used in operations, deficiency in assets at December 31, 1997, and failure to maintain 100% of the contingent reserve requirement of the New York State
Department of Insurance at December 31, 1997, raise substantial doubt about its ability to continue as a going concern." (See Consolidated Financial
Statements).

     Certain statements in this Annual Report on Form 10-K are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors. The Company's results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing medical costs and other operating expenses.
A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government-imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors (including Medicare, whereby such reductions may cause providers to seek higher payments from private payors), major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and reduce or eliminate their accumulated deficits, may in the future affect the Company's ability to control its medical costs and other operating expenses. Governmental action (including downward adjustments to premium rates requested by the Company, which could result in adjusted rates lower than premium rates then in effect) or business conditions (including intensification of competition and the other factors described above) could result in premium revenues not increasing to thus offset any increases in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, suspension or termination of contracts to provide health coverage for governmental entities or other significant customers would also negatively impact the Company. Due to these factors and risks, no assurance can be given with respect to the Company's premium levels or its ability to control its medical costs.

     Legislative and regulatory proposals have been made at the federal and state government levels related to the health care system, including but not limited to limitations on managed care organizations (including benefit mandates) and reform of the Medicare and Medicaid programs. Such legislative or regulatory action could have the effect of reducing the premiums paid to the Company by governmental programs or increasing the Company's medical costs. Specifically, pending federal budgetary action could reduce the premiums payable to the Company under the Medicare program as compared to previously announced levels. The
Company is unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, the Company cannot predict the effect of such future legislation, action or regulation on the Company's business.

GENERAL OVERVIEW

     WellCare has instituted programs to increase premium revenue reduce medical expenses, and reduce general and administrative expenses. Management believes that these initiatives have had a favorable impact in 1997 on the Company's established Commercial and Medicaid programs. Unfavorable trends in the relatively-new
Medicare Program, particularly during the fourth quarter of 1997, have partially offset the improvements achieved in the commercial and Medicaid programs.

     The Company has also implemented changes that have reduced general and administrative ("G&A") expenses. Increases in certain non-operating G&A expenses, partially those related to the Securities Litigation, other governmental investigations and non-recurring severance expenses related to down-sizing and overall reductions, have partially offset the cost-savings.

     The Company also implemented full time equivalent ("FTE") staff reduction programs in 1996, 1997 and 1998 to reduce the level of general and administrative costs and bring FTE levels in line with industry ratios. FTE's were as follows:

     December 31, 1995             407
     December 31, 1996             300
     December 31, 1997             288
     March 13, 1998                227

     WellCare's principal source of revenue is premiums earned from the WellCare HMOs, while interest and other income consists of management and administrative fees, interest and investment income, reimbursements from certain third-party insurers, contributions, rental income and miscellaneous service income. Premium revenues represented 99% of the Company's total revenue for the year ended
December 31, 1997, and had grown substantially since the Company's inception through 1996 as a result of increases in both HMO membership and premium rates. Premiums revenues declined in 1997 reflecting reduced commercial HMO membership. In addition, management and administration fee income decreased significantly in 1997.

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

     The development of the claims management system that tracks claims on a current basis has been an ongoing priority of the Company. The results of operations depends in large part on the Company's ability to predict, quantify, and manage medical costs.
During 1997 the Company instituted procedures which are continually reviewed, modified and enhanced to allow it to measure and project medical costs on a timely basis. A daily inventory of hospital days and patient stays by line of business is maintained by medical management. The speed with which claims are entered into the claims inventory system has steadily improved during the year. Currently, approximately 98% of all claims received are entered and scanned to the claims system within two days of receipt. Claims are then available for examiners to either process, review and approve for payment, pend for additional information from the provider or deny.
All claims are entered into the system at charges and evaluated.

     Ongoing studies conducted during the year for the three lines of business have provided the Company with the tools to estimate the percentage of pended claims to be paid relative to submitted charges.
All claims paid, payable and pended are evaluated weekly and a projection of ultimate payables is determined. Moreover, procedures are now in place whereby the actual runoff of claims for each of the last twelve months versus the reserve for IBNR and the paid, pended, payable claims are reviewed for accuracy as compared to the original projections. This procedure is intended to allow the Company to continually estimate its unknown claims reserves ("IBNR") more effectively.

     The Company believes that the process of trending the ultimate resolution of paid, payable, and pended claims allows the Company to analyze trends and changes in payments and utilization patterns and, therefore, react to medical costs on a proactive versus a reactive basis. This weekly analysis also allows the Company to prepare detailed data for the Company's independent consulting actuaries to review the Company's IBNR estimation methodology and results.

     The Company seeks to control medical expenses through capitation arrangements with the Alliances/IPAs and with non-Alliance/IPA primary care physicians, capitation arrangements with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers.

     Effective October 1994, WCNY changed its capitation arrangements with the majority of its providers from capitating primary care physicians with attendant risk-sharing to capitating the Alliances comprised of the specialists and previously-capitated primary care physicians. In an effort to improve profitability of the Company and the Alliances, effective September 1996, WCNY entered into a letter of understanding with the Alliances to restructure the capitation arrangements. WCNY reassumed risk for certain previously capitated services, with a corresponding reduction in rates. At
December 31, 1996, WCNY capitated the Alliances for all physician services, both primary care and specialty services, on a per member per month ("PMPM") basis for each HMO member associated with an Alliance/IPA except for physician services for certain diagnostics and mental health, which are capitated through regional integrated delivery systems. This restructuring had a minimal impact on medical expenses in 1996. The Alliances/IPAs have operated at an accumulated deficit since inception but have recently instituted measures designed to reduce these deficits, and achieve profitability. The
Company has been provided unaudited financial statements which shows profitable operations in the second half of 1997. Although there is no contractual obligation, in the event of continuing losses or increasing deficit by the Alliances/IPAs, the Alliances/IPAs may request increased capitation rates from the Company. Management does not believe that such additional funding should be required and, if requested by the Alliances/IPA, does not intend to provide it.
During 1997, the Alliances/IPAs received a $4.0 million cash infusion from an unrelated third-party, which is currently considering the exercise of its option to acquire the IPA holding company.

RESULT OF OPERATIONS

     The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the years indicated:

                                 YEAR ENDED DECEMBER 31,
                              ---------------------------
                               1997     1996        1995
                              ------   ------      ------
Statement of Operations Data:

Revenue:
  Premiums earned              98.8%      97.5%     94.5%
  Interest and other income     1.2        2.5       5.5
                              -----      -----     -----
     Total revenue            100.0      100.0     100.0

Expenses:
  Hospital services            25.1       23.1      20.0
  Physician services           58.5       59.5      51.1
  Other medical services        4.2        1.7       4.5
                              -----      -----     -----
     Total medical expenses    87.8       84.3      75.6
  General and administrative   24.0       24.4      19.8
  Depreciation and
    amortization                2.5        2.0       1.5
  Interest and other expenses   1.1        1.6       1.3
                              -----      -----     -----
     Total expenses           115.4      112.3      98.2

                                  YEAR ENDED DECEMBER 31,
                              ---------------------------
                               1997      1996       1995
                             ------     ------     ------


(Loss)/income before
  income taxes               (15.4)     (12.3)       1.8
(Benefit)/provision for
  income taxes                  --       (5.0)       0.7
                              -----     -----      -----

Net (loss)/income             (15.4)%    (7.3)%      1.1%
                              =====     =====      =====
Statistical Data:
 HMO member months enrollment 901,295  1,077,774  1,046,559
 Medical loss ratio(1)           88.8%      86.5%      80.0%
 General and administrative
  ratio(2)                       24.0%      24.4%      19.8%

------------------------
(1)  Total medical expenses as a percentage of premiums earned; reflects the combined rates for commercial, Medicaid, Full Risk Medicare and Medicare supplemental members.
(2)  General and administrative expenses as a percentage of total revenue.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO
YEAR ENDED DECEMBER 31, 1996

     Premiums earned in 1997 decreased by 9.6%, or $15.1 million, to $142.1 million from $157.2 million in 1996. Commercial premium revenue decreased 29.6%, or $35.1 million, primarily because of a decrease in member months attributable to the loss in membership.
The decline in commercial membership is attributable to WellCare's more stringent application of its credit standards, pursuant to which contracts for non-paying or slow-paying groups were canceled or not renewed, as well as to customers' adverse reaction to the negative publicity received by the Company related to the restatement of its 1994 financial results. The loss of commercial membership in 1997 was also affected by WCNY's non-competitive rates relative to other companies operating within WCNY's marketplace. The rates in effect during 1996 and in the first half of 1997 caused a decline in renewing membership for 1997.
During 1997, the Company adjusted its premium rates to be competitive within the principal markets where WCNY operates. The
Company believes it is positioned to increase 1998 premium rates and remain competitive in the marketplace. Medicaid premium revenue increased 11.3%, or $3 million, primarily as a result of a 10.4% increase in member months. Medicare premium revenue increased 139.8%, or $17 million, due to a 159% increase in member months, partially offset by a reduction in average per member rates of 7.4%, or $2.3 million. Total member months decreased
16.4% in 1997 to 901,295.

     Interest and other income decreased by 53.8%, or $2.1 million, to $1.8 million in 1997. This decrease is primarily due to reductions in management fees, insurance reimbursements and interest income.

     Medical expenses decreased 7.1% or $9.7 million, to $126.3 million in 1997, from $136.0 million in 1996. There was a 11.1% increase on a PMPM basis and increase as a percentage of premiums earned (the "medical loss ratio") from 86.5% in 1996 to 88.8% in 1997. The decrease in medical expenses from 1996 is primarily due to decreased commercial membership partially offset by increases attributable to a change in product mix. Beginning in the third quarter of 1996 and throughout 1997, the Company made a major effort to improve the medical cost economics of the business.
These initiatives principally revolved around renegotiated provider contracts and an improved effort in utilization management. The shift in the percentage of member months attributable to Medicare versus commercial has also affected medical costs. Medical expenses as a percentage of premiums in the commercial and Medicaid lines of business have decreased during the quarters, however; these gains have been offset by higher than anticipated medical costs associated with the expansion of the Medicare business occurring principally in the fourth quarter of 1997.

     The 1997 medical expenses include the following accrual items: a $2.5 million charge for adverse development relating to 1996 medical claims and a $1.7 million charge for the estimated liability related to NYSID's audit of the 1993-1995 demographic pool ($1.2 million) and the 1996 demographic pool, and a $435,000 credit relating to the 1994 restatement. In the absence of such additional items, medical expenses would have been $122.5 million and the medical loss ratio would have been approximately 86.2%.
The 1996 medical expenses include the recording, as instructed by NYSID, of medical expense of (i) approximately $3.7 million relating to unpaid inpatient hospital claims and (ii) approximately $2.9 million relating to unpaid claims for the period prior to October 1994. Both of these charges represent obligations which had previously been assumed by the Alliances and for which the Company had no contractual obligation to pay. A percentage of the increase in 1996 medical expenses is also due to a restructuring of the contractual capitation arrangements with the Alliances. As a result of the 1994 prior period restatement, medical expenses in 1996 were reduced approximately $2,423,000
(See Note 2b of "Notes to Consolidated Financial Statements").
After giving pro forma effect to the impact of the aforementioned changes on 1996, medical expenses in 1996 would have been $134.8 million and the medical loss ratio would have been 85.8%.

     The decision to expand into the Medicare line of business recognized that the early stages of expansion would generate a medical loss ratio in excess of 100% until sufficient membership was achieved. As a result of the renegotiation of many provider contracts from a DRG to a per diem basis and the efforts to improve utilization management, it appeared that the third quarter medical loss ratio for Medicare would generate an adequate profit margin before G&A costs. Expected utilization improvements in the fourth quarter were based on the favorable results of the third quarter, and led management to anticipate a fourth quarter
Medicare loss ratio in the range of 90-92%. In late January and early February 1998, additional Medicare claims were received for the third quarter of 1997, beyond the time frame within which the Company had been experiencing with its commercial product. The
Company had been receiving greater than 90% of its Medicare claims within 12 weeks of the date of service. The receipt of these additional late claims beyond the 12 week period created a situation whereby the updated third quarter medical loss ratio is approximately 5% higher than originally estimated. Additionally, higher than expected fourth quarter Medicare utilization (together with the third quarter adverse development) generated medical costs approximately $2.2 million above projections.

     General and administrative ("G&A") expenses decreased 11.2%, or $4.4 million, to $34.9 million from $39.3 million in 1996 and decreased as a percent of total revenue (the "G&A ratio") to 24.0% from 24.4% in 1996. The decrease in G&A expenses is the net result of a decrease of $3.2 million in the provision for doubtful trade and other receivables; an increase of $0.3 million in advertising, promotional and communication costs; a decrease of $.9 million in payroll and labor related expenses because of reduced staffing levels; and a decrease of $1.0 million in extraordinary legal and other professional services primarily related to class action litigation. It is anticipated that legal costs will increase during the normal progression of the class action litigation.

     Depreciation and amortization increased by 11.4% or $.4 million, in 1997 due primarily to amortization of preoperational costs associated with service area and product line expansion.
Interest and other expenses decreased by 32.1%, or $.8 million, in 1997 due primarily to retirement of bank debt during the fourth quarter of 1996, and the reduction of the annual interest rate in February 1997, on the Subordinated Convertible Note.

     As previously reported in the Form 10Q for the periods ended
September 30, June 30 and March 31, 1997, the quarterly reported results were affected by: legislative actions affecting the amount of recorded Medicaid premium, the effects of estimating the
ultimate cost of New York State Demographic Pool Audit assessment for the years 1993-1995 and on 1996, adverse development reported in the 1997 quarters relating to 1996, the operating measures instituted in the third and fourth quarters to speed the
processing of claims receipts and reflect expected claim amounts within the claim payment and IBNR process, the writeoff of 1996 and prior years receivable balances and the 1997 impact of the
1994 restatement.

     The following pro-forma (unaudited) table provides supplemental information to assist the reader in evaluating the improvements in operations during 1997. The tables should be read in conjunction with the narrative in the preceding paragraphs.

                             1997 Quarters
                         ------------------------
                          1st    2nd    3rd    4th          1997
                         ----   ----   ----    ----         ----
                         (UNAUDITED)

REPORTED
--------
 Medical loss
 ratio (1)

 Commercial             110.7%  81.5%   77.8%   83.3%        89.4%
   Medicaid              98.3   57.1    77.5    61.7         70.6
   Medicare             116.3   93.8   112.1   116.8        109.9

Total                   108.9   78.5    85.0    84.3         88.8

G&A ratio (2)            26.4   18.4    25.0    26.2         24.0
Pretax margin (3)       (37.9)   0.3   (12.4)  (13.0)       (15.4)

PRO-FORMA                 (UNAUDITED)                (UNAUDITED)
---------
 Medical loss
 ratio(1)(4)

   Commercial            89.2   86.6    84.0    81.6         85.6
   Medicaid              72.1   70.0    70.1    70.6         70.7
   Medicare             113.4  111.0    98.4   108.0        107.0

Total                    88.7   87.6     84.2    84.2         86.2

G&A ratio (2)(5)         20.0   20.0     21.5    23.4         21.2
Pre-tax margin (3)      (11.4) (10.3)    (8.1)  (10.4)       (10.1)
------------------------
(1)       Total medical expenses as a percentage of premiums earned.
(2)       General and administrative expenses as a percentage at total revenue.
(3)       (Loss)/income before income taxes as a percentage of total revenue.
(4)       Adjusted to reflect medical expenses for the non-recurring effects of the medical expense adjustment described above.
(5)       Adjusted to eliminate non-operating expenses pertaining to the
          Securities Litigation, other governmental investigations,
          non-recurring severance expenses and for prior years receivable balances.

YEAR ENDED DECEMBER 31, 1996
COMPARED TO YEAR ENDED DECEMBER 31, 1995

   Premiums earned in 1996 increased 8.7%, or $12.7 million, to $157.2 million from $144.5 million in 1995. This increase was attributable to premiums generated from WCNY's Medicare Risk contract, a new product line started in October 1995, of $12.0 million; a net increase in Medicaid premiums of $6.0 million
(principally due to an increase in member months); offset by a $5.3 million reduction in commercial premiums reflecting reduced membership. The decline in commercial membership is substantially attributable to WellCare's more stringent application of its credit standards, pursuant to which contracts for non-paying or slow-paying groups were canceled or not renewed, as well as to customers' adverse reaction to the negative publicity received by the Company related to the restatement of its 1994 financial results. Although Medicaid member months increased, there was a decrease in actual Medicaid membership at December 31, 1996 from December 31, 1995. The decline in Medicaid membership is attributable to the ban on direct enrollment of Medicaid eligibles by any managed care plans from August 1995 through August 1996 in New York City, thereby not offsetting normal Medicaid disenrollments or permitting growth in enrollment during that period, as well as a statewide decrease in the number of individuals eligible for Medicaid which has caused a decrease in the total number of Medicaid eligibles in all managed care organizations. Total member months increased 3% in 1996 to 1,077,774.

   Interest and other income decreased 51.0%, or $8.3 million, to $4.1 million in 1996 due to decreases in WellCare University revenues, management fees, third-party and insurance reimbursements.

   Medical expenses increased 17.7%, or $20.4 million, to $136.0 million in 1996 representing a 14.2% increase on a per member per month basis, and increased medical loss ratio from 80.0% in 1995 to 86.5% in 1996. The increase in the medical loss ratio is due, in large part, to the Company agreeing to record a one-time additional liability in the second quarter of 1996 of approximately $3.7 million resulting from assuming the cost of hospital inpatient care for members, the cost of which had previously been assumed by the Alliances and to the recording of medical expenses of approximately $2.9 million relating to unpaid claims for the period prior to October 1, 1994 (classified as physician services). Both of the aforementioned medical expenses were recorded by WCNY at the instruction of NYSID. Both of these changes represent obligations which had previously been assumed by the Alliances and for which the Company had no contractual obligation to pay. A percentage of the increase in medical expenses is also due to a restructuring of the contractual capitation arrangements with the Alliances. As a result of a prior period restatements, medical expenses in 1996 were reduced approximately $2,423,000 (See Note 2b of "Notes to Consolidated
Financial Statements").

   G&A expenses increased 29.9%, or $9.1 million, to $39.3 million in 1996, and the G&A ratio increased to 24.4% in 1996 from 19.8% in 1995. The increase in G&A expenses resulted primarily from increased salaries and benefits of approximately $2.5 million for severance payments, addition of senior management at higher annual compensation levels, and service and product line expansion, an increase of approximately $2.4 million in reserves established for trade accounts receivables and notes and other receivables (including valuation reserves relating to obligations of the buyer of the assets of WellCare Medical Management, Inc.
(See Note 4 of "Notes to Consolidated Financial Statements"), an increase of approximately $2.3 million in unusual legal costs and other professional and outside services specifically relating to the class action litigation, and an increase of $1.5 million related to marketing and consulting costs.

   Depreciation and amortization increased by approximately
$962,000 to $3.3 million in 1996 as a result of amortization of preoperational costs associated with service area and product line expansions.

LIQUIDITY AND CAPITAL RESOURCES

   In January, 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002, with The 1818 Fund
II, L.P., a private equity fund managed by Brown Brothers Harriman
& Co. The Company utilized a part of the net proceeds of this private placement to retire a portion of its debt. The Note, was amended in February 1997, and subsequently in January 1998, and is convertible into shares of WellCare Common Stock. In January
1998, the Fund agreed to convert $5 million of the Note into 1,250,000 shares of common stock of the Company at a conversion price of $4 per share, subject to the anti-dilution adjustment.
The conversion requires approval by the New York State Department of Health, which the Company anticipates receiving in the near future. The Note initially accrued interest at 6.0% per annum, amended to 5.5% per annum in 1997 and amended to 8% per annum in 1998. The conversion price after the 1998 amendment is $8 per share for the remaining $15 million debt, and the mandatory redemption percentage is 150%. The Company will also have the right to purchase one half of the shares of the Common Stock and the debt held by the Fund, for $12 million plus accrued interest, if consolidated earnings before taxes are positive for either the second or third quarter of 1998. This right is exercisable after filing the relevant Form 10Q, and prior to December 31, 1998 (See
Note 12 of "Notes to Consolidated Financial Statements").

   The Company's requirements for working capital are principally to meet current obligations, fund geographic and product expansion for HMO operations, maintain necessary regulatory reserves, and marketing and product expansion.

   Net cash used by operating activities was approximately $4.8 million in 1997 compared to $4.1 million in 1996. The use of cash in 1997 is principally to fund the cash operating loss of $18.4 million, reduced principally by the cash provided from a $6.9 million decrease in taxes receivable, a reduction in accounts, notes and other receivables of approximately $3.2 million, an increase in payables of $2.6 million and a reduction in restricted cash of $.9 million. The decrease in tax receivables reflects primarily the collection in 1997 of the 1996 income tax refund which resulted from carrying back the 1996 tax operating loss against prior years' income. The Company also realized $.8 million from the sale of investments. Cash used for capital expenditures in 1997 was approximately $.3 million used primarily for expanding and upgrading the Company's information systems.

   Recent legislation by New York State ("Prompt Pay" legislation) requires HMOs, effective with claims submitted for services provided after January 22, 1998, to pay undisputed
("clean") claims within 45 days of date of receipt. The Company believes it has been and continues to be in compliance with this rule. It is too early to determine if the prompt pay rule will require the Company to accelerate the payment pattern of its claims.

   New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At
December 31, 1997, WellCare had required cash reserves of $5.8 million and a contingent reserve of $6.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

   NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a
Section 1307 loan in March 1998, which has brought WCNY's December
31, 1997, statutory net worth above the permitted 50% contingent reserve requirement. WCNY has been operating within the 50% discretionary contingent reserve requirement during 1997 with the full knowledge of NYSID. In June 1997 and November 1997, the
Company loaned $3.1 and $1.3 million, respectively to WCNY under the provisions of Section 1307. Management has had ongoing discussions and meetings with NYSID and has updated NYSID of the Company's plans to obtain additional funds during 1998, which the Company's Board has authorized to be contributed, as needed, to WCNY's capital. Management expects that WCNY's 1998 budgeted return to profitability, together with the capital contribution and additional Section 1307 loans, if required, will fully fund the contingent reserve requirement in 1998.

   In January 1997, WCNY received the final report on its biennial statutory examination for the years ended December 31, 1994 and 1995 from NYSID. In 1996, during the course of the audit, the Company had recorded two non-recurring medical charges
(See Note 2d of "Notes to Consolidated Financial Statements") based on the interim findings and instructions of NYSID.
Additionally, the examiners determined that WCNY was not in compliance with all pertinent New York State regulation sections relating to WCNY's underwriting and rating procedures and referred the matter to NYSID's Office of General Counsel for disciplinary action. In December 1997, WCNY entered into a Stipulation
Agreement whereby it agreed to pay a penalty of $91,000 and to correct past violations. An additional penalty of $66,000 may be assessed if NYSID, subsequently determines that WCNY has not made a good faith effort to recoup undercharges from incorrectly rated groups.

   As a result of the examination, WCNY's statutory net worth at December 31, 1995, was deficient by approximately $1.1 million.
In March 1996, the Company made a capital contribution of $3 million to WCNY, and in October 1996, the Company loaned WCNY $3 million under the provisions of Section 1307 of the New York State
Insurance Law. Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of the free and divisible surplus, subject to the prior approval of the Superintendent of Insurance of the State of New York. These two cash infusions more than offset the examination's adjustment to WCNY's net worth.

   In June and November 1997, the Company made capital contributions of $350,000 and $425,000 to WCCT to bring its statutory net worth to the required $1 million. The Company, on March 2, 1998, made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement.

   At December 31, 1997, the Company had a working capital deficiency of $5.1 million, excluding the $5.8 million cash reserve required by New York State which is classified as a non-current asset, compared to working capital of $11.2 million, excluding the $6.7 million cash reserve, at December 31, 1996; the decrease in working capital is attributable primarily to the cash operating loss incurred by the Company during 1997. The Company intends to finance its current and future operations from the positive cash flow from its projected return to profitability in 1998 via increased membership, rate increases and further reductions in medical and general and administrative expenses.
The Company is also aggressively pursuing balances due from commercial customers in accordance with contractual stipulations to more closely match the collection of premium with the payment of provider capitation fees and fees for service. A significant portion of premiums receivable are due from governmental agencies relating to the Medicaid program, some of which relate to 1996 and the early part of 1997. Approximately $650,000 was collected in March 1998, and the remainder is anticipated to be collected in the second quarter of 1998. The collection of these balances will have a positive effect on the Company's cash flow. Additionally, cash is expected from the proceeds upon the anticipated exercise of the Investor's option to merge with the Buyer, as discussed in
Note 4 of "Notes to Consolidated Financial Statements".
Management believes that the Company will have sufficient funds available from the above sources to maintain its planned level of operations and programs for 1998.

   In March 1998, the Company engaged Bear, Stearns & Co. Inc., to assist the Company in exploring its strategic opportunities.
This could include joint venture, merger or sale of all or a portion of the Company.

   In January 1997, the Company had executed a renegotiated $6.0 million line-of-credit with Key Bank of New York, which was to expire on May 31, 1998. There were no borrowings under this line-of-credit and, in May 1997, both parties mutually agreed to terminate the line-of-credit. In December 1996, the Company had repaid the outstanding
$3.1 million on the previous line-of-credit. At December 31, 1996, the Company was in technical default of certain financial covenants even though there were no borrowings outstanding on the line-of-credit. Key Bank granted the Company a waiver of these financial covenants for the period ended December 31, 1996 and as of that date. (See Note 11 of "Notes to Consolidated Financial Statements.")

   At December 31, 1997, the Company had total mortgage indebtedness of $6.2 million outstanding on four of its office buildings, of which approximately $780,000 is due February 1, 1999, approximately $4.3 million is due on January 1, 2000, approximately $795,000 is due on March 1, 2000 and approximately
$325,000 is due on March 1, 2001.

   Between April and June 1996, the Company, its former
President and Chief Executive Officer, and its former Vice
President of Finance and Chief Financial Officer were named as defendants in twelve separate actions filed in Federal Court (the
"Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendant's violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition. See Part
I, Item 3, Legal Proceedings for additional detail.

   Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. To date, the Company has indemnified both former officers who are defendants for costs incurred in defending the Securities
Litigations. The Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

   The amount of legal fees incurred with respect to the defense of the former President and Chief Executive Officer and Chief
Financial Officer in the Securities Litigations, and included in G&A expenses, is as follows:

          1996      1997      Total
          ----      ----      -----
           (in thousands)

CEO       $360      $163      $523
CFO        159       190       349
          ----      ----      ----
          $519      $353      $872
          ====      ====      ====

SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

     In June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WellCare Medical
Management, Inc. ("WCMM") which was engaged in managing physician practices, and then sold the assets of WCMM for cash of $.6 million and a note receivable of $5.1 million. The buyer (the
"Buyer") which had been newly formed, is in the business of managing medical practices and providing related consultative services and had entered into agreements to manage the Alliances
(See Notes 1a and 18a of "Notes to Consolidated Financial
Statements"). The Company also had received a five-year option to acquire the Buyer, which option was canceled in 1996. The note receivable bears interest at a rate equal to prime plus 2% (10.5% at December 31, 1997) with interest payable monthly through July
31, 2000 and, thereafter, principal and interest monthly through July 31, 2000. The Buyer has paid only interest through January
1996.

     Subsequently, the Company also advanced $3.4 million to the Buyer ($.6 million in 1997, $2.1 million in 1996 and $.7 million in 1995) for operating expenses and unpaid interest, which obligations are documented by notes of $215,000 and $2.1 million and interest receivable of $1.1 million. The note for $215,000, which is dated February 26, 1996, bears interest at a rate equal to prime plus 2% (10.5% at December 31, 1997) and was due December
31, 1996. No payments of principal have been made, nor payments of interest beyond May 1996.

     In view of the Buyer's operating losses and advances to the Alliances, the Company had obtained from certain of the Buyer's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. In April 1997, the Company's Board of Directors agreed to release these guarantees and related collateral pledged by the guarantors to secure the guarantees in exchange for the Buyer's stock options that such guarantors originally received from the Buyer and a release from the guarantors for any potential claims against WellCare associated with the transactions. In view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and the Buyer's default on the payments of the notes, the Company fully reserved in 1995 the original $5.1 million note receivable, plus the $.7 million advanced in 1995. In 1996, the Company established an additional net reserve of $1.9 million for the $215,000 note, interest accrued on the notes, and advances receivable, net of the deferred gain of $144,00 on the original sale. In 1997, the Company established a reserve of $.8 million for 1997 accrued interest not paid by the Buyer and for advances made in 1997.

     In February 1997, the Buyer executed the promissory note for $2.1 million, bearing interest at the rate of prime plus 2% (10.5%
at December 31, 1997), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below (no interest has been paid on this obligation).
Subsequently, in February 1997, the Buyer entered into an Option
Agreement with a potential investor (the "Investor"), whereby the Investor loaned the Buyer $4,000,000 and received an option to merge with the Buyer, exercisable through June 30, 1998.
Concurrently, WellCare entered into an agreement with the Buyer whereby WellCare agreed to forbear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the Common Stock of the company resulting from the merger of the Investor and the Buyer.

     If the Investor merges with the Buyer, the $2.1 million note would be payable immediately, and the Company would have a 43% equity interest in the company resulting from the merger of the Investor and the Buyer. At the earlier of the Buyer relinquishing its option to merge (which would include expiration of the option) or March 14, 1999, the forbearance will be rescinded and the original payment terms of the $5.1 million note reinstated. The
Buyer would be obligated to continue paying monthly interest on the $2.1 million note, with principal payments over a thirty-six month period to commence upon rescission of the forbearance. The
Buyer has not made any of the interest payments due under the $2.1 million note. The notes are subordinated to the Investor's security interests.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See Index to Financial Statements and Schedules elsewhere herein.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10 through 13 is incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 1997. Also see "Item 1 - Business - Executive
Officers" with respect to certain information required by Item 10.

                        PART IV


ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

I.   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

A.   Financial Statements
     Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 1997 and 1996
     Consolidated Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995
     Consolidated Statements of Shareholders' Equity for the
       years ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

B.   Schedules
     Schedule I - Condensed Financial Information of Registrant
     Schedule II - Valuation and Qualifying Accounts

C.   Exhibits Required by Item 601 of Regulation S-K
     See Index to Exhibits

II.  REPORTS ON FORM 8-K.

     None

III. EXHIBITS

     See Index to Exhibits

                       SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                         The WellCare Management Group, Inc.

                           By:  /s/ Joseph R. Papa
                                ------------------
                                Joseph R. Papa
                                President, Chief Executive Officer
                                and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and, in the capacities indicated on March
31, 1998.

Signature                Title
---------                -----

/s/ Robert W. Morey             Chairman of the Board
------------------------
Robert W. Morey


/s/ Joseph R. Papa              Director, President, Chief Executive
------------------------        Officer and Chief Operating Officer
Joseph R. Papa                  (Principal Executive Officer)


/s/ Howard B. Lorch             Vice President and Chief Financial
------------------------        Officer, Corporate Secretary
Howard B. Lorch                 (Principal Financial and
                                Accounting Officer)


/s/ Charles E. Crew             Director
------------------------
Charles E. Crew, Jr.


/s/ Mark D. Dean, D.D.S.        Director
------------------------
Mark D. Dean, D.D.S.


/s/ John E. Ott, M.D.           Director
------------------------
John E. Ott, M.D.


                                Director
------------------------
Walter W. Grist


                                Director
------------------------
Lawrence C. Tucker


       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS
 OF THE COMPANY:                                            PAGE


Report of Deloitte & Touche LLP, Independent Auditors        47


Consolidated Balance Sheets as of December 31, 1997
 and 1996                                                    48


Consolidated Statements of Operations for the years
 ended December 31, 1997, 1996 and 1995                      50


Consolidated Statements of Shareholders' Equity for
 the years ended December 31, 1997, 1996 and 1995            51


Consolidated Statements of Cash Flows for the years
 ended December 31, 1997, 1996 and 1995                      55


Notes to Consolidated Financial Statements                   57


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The WellCare Management Group, Inc.
Kingston, New York


We have audited the accompanying consolidated balance sheets of The WellCare Management Group, Inc. and subsidiaries (the
"Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14.
These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying 1997 consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Notes 1m and 19 to the consolidated financial statements, the Company's recurring losses from operations, cash used in operations, deficiency in assets at December 31, 1997, and failure to maintain
100% of the contingent reserve requirement of the New York State
Department of Insurance at December 31, 1997 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 1m and 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
New York, New York
March 31, 1998

       THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                          December 31,    December 31,
                                              1997            1996
                                          -----------     -----------
ASSETS
CURRENT ASSETS:
 Cash and equivalents                        $  3,368     $  7,869
 Short-term investments -
  available for sale                              103          919
 Accounts receivable (net of
  allowance for doubtful
  accounts of $2,422 in 1997
  and $1,902 in 1996)                           6,802        8,133
 Notes receivable (net of
  allowance for doubtful
  accounts of $5,441 in 1997
  and $2,032 in 1996)                             679          351
 Advances to participating providers            2,860        2,320
 Other receivables (net of allowance
  for doubtful accounts of $1,137 in
   1997 and $4,995 in 1996)                     4,873        4,874
 Taxes receivable                                 284        6,969
 Deferred tax asset                             3,927        3,932
 Prepaid expenses and other
  current assets                                  522          400
                                            ----------    ---------

 TOTAL CURRENT ASSETS                          23,418       35,767

PROPERTY AND EQUIPMENT (net of
 accumulated depreciation and
 amortization of $6,528 in 1997
 and $5,157 in 1996)                           11,094       12,261

OTHER ASSETS:
 Restricted cash                                5,771        6,667
 Notes receivable (net of
  allowance for doubtful accounts
  of $2,655 in 1997 and $3,313 in
  1996)                                           122        1,104
 Preoperational costs (net of
  accumulated amortization of
  $2,562 in 1997 and $1,237 in 1996)            1,440        2,764
 Other non-current assets (net of
  allowance for doubtful accounts
  of $1,133 in 1997 and $1,516 in 1996
  and accumulated amortization of
  $869 in 1997 and $585 in 1996)                3,302        4,749
 Goodwill (net of accumulated
  amortization of $2,339 in 1997
  and $1,702 in 1996)                           7,391        8,028
                                             ----------    ---------

 TOTAL                                       $ 52,538     $ 71,340
                                             =========    =========

                                            December 31,  December 31,
                                                1997         1996
                                            ------------  ------------
LIABILITIES AND (DEFICIENCY ASSETS)/
 SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt           $    618     $    702
 Medical costs payable                         16,199       15,965
 New York State demographic pool                1,122           --
 Accounts payable                               1,188        1,002
 Accrued expenses and other                     3,722        2,678
 Unearned income                                5,684        4,248
                                              ----------   ---------

 TOTAL CURRENT LIABILITIES                     28,533       24,595

LONG-TERM LIABILITIES:
 Long-term debt                                25,852       26,467
 Other liabilities                                  4            4
                                              --------     ---------

 TOTAL LIABILITIES                              54,389      51,066
                                              ----------   ---------

COMMITMENTS AND CONTINGENCIES                                   --

(DEFICIENCY IN ASSETS)/
SHAREHOLDERS' EQUITY:
 Class A Common Stock ($.01 par
  value; 1,199,015 and 1,484,482
  shares authorized; 1,084,025
  and 1,369,492 shares issued and
  outstanding at December 31,
  1997 and 1996, respectively)                     11           14
 Common Stock ($.01 par value;
  20,000,000 shares authorized,
  5,228,217 and 4,942,750 shares
  issued at December 31, 1997 and
  1996, respectively)                              52           49
 Additional paid-in capital                    26,624       26,624
 Accumulated deficit                          (34,987)     (12,121)
 Statutory reserve                              6,656        5,932
                                             ----------   ---------

                                               (1,644)      20,498
 Unrealized loss on
  short-term investments                           --          (11)
 Less:
  Notes receivable from shareholders                5            6
  Treasury stock (at cost; 12,850 and
   14,066 shares of Common Stock at
   December 31, 1997 and 1996,
   respectively)                                  202          207
                                             ----------   ---------

 TOTAL (DEFICIENCY IN ASSETS)/
  SHAREHOLDERS' EQUITY                         (1,851)      20,274
                                             ----------   ---------

 TOTAL                                       $ 52,538     $ 71,340
                                             ----------   ---------

   See accompanying notes to consolidated financial statements.

    THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands, except per share amounts)

                                         Years Ended December 31,
                                   --------------------------------

                                     1997      1996      1995
                                 --------  --------  --------
REVENUE:
  Premiums earned                $142,115  $157,156  $144,518
  Administrative fee income            --     1,592     2,792
  Interest and investment income    1,234     1,338       999
  Other income - net                  521     1,000     4,240
                                 --------- --------- --------

     TOTAL REVENUE                143,870   161,086   152,549

                                 --------- --------- --------
EXPENSES:
  Medical expenses                126,251   135,957   115,560
  General and
    administrative expenses        34,485    39,334    30,279
  Depreciation and
    amortization expense            3,624     3,254     2,292
  Interest expense                  1,652     2,185     1,447
  Expenses to affiliates - net         --       176       182
                                 --------- --------- ---------

     TOTAL EXPENSES               166,012   180,906   149,760
                                 --------- --------- ---------

(LOSS)/INCOME BEFORE INCOME TAXES (22,142)  (19,820)    2,789
(BENEFIT)/PROVISION FOR
   INCOME TAXES                        --    (8,038)    1,116
                                 --------- --------- ---------

NET (LOSS)/INCOME             $   (22,142) $(11,782) $  1,673
                                 ========= ========= =========

(LOSS)/EARNINGS PER SHARE -
  BASIC                       $     (3.52) $  (1.87) $   0.27
                                 ========= ========= =========
Weighted average shares of
  common stock outstanding          6,299     6,296     6,250
                                 ========= ========= =========


(LOSS)/EARNINGS PER SHARE -
  DILUTED                     $    (3.52) $   (1.87) $   0.26
                                 ========= ========= =========
Weighted average shares of common
 stock and common stock equivalents
  outstanding                      N/A       N/A         6,396
                                                     =========

See accompanying notes to consolidated financial statements.

    THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        Years Ended December 31, 1997, 1996 and 1995
                       (in thousands)

                                       (Accumulated
                          Class A           Additional  Deficit)/
                          Common    Common  Paid-in     Retained    Statutory
                          Stock     Stock   Capital     Earnings    Reserve
                          -------   ------  --------    ----------  ---------

BALANCE,
DEC 31, 1994               $16       $47   $25,861     $1,017     $2,903
Conversion of
 Class A Common
 shares to
 Common shares  (1)          1        --        --         --         --
Exercise of
 stock options              --        --       450         --         --
Issuance of
 treasury stock             --        --        60         --         --
Repayments/re-
 classification
 of shareholders'
 notes - net                --        --        --         --         --
Net change of
 valuation allow-
 ance on short-
 term investments           --        --        --         --         --
Transfer to
 statutory reserve          --        --        --     (1,457)     1,457
Net income                  --        --        --      1,673         --
                           -------   ------   --------- ---------   -------

                                     (Accumulated
                    Class A             Additional  Deficit)/
                    Common    Common    Paid-in     Retained    Statutory
                     Stock     Stock     Capital    Earnings    Reserve
                     -------   ------  ---------    ---------   -------
BALANCE,
DEC 31, 1995           15       48       26,371      1,233      4,360
Conversion of
 Class A Common
 shares to
 Common shares  (1)     1       --           --         --         --
Exercise of
 stock options         --       --          252         --         --
Issuance of
 treasury stock        --       --            1         --         --
Repayments/re-
 classification
 of shareholders'
 notes - net           --       --           --         --         --
Net change of
 valuation allow-
 ance on short-
 term investments      --       --           --         --         --
Transfer to
 statutory reserve     --       --           --     (1,572)     1,572
Net (loss)             --       --           --    (11,782)        --
                     -------  ------    --------- ---------   -------

BALANCE,
DEC 31, 1996           14       49       26,624    (12,121)     5,932
                     -------  ------    --------- ---------   -------

Conversion of
 Class A Common
 shares to
 Common shares  (3)     3       --           --       --           --
Adjustment to
 Treasury Stock        --       --           --       --           --
Repayments/re-
 classification
 of shareholders'
 notes - net           --       --           --       --           --
Net change of
 valuation allow-
 ance on short-
 term investments      --       --           --       --           --
Transfer to
 statutory reserve     --       --           --     (724)         724
Net (loss)             --       --           --  (22,142)          --
                    -------  ------    --------- ---------      -------

BALANCE,
DEC 31, 1997          $11      $52      $26,624 $(34,987)      $ 6,656
                    =======  ======    ========= =========      =======


                  Unrealized                              Total
                  (Loss)/Gain                              (Deficiency in
                       On       Notes                      Assets)/
                   Short-term   Receivable-   Treasury     Shareholders'
                   Investments  Shareholders   Stock       Equity
                   -----------  ------------  --------   ------------

BALANCE,
DEC 31, 1994          $ (104)   $ (38)   $  (395)   $  29,307
Conversion of
 Class A Common
 shares to
 Common shares            --       --          --          --
Exercise of
 stock options            --       --          --         450
Issuance of
 treasury stock           --       --         184         244
Repayments/re-
 classification
 of shareholders'
 notes - net              --       21          --          21
Net change of
 valuation allow-
 ance on short-
 term investments        109       --          --          109
Transfer to
 statutory reserve        --       --          --           --
Net income                --       --          --        1,673
                    --------     -------    --------   --------

                   Unrealized                              Total
                    (Loss)/Gain                             (Deficiency in
                       On        Notes                      Assets)/
                    Short-term   Receivable-    Treasury    Shareholders'
                    Investments  Shareholders   Stock       Equity
                    -----------  ------------   --------    ------------

BALANCE,
DEC 31, 1995              5       (17)        (211)          31,804
Conversion of
 Class A Common
 shares to
 Common shares           --        --           --               --
Exercise of
 stock options           --        --           --              252
Issuance of
 treasury stock          --        --            4                5
Repayments/re-
 classification
 of shareholders'
 notes - net             --        11           --               11
Net change of
 valuation allow-
 ance on short-
 term investments       (16)       --           --              (16)
Transfer to
 statutory reserve       --        --           --               --
Net (loss)               --        --           --          (11,782)
                   --------     --------    --------       ---------

BALANCE,
DEC 31, 1996           (11)        (6)        (207)          20,274
                   --------     --------    --------       ---------


Conversion of
 Class A Common
 shares to
 Common shares          --         --          --               --
Adjustment to
 treasury stock         --         --           5                5
Repayments/re-
 classification
 of shareholders'
 notes - net            --          1          --                1
Net change of
 valuation allow-
 ance on short-
 term investments       11         --          --               11
Transfer to
 statutory reserve      --         --          --               --
Net (loss)              --         --          --          (22,142)
                    -------     ------     -------         --------
BALANCE,
DEC 31, 1997        $   --      $  (5)     $ (202)        $ (1,851)
                    =======     ======     =======        =========


   See accompanying notes to consolidated financial statements.

    THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands)

                                   YEARS ENDED DECEMBER 31,
                              ---------------------------------

                                       1997      1996      1995
                                    --------- --------- ---------

CASH FLOWS FROM OPERATING
  ACTIVITIES:

Net (loss)/income                   $(22,142) $(11,782) $ 1,673
Adjustments to reconcile
 net (loss)/income to net cash
 (used)/ provided by operating
 activities:
  Depreciation and amortization        3,624     3,254    2,292
  Increase in deferred taxes              --    (1,711)  (1,788)
  Loss/(gain) on sale of
   assets and other                      103       (71)      57
Changes in assets and
 liabilities:
  Decrease/(increase) in accounts
   receivable - net                    1,331     5,808   (6,545)
   Increase in medical
   costs payable                         234     1,935      522
  Decrease/(increase) in due
   from affiliates - net                  --       223      (27)
  Increase in NYSID payable            1,122        --       --
   Decrease/(increase) in accounts
   receivable - non-current - net        530      (644)      --
   Decrease/(increase) in other
   receivables - net                     732      (148)  (3,554)
  Increase/(decrease) in accounts
   payable, accrued expenses and
   other current liabilities           1,230     1,531      (97)
  Decrease/(increase) in taxes
   receivable/payable                  6,885    (5,021)  (2,186)
  (Increase)/decrease in prepaid
   expenses and other                   (122)       19       55
  Increase in unearned income          1,436     1,187    1,048
  Decrease/(increase) in
   restricted cash                       896     1,574   (1,657)
  (Increase)/decrease in advances
   to participating providers           (540)      757    1,032
   Decrease/(increase)in other
   non-current assets - excluding
   preoperational costs and accounts
   and other receivables                 191      (584)      41
  Other operating activities - net      (280)     (399)    (166)
                                    ---------  --------  --------
  NET CASH USED IN
     OPERATING ACTIVITIES             (4,770)   (4,072)  (9,300)
                                    ---------  -------- --------

                                      YEARS ENDED DECEMBER 31,
                                   ------------------------------

                                        1997     1996     1995
                                        ----     ----     ----

CASH FLOWS FROM INVESTING
  ACTIVITIES:

Purchase of equipment                   (314)     (538)  (1,608)
Decrease in
 notes receivable                        653       613      466
Sale of investments                      811     6,841   12,702
Purchase of investments                   --    (6,500)  (6,367)
Increase in preoperational costs          --      (420)  (1,589)
Payments to acquire MCA, net of
 cash acquired                            --        --     (215)
Other investing activities - net          11       (16)     109
                                      -------   ------   ------
  NET CASH PROVIDED BY/(USED IN)
     INVESTING ACTIVITIES              1,161       (20)   3,498
                                      -------   ------   ------

CASH FLOWS FROM FINANCING
  ACTIVITIES:

Proceeds from issuance of stock
 and treasury stock - net                  5         3      244
Repayment of notes payable and
 long-term debt                         (898)  (15,002)  (8,295)
Proceeds from exercise of
 stock options                            --       254      450
Proceeds from notes payable and
 long-term debt                           --    21,239   16,545
Other financing activities - net           1        11       21
                                      -------  -------  -------
  NET CASH (USED IN)/PROVIDED BY
     FINANCING ACTIVITIES               (892)    6,505    8,965
                                      -------  -------  -------
NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS                (4,501)    2,413    3,163

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                  7,869     5,456    2,293
                                     -------   ------- --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $  3,368   $ 7,869  $ 5,456
                                    ========= ========  ========


See accompanying notes to consolidated financial statements.

  THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Description of Operations - The WellCare Management Group,
Inc. ("WellCare" or the "Company"), a New York corporation, owns, operates and provides management services to health maintenance organizations ("HMOs"). An HMO is an organization that accepts contractual responsibility for the delivery of a stated range of health care services to its enrollees for a predetermined, prepaid fee.

WellCare of New York, Inc. ("WCNY"), a wholly-owned subsidiary,
operates as an HMO in New York State.   WCNY has a certificate of
authority under Article 44 of the New York State Public Health Law to operate in 25 counties in the Hudson River Valley, Mohawk River
Valley, Albany and Leatherstocking regions of New York State,
Westchester County and in four counties in New York City.  WCNY is a mixed IPA/Direct Contract model HMO.  Under this type of
arrangement, agreements are entered into with regional health care delivery networks currently organized as independent practice associations ("IPAs" or "Alliances"), which in turn contract with providers to render health care services to an HMO's enrollees, and directly with individual primary care physicians or physician groups for the provision of such medical care.

Effective October 1994, WCNY had entered into contracted arrangements with a majority of its primary care physicians and specialists through contracts with the Alliances to provide health care services to WCNY's commercial and Medicaid members.
Initially, each Alliance was a professional corporation that then contracted with individual primary care physicians and specialists to provide health care services. At inception, there were four
Alliances each with different equity owners; by December 1995 the four Alliances had combined into two Alliances with the same equity owner. The Company has been advised that in late 1997, the Alliances converted to IPAs by setting up new corporations that have recontracted with physicians. WCNY's initial agreement with each of the Alliances, for the period from October 1994 through September 1995, required payment to the Alliances based on a percentage of premium revenue for effected members. Effective
October 1995, the Company entered into a three year agreement with each of the Alliances at specified per member per month ("PMPM") rates, providing for increases ranging from 1% to 6% for the period from October 1995 through December 1998. Such rates were established through arms-length negotiation with the Alliances.
As part of this change in capitation arrangements, the risk-sharing accounts of Alliance primary care physicians, which had previously been capitated by WCNY were settled and outstanding deficits were paid to WCNY in the fourth quarter of 1994, thereby reducing WCNY's medical expenses during such quarter.

In an effort to improve the profitability of WCNY and the Alliances, WCNY entered into a letter of understanding with the Alliances in September 1996 to restructure its capitation arrangement. Pursuant to the terms of the restructured arrangement, WCNY reassumed the risk for certain previously capitated services, and also reduced the capitation rates paid for the services which continued to be provided by the Alliances.
WCNY capitated the Alliances for all physician services, both primary care and specialty services, on a PMPM basis for each HMO member except for physician services in the areas of certain diagnostics and mental health, which WellCare capitated through contracts with certain other regional integrated delivery systems.
Additionally, if certain conditions are met, these contracts will be extended to ten-year terms.

During 1995 and 1996 WCNY provided incentives to its IPAs and primary care physicians to control health care expenses through the use of capitation arrangements. Under these capitation arrangements, IPAs and primary care physicians are entitled to the surplus to the extent health care costs incurred are less than the negotiated capitation payments. Surpluses paid to the IPAs and primary care physicians are recorded as medical expenses in the period in which the related health care costs are incurred.
During 1997 these incentive arrangements were terminated.

Each IPA, in turn, capitates each IPA primary care physician from the monthly payments received from WCNY with a fixed monthly payment for each HMO member designating the IPA physician as their primary care provider, retaining and allocating the balance to a group risk pool for payment to specialists. Specialists are compensated on a fee-for-service basis by each IPA which disburses payments to these specialists. To the extent the risk pools are insufficient to cover the specialists' fees, the amounts paid to the specialists as a group can be proportionately reduced, up to a maximum of 30%. To the extent the risk pools are still insufficient to cover the specialists' fee after a maximum reduction, a portion of the capitation payments to primary care physicians can be withheld to cover the specialists' fees after the reduction. Primary care physicians and specialists are furnished with periodic utilization reports and the IPA accounts are reconciled on a quarterly basis.

WellCare of Connecticut, Inc. ("WCCT"), a wholly-owned subsidiary, operates as an IPA model HMO in the state of Connecticut. Under this type of arrangement, agreements are entered into with IPAs and PHOs and individual physicians for the provision of all medical care to WCCT's enrollees for a specified fee for services rendered. WCCT is approved to operate State-wide in Connecticut.

WCNY and WCCT are collectively referred to as the "WellCare HMOs."

WellCare Administration, Inc. ("WCA") (a/k/a Agente Benefit
Consultants, Inc.- "ABC") is a wholly-owned subsidiary that administers the Company's pharmacy, vision care, dental care and other specialty care benefit programs as stand-alone products to self-insured employer and other groups.

WellCare Development, Inc. ("WCD") is a wholly-owned subsidiary formed to acquire, own and develop real estate.

WellCare Medical Management, Inc. ("WCMM"), formerly a wholly-owned subsidiary formed to provide managerial, administrative and financial services to physicians, was sold in June 1995 (see Note
4).

WellCare University ("WCU"), a division of WellCare, was formed to focus on: strategic planning, training and research and development for WellCare and others within the managed care/health care arena. WCU's operations were substantially reduced during 1997 and WCU is dormant as of December 31, 1997..

Park West Entertainment, Inc. ("PWE"), an affiliated entity, had provided certain conferencing and administrative services through December 1996.

Bienestar, Inc. ("Bienestar"), was an unconsolidated affiliate until December 17, 1996, at which time WellCare sold its interest in Bienestar to the Company's former Chief Executive Officer and President. In July 1996, WCNY entered into an agreement for Bienestar to provide consulting and educational services regarding wellness and integrated health services.

In March 1998, the Company engaged Bear, Stearns & Co. Inc., to assist the Company in exploring its strategic opportunities. This could include joint venture, merger or sale of all or a portion of the Company.

b. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

c. Revenue Recognition - Premiums from subscribers are recorded as income in the period that subscribers are entitled to service. Premiums received in advance are deferred. Subscriber premiums, for both WCNY and WCCT, are determined on an annual basis using community rating principles as required by the Insurance Department of each state. Although the rate filing requests and approval process are performed on an annual basis, the HMOs are allowed to contract with subscribers throughout the year based upon a "guaranteed" rate which incorporates an estimated community rate. The WellCare HMOs are required to remit or collect any difference between the community rate ultimately approved and the guaranteed rate in the subsequent twelve-month contract period. In connection with its biennial audit, NYSID determined that WCNY was not in compliance with the requirement to settle these differences within twelve months (see Note 19).
Accounts receivable include approximately $729,000 and $1,763,000 at December 31, 1997 and 1996, respectively, which represented the excess of subscriber premiums accrued based on approved community rates over amounts actually billed under guaranteed rates, of which approximately $224,000 and $754,000, respectively, have been classified as non-current.

Administrative and management fees received in advance are deferred and recognized as income over the period in which services are rendered.

Accounts receivable, other receivables, notes receivable and other non-current assets are reported net of reserves for doubtful accounts of approximately $12,788,000 and $13,758,000 at December
31, 1997 and 1996, respectively.

d. Medical Costs Payable and Medical Expenses - Medical expenses for primary care, hospital inpatient services, outpatient specialty care and pharmacy services, including those for which advances have been made to providers, are recorded as expenses in the period in which services are provided. The expense is based in part on estimates, including an accrual for medical services incurred but not yet billed ("IBNR"), which accrual is included in medical costs payable. The IBNR accrual is based on a number of factors, including hospital admission data and prior claims experience. Adjustments, as necessary, are made to medical expenses in the period the actual claims costs are ultimately determined. The Company believe the IBNR estimates in the Consolidated Financial Statements are adequate; however, there can be no assurance that actual health care claims costs will not exceed such estimates.

e. Reinsurance - The WellCare HMOs insure excess loss for commercial health care claims under policies with a reinsurance company. Effective September 1995, WCNY reinsured a portion of its Medicare Full Risk program with a reinsurance company under a quota share agreement and, effective November 1996, supplemented this agreement with a separate excess loss reinsurance policy.
In March 1998, the Company amended its quota share arrangement with its reinsurer. Such amendment will reduce the amount of future recoveries, but does not affect the arrangement in place for 1997 and prior periods.

Effective August 1996, WCNY's Medicaid claims were covered under an excess loss reinsurance policy. Previously, this coverage had been provided by New York State. Premiums for these policies are reported as medical expense and insurance recoveries are recorded as a reduction of medical expense. Under the excess loss reinsurance policies, recoveries are made for annual claims of each enrollee or each covered dependent of each enrollee in excess of the deductible established in the policy, subject to certain limitations. From November 1994, through October 1995, the deductible for commercial health care claims was $100,000, increased to $115,000 in November 1995, and decreased to $85,000 in November 1996. The deductibles for the Medicaid and Medicare
Full Risk products are $115,000 and $200,000, respectively.

Reinsurance premiums charged to medical expenses in the accompanying consolidated financial statements amounted to approximately $585,000, $560,000, and $520,000 in 1997, 1996, and
1995, respectively.  Reinsurance recoveries of approximately
$1,747,000, $524,000, and $577,000 in 1997, 1996, and 1995,
respectively, have been recognized as a reduction in medical expenses.

Included in other receivables at December 31, 1997 and 1996, were amounts recoverable from the reinsurers of approximately
$2,687,000 and $1,155,000, respectively.

f. Short-term Investments - The Company has determined that the securities included in short-term investments, consisting primarily of state and municipal obligations might be sold prior to maturity to support its cash requirements. Such investments have, therefore, been classified as available for sale. The basis for available for sale securities is market value.

g. Advances to Participating Providers - Advances to participating medical providers consist of amounts advanced to providers, principally hospitals, which are under contract with the Company to provide medical services to plan members. Such advances help provide funding to these providers for claims incurred but not yet reported or claims in the process of adjudication.

h. Property and Equipment - Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method based upon the estimated useful lives of the assets which range from 5 to 39 years.

i. Preoperational Costs - Preoperational costs, which include service area and product line expansion costs, consist of certain incremental separately identifiable costs directly associated with building a provider base of network physicians in service areas in which the Company is applying for licensure and expanding the Company's Medicare managed care program. Such costs are deferred until the related licensure approval is received at which time the costs are amortized on a straight-line basis over a 36-month period. Preoperational costs are reported net of accumulated amortization. At December 31, 1997 and 1996, accumulated amortization approximated $2,562,000 and $1,237,000, respectively.

j. Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities and is amortized on the straight-line method over a 15-year period.

The Company evaluates the recoverability of goodwill by monitoring, among other things, reenrollment trends of membership acquired as well as the inherent profitability of such membership as determined in connection with annual rate filings. The Company has determined that no impairment exists at December 31, 1997.

k. Advertising Costs - Advertising costs, which include costs for certain marketing materials and development/implementation of public relations and marketing campaigns, are expensed as incurred. Advertising costs expensed in 1997, 1996, and 1995, were approximately $2,226,000, $2,046,000, and $1,723,000, respectively.

l. Income Taxes - The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse and the benefits of operating loss carryforwards. A valuation allowance is required to reduce net deferred tax assets unless management believes it is more likely than not that such deferred tax assets will be realized.

m. Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
The Company considers all other instruments to be short-term investments. Cash equivalents are carried at cost which approximates market value.

At December 31, 1997, the Company had a working capital deficiency of $5.1 million, excluding the $5.8 million cash reserve required by New York State which is classified as a non-current asset, compared to working capital of $11.2 million, excluding the $6.7 million cash reserve, at December 31, 1996; the decrease in
working capital is attributable primarily to the cash operating loss incurred by the Company during 1997.  The Company intends to finance its current and future operations from the positive cash flow from its projected return to profitability in 1998 via
increased membership, rate increases and further reductions in medical and general and administrative expenses.  The Company is also aggressively pursuing balances due from commercial customers in accordance with contractual stipulations to more closely match the collection of premium with the payment of provider capitation fees and fees for service.  A significant portion of premiums receivable are due from governmental agencies relating to the
Medicaid program, some of which relate to 1996 and the early part of 1997. Approximately $650,000 was collected in March 1998, and the remainder is anticipated to be collected in the second quarter of 1998.  The collection of these balances will have a positive
effect on the Company's cash flow.   Additionally, cash is
expected from the proceeds upon the anticipated exercise of the
Investor's option to merge with the Buyer, as discussed in Note 4.
Management believes that the Company will have sufficient funds available from the above sources to maintain its planned level of operations and programs for 1998.

n.  Long-Lived Assets - The Financial Accounting Standard Board
("FASB") issued Statement of Financial Accounting Standards
("SFAS") No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") effective for fiscal years beginning after December 15, 1995.
There was no effect on the consolidated financial statements from the adoption of this statement.

o.  Stock-Based Compensation -  The FASB issued SFAS No. 123,
"Accounting for Stock-Based Compensation" ("SFAS 123"), which defines a fair value method of accounting for the issuance of stock options and other equity instruments, effective for fiscal years beginning after December 15, 1995. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS
123, companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APB") No.
25, "Accounting for Stock Issued to Employees", ("APB 25")but would be required to disclose in a note to the consolidated financial statements pro forma net incomes, and per share amounts as if the company has applied the new method of accounting. The
Company has elected to continue to account for such transactions under APB 25 and disclose per SFAS 123 the pro-forma effects (See
Note 15).

p.  Current Accounting Pronouncements - SFAS No. 130, "Reporting
Comprehensive Income", ("SFAS 130") will require all companies to present all non-owner changes in equity, e.g., market value adjustments to investments and adjustments to the minimum pension liability, in a full set of financial statements, effective the first quarter of 1998.

SFAS No. 131, "Disclosures About Segments of an Enterprise and
Related Information", ("SFAS 131") will require disclosure of "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The new disclosures will be effective for the fiscal year ending December
31, 1998.

The Company is presently evaluating the applicability of SFAS 130 and SFAS 131 to its operations.

SFAS No. 128, "Earnings per Share" ("SFAS 128") amends the standards for computing and presenting earnings per share ("EPS"), to require the dual presentation of basic and diluted EPS on the face of the income statement. SFAS 128 is effective for periods ending after December 15, 1997. The Company has adopted SFAS 128, and has reflected the impact on prior period computations, where appropriate.

q. Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The amounts of IBNR medical expenses, the reserve for uncollectible receivables, recoveries from third parties for coordination of benefits, final determinations of medical cost adjustment pools by New York State, and medical premiums subject to retrospective adjustment, require the significant use of estimates. Actual results could differ from those estimates used by management in the preparation of these consolidated financial statements.

r. Reclassifications - Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

2.  MEDICAL EXPENSE

a. During 1997, the Company expensed approximately $1.7 relating to The New York State Insurance Department ("NYSID") audit of the New York State market stabilization pool for the audit years, 1993, 1994 and 1995 and for additional amounts due for the year 1996.

b. In 1994, two entities which were predecessors to the Alliances referred to in Notes 1a and 18a, made payments of approximately $2,879,000 to providers in connection with the close out of the 1993 group risk accounts and to resolve certain disputed amounts between the Company and certain providers, which payments might otherwise have been made by the Company.
Additionally, these entities paid approximately $1,833,000 directly to the Company in payment of 1993 provider deficits which would otherwise have been due to the Company directly from the providers. As originally reported in its 1994 consolidated financial statements, the Company recorded the $1,833,000 received as a reduction of medical expense, and the Company did not record as medical expense the $2,879,000 paid directly to the providers by these entities.

Subsequently, in 1996, the Company's accounting personnel were informed that Edward A. Ullmann, then Chairman of the Board of Directors, Chief Executive Officer and President of the Company had guaranteed, in his individual capacity, two loans each in the amount of $2,700,000, made by banks to these two entities, the proceeds of which were used to fund the aggregate payments of $4,712,000 referred to above. (Mr. Ullmann subsequently resigned as Chairman and Chief Executive Officer in April 1996, and as
President in September 1996).

The Company subsequently restated its 1994 consolidated financial statements to reflect the higher medical expenses, and established a medical expense accrual. As there were no specific accounts payable by the Company, this accrual has been reduced concurrently with the pay down of the bank loans, with a simultaneous reduction in medical expense. A reduction of medical expense of approximately $435,000, $2,423,000 and $1,738,000, was recorded in
1997, 1996 and 1995, respectively. The remaining principal balance which is in default, is approximately $116,000 at March 15, 1998.
The Company's ability to reduce future medical expense by the remaining $116,000 is contingent on this amount being paid.

c. The Alliances described in Notes 1a and 18a commenced operations in 1994. Based on information provided to the Company by the Alliances/IPAs, the Alliances/IPAs have operated at an accumulated deficit since inception (the deficit was approximately
$15 million at December 31, 1997 based on unaudited information), although the Alliances/IPAs have instituted measures designed to reduce this deficit, and achieve profitability. The deficit is the result of medical expense obligations assumed from WellCare upon the formation of the Alliances, actual and estimated but not yet incurred medical losses in excess of the amounts initially estimated, and operating losses. The Alliances/IPAs have financed the deficit through a combination of borrowings from the Buyer and the Investor referred to in Note 4; lags inherent in the receipt, adjudication and payment of claims; and the deferral of claim payments to providers. In addition, a $3,000,000 bank line-of-credit was entered into by the Buyer in December 1995, which was guaranteed by the former Chairman of the Board of Director, Chief
Executive Officer and President in his personal capacity.

In August 1996, the Alliances implemented a fee withhold program, as permitted under the contracts with its physicians, to withhold payments otherwise payable to referral physicians by approximately
15% to 22% depending on the geographic location of the physician.
Management of the Alliances/IPAs and WellCare believed that this withhold program, together with general changes in the management of the Alliances/IPAs, and the introduction of new provider reimbursement schedules should enable the Alliances/IPAs to maintain their operations and reduce their accumulated deficit.

The Company has been advised by counsel that it would have no financial liability to providers with whom the Alliances/IPAs had contracted for services rendered in the event the Alliances/IPAs were unable to maintain their operations. Further, the Company has direct contracts with providers which would require the providers to continue medical care to members on the financial terms similar to those in the Alliances/IPAs' agreement with providers, in the event that the Alliances/IPAs were unable to maintain their operations. Although there is no contractual obligations, in the event of continuing losses or increasing deficit by the Alliances/IPAs, the Alliances/IPAs may request increased capitation rates from the Company.

Management of the Company does not believe that such additional financial or increased contractual capitation rates should be required by the Alliances/IPAs and has no intention to agree to such terms if requested by the Alliances/IPAs beyond the contractual increases described in Note 1a. However, as outlined below, the Company agreed to record charges to medical expense based on the instructions of NYSID. Effective September 1996, the Company entered into a letter of understanding with the Alliances to restructure its capitation arrangement. Under this understanding, the Company reassumed risk for certain previously capitated services with a corresponding reduction in rates.

d. In connection with a comprehensive review of its arrangements with the Alliances, NYSID accelerated its normal statutory audit of WCNY. In 1996, NYSID instructed the Company to assume certain medical expenses of prior periods and to assume responsibility for unpaid inpatient hospital claims at June 30, 1996, which had been contractually assumed by the Alliances. This resulted in additional medical expense in 1996 of approximately
$3.7 million. NYSID instructed the Company to record additional medical expense for medical claims for the period prior to October
1, 1994, which had been contractually assumed by the Alliances.
This resulted in additional medical expense of $2.9 million in 1996. Both of these changes represent obligations which had previously been assumed by the Alliances.

e. WCNY had arrangements with several medical practices owned by the principal shareholder of the Buyer for the promotion of WCNY's access to primary care medical services at these sites.
Payments of $1,764,696 in 1996 and $3,691,878 in 1995 have been charged to medical expense. In addition, WCNY advanced additional payments to the sites ($150,000 in 1997, $2,388,763 in 1996 and
$710,000 in 1995), and at December 31, 1997 and 1996 has included in "Other Receivables" approximately $2.6 million and $2.5 million, representing outstanding advances. As a result of operating losses at the sites and the uncertainty of their ability to repay these advances, WCNY has fully reserved these receivables. In addition, in October 1995, WCU entered into a similar arrangement with these medical practices for access to these sites as training facilities and made payments of $600,000 in 1996 and $150,000 in 1995, which amounts have been charged to consulting expense in the respective years.

    During the second half 1997, the principal shareholder of the Buyer entered negotiations to sell these medical practices to unrelated third parties. Due to the continuing losses at these medical practices and their importance in providing medical services to a significant number of WCNY members, WellCare determined that it was in the best interests of WCNY's members and WellCare to subsidize the practices to avoid service disruptions to WCNY's members. During 1997 approximately $583,000 was advanced by WellCare to these practices to meet operating expenses. These amounts have been expensed in 1997 as bad debt expense. WellCare has advanced an additional $166,000 to the practices in 1998. It is anticipated that the medical practices will be sold in the first half of 1998.

3.  ACQUISITION OF MANAGED CARE ADMINISTRATORS, INC.

In March 1995, the Company acquired the assets and assumed certain liabilities of MCA, a company engaged in managing a network of primary care physicians who provide health care services to Medicaid recipients in New York City. As part of the purchase price, MCA is to be paid each calendar year an amount equal to twenty percent (20%) of the pre-interest, pre-tax income generated by the acquired assets. There was no earn out in 1997, 1996 and 1995.

4.  SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

In June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WCMM, which was engaged in managing physician practices, and then sold the assets of WCMM for cash of $.6 million and note receivable of $5.1 million. The buyer (the "Buyer"), which had been newly formed to acquire WCMM, is in the business of managing medical practices and providing related consultative services, and entered into agreements to manage the Alliances. The Company also received a five-year option to acquire the Buyer, which option was canceled in 1996.
The note receivable bears interest at a rate equal to prime plus
2% (10.5% at December 31, 1997), with interest payable monthly through July 31, 2000. The Buyer has paid only interest through January 1996.

The Company has also advanced $3.4 million to the Buyer ($.6 million in 1997, $2.1 million in 1996 and $.7 million in 1995) for operating expenses and unpaid interest, which obligations are documented by notes of $215,000 and $2.1 million and interest receivable of $1.1 million. The note for $215,000, which is dated
February 26, 1996, bears interest at a rate equal to prime plus 2%
(10.5% at December 31, 1997) and was due December 31, 1996. No payments of principal have been made on this note, nor payments of interest beyond May 1996.

In February 1997, the Buyer executed the promissory note for $2.1 million, bearing interest at the rate of prime plus 2% (10.5% at December 31, 1997), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below (no interest has been paid on this obligation).
Subsequently, in February 1997, the Buyer entered into an Option
Agreement with a potential investor (the "Investor"), whereby the Investor loaned the Buyer $4,000,000 and received an option to merge with the Buyer, exercisable through June 30, 1998.
Concurrently, WellCare entered into an agreement with the Buyer whereby WellCare agreed to forbear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the Common Stock of the company resulting from the merger of the Investor and the Buyer. If the Investor merges with the Buyer, the $2.1 million note would be payable immediately, and the Company would have a 43% equity interest in the company resulting from the merger of the Investor and the Buyer. At the earlier of the Buyer relinquishing its option to merge, (which would include expiration of the option), or March 14, 1999, the forbearance will be rescinded and the original payment terms of the $5.1 million note reinstated. The Buyer would be obligated to continue paying monthly interest on the $2.1 million note, with principal payments over a thirty-six month period to commence upon recession of the forbearance. The Buyer has not made any of the interest payments due under the $2.1 million note. The notes are subordinated to the Investor's security interest.

In view of the Buyer's operating losses and advances to the Alliances, the Company had obtained from certain of the Buyer's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. In April 1997, the Company's Board of Directors agreed to release these guarantees and related collateral pledged by the guarantors to secure the guarantees in exchange for the Buyer's stock options that such guarantors originally received from the Buyer and a release from the guarantors for any potential claims against WellCare associated with the transactions. In view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and the Buyer's default on the payments of the notes, the Company had fully reserved in 1995 the original $5.1 million note receivable, plus the $.7 million advanced in 1995. In 1996, the Company established an additional net reserve of $1.9 million for the $215,000 note, interest accrued on the notes, and advances receivable, net of the deferred gain of $144,000 on the original sale. In 1997, the Company established a reserve of $.8 million for 1997 accrued interest not paid by the Buyer and for advances made in 1997.

5.  SHORT-TERM INVESTMENTS

The value of short-term investments is as follows:
                                       Gross
                              ----------------------

                           Unrealized   Unrealized                 Market
                              Cost         Gains       Losses      Value
                           ----------   ----------   ----------   ---------
At December 31, 1997:

Fixed income securities -
  States and
   municipalities           $101,587  $       --  $     (813)  $ 100,774
Equity securities              1,449       1,073          --       2,522
                             --------    --------  ----------    --------

TOTAL                       $103,036  $    1,073  $     (813)  $ 103,296
                             ========    ========  =========     ========

At December 31, 1996:

Fixed income securities -
  States and
   municipalities           $928,011  $  3,500    $  (18,345)  $  913,166

Equity securities              1,858     4,399            --        6,257
                            --------   --------      ---------   --------

TOTAL                       $929,869  $  7,899    $  (18,345)  $  919,423
                            ========  ========       =========  ========

The contractual maturities of fixed income securities at December 31,
1997, are as follows:
                                                    Market
                                       Cost         Value
                                    ---------      --------
Due in one year or less              $101,587       $100,774
Due after one year through
 five years                                --             --
                                     ---------      ---------

Fixed income securities              $101,587       $100,774
                                     ========       ========

6.  OTHER RECEIVABLES

Other receivables at December 31, 1997 and 1996 (in thousands) consist of the following:
                                       1997                 1996
                                    ----------          ----------
Current portion of:
  Contributions receivable - WCU    $      640          $    1,348
  Receivable from third-party
    insurers                               112                 171
  Reinsurance receivable                 2,687               1,155
  New York State Pools receivable          377               1,020
  Pharmacy rebate receivable               524               1,005
  Other                                    533                 175
                                    ----------          ----------
TOTAL                               $    4,873          $    4,874
                                    ==========          ==========
7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 and 1996 (in thousands) consists of the following:

                                       1997                 1996
                                    -----------         ------------

Land                                   $    888         $       888
Land improvements                           448                 439
Buildings and building improvements       9,189               9,119
Leasehold improvements                      434                 434
Computer equipment                        5,118               4,942
Furniture, fixtures and equipment         1,545               1,490
Construction in progress                     --                 106
                                    -----------         ------------
                                         17,622              17,418

Less accumulated depreciation             6,528               5,157
 and amortization                   -----------         -----------

TOTAL                                 $  11,094         $    12,261
                                    ===========         ===========

Included in computer equipment and furniture, fixtures and equipment is equipment financed through capital leases aggregating approximately $2,574 at December 31, 1997 and 1996, respectively.
Accumulated amortization relating to assets financed through capital leases was approximately $2,016 and $1,705 at December 31, 1997 and 1996, respectively.

8.  NOTES RECEIVABLE

Notes receivable of approximately $1,370,000 and 1,337,000 at December 31, 1997 and 1996, respectively represent advances made to six medical practices to enhance WCNY's provider network. The notes are collateralized by first liens on all cash, accounts receivable, inventory, and all office and medical equipment owned by each of the practices. The notes require monthly principal and interest payments, at a rate of 7.5% per annum and mature on January 1, 2001. No payments have been received since March 1997.
A reserve of $624,000 was established in 1997 for unpaid principal and interest. The owner of the medical practices is currently negotiating the sale of the practices, and proceeds from such sales will be used to repay the notes.

9.  OTHER NON-CURRENT ASSETS

Other non-current assets at December 31, 1997 and 1996 (in thousands) consist of the following:

                                        1997                 1996
                                     ----------          ----------
Long term portion of:

  Deferred taxes - net             $    1,514          $    1,509
  Accounts receivable                     225                 755
  Receivables from third-party
    insurers                              449                 606
  Contributions receivable - WCU           --                 574

                                         1997                1996
                                     ----------          ----------

Capitalized costs incurred in
    connection with placement
    of subordinated convertible
    note                                  743                821

Deposits and others                       371                484
                                     ----------          ----------

TOTAL                              $    3,302         $    4,749
                                     ==========          ==========

10. LIABILITY FOR MEDICAL COSTS PAYABLE

Activity in the medical costs payable liability is summarized as follows:
                                            December 31,
                                    -----------------------------
                                          1997          1996
                                          ----          ----
                                           (in thousands)

Balance, beginning of year         $    15,965         $    14,030

Incurred related to:
  Current year                         122,367             135,366
Prior years                              3,884                 591
                                    ------------       ------------
Total incurred                         126,251             135,957
                                    ------------       ------------


Paid related to:
  Current year                         106,704             120,212
  Prior years                           17,820              13,810
                                    ------------       ------------
Total paid                             124,524             134,022
                                    ------------       ------------

Total incurred less total paid
 and beginning balance                  17,692              15,965
Less: incurred related to NYS
 Demographic Pools (1)                  (1,493)                 --
                                    ------------       ------------
Balance, end of year               $    16,199         $    15,965
                                    ============       ============

(1) This activity has not been included in medical costs payable.

The liability for accrued medical costs payable includes management's estimate of amounts required to settle known claims, claims which are in the process of adjudication and claims incurred but not reported ("IBNR.")

In 1997 and 1996, the Company experienced overall unfavorable development on claims reserves established as of the previous year-end because of the following:

The 1997 medical expenses include a $2.5 million charge for adverse development relating to 1996 medical claims and a $1.7 million charge for the estimated liability related to NYSID's audit of the 1993-1995 demographic pool and the 1996 demographic pool (see Note 2a) and a $435 credit relating to the 1994 restatement (see Note 2b).

The 1996 medical expenses included the recording, as instructed by NYSID, of medical expense of (i) approximately $3.7 million relating to unpaid inpatient hospital claims and (ii) approximately $2.9 million relating to unpaid claims for the period prior to October 1994. Both of these charges represent obligations which had previously been assumed by the Alliances and for which the Company had no contractual obligation to pay (see
Note 19).

The 1996 medical expenses were reduced as a result of a prior period restatements in the amount of $2,423 (See Note 2b).

11. LONG-TERM DEBT

Long-term debt consists of the following:

                                              1997              1996
                                         ---------------     ------------
                                                  (in thousands)
Subordinated Convertible Note -
 The 1818 Fund II, L.P.;
 principal due December 31, 2002;
 interest at 8% per annum,
 payable quarterly (see Note 12)           $   20,000         $    20,000

Mortgage Payable - Key Bank of
 New York; $4,610,000; interest
 at LIBOR plus 175 basis points
 (8.5% at December 31, 1997) with
 a balloon payment of $3,562,488
 due January 1, 2000.  Secured by
 real estate, buildings, fixtures
 and assignment of all leases.                  4,060               4,272

Mortgage Payable - Key Bank of
 New York; first mortgage of
 $862,500; interest at base rate
 (8.5%) at December 31, 1997);
 monthly with a balloon payment
 of $642,250 due March 1, 2000.
 Secured by property located
 in Saugerties.                                   748                 794

Mortgage Payable - First Hudson
 Valley; first mortgage of $820,000;
 interest at 7.25% with a balloon
 payment of $727,000 due February
 1, 1999                                          755                 777

Mortgage Payable - First Hudson
  Valley; first mortgage of
  $335,000; interest at prime rate (8.5%
  at December 31, 1997) with a balloon
  payment of $264,525 due March 1, 2001.          314                 326


                                                  1997              1996
                                           ---------------     ------------
                                                     (in thousands)

Note Payable - Lincoln National
 Administrative Services Corporation;
 payable monthly with interest at
 6% on the initial $1 million and prime
 plus 1% on the balance in excess
 of $1 million through January 1997.
 A portion of the interest is deferred
 until January 1, 1997.  The amount of
 deferred interest is $207,430 and is
 included in other current liabilities.              --                36

Capitalized Lease Obligations;
 due through 2002; monthly payments
 ranging from $425 to $9,103 with
 interest ranging from 6.5% to 21.8%;
 secured by equipment                               593               964
                                               -----------       -----------
Total Debt                                       26,470            27,169

Less current portion                                618               702
                                               -----------       -----------
Long-term portion                             $  25,852          $ 26,467
                                               ===========       ===========

In November 1996, the Company's line-of-credit with Key Bank (the
"Bank") was renegotiated with the aggregate limit reduced from $15 million to $8 million. In addition, the sublimits were reduced for WCMG from $8 million to $3 million, reduced for WCNY from $10 million to $6 million, and a sublimit of $2 million established for WCCT. The Company repaid the $3.1 million outstanding under this line-of-credit in December 1996. At December 31, 1996, the
Company was in technical default of certain financial covenants, although no borrowings were outstanding on the line-of-credit.
The Bank granted the Company a waiver of these financial covenants for the period ended December 31, 1996 and as of that date.

In January 1997, the Company executed a renegotiated $6.0 million line-of-credit with the Bank, which line was scheduled to expire in May, 1998. There were no borrowings under this line-of-credit and, in May 1997, both parties mutually agreed to terminate the line-of-credit.

Although the Company was current on all its mortgage obligations, in July 1997, the Bank notified the Company that it considered the Company not in compliance with the Target Loan to Value Ratio provided for in two of its mortgages, with outstanding balances of approximately $4.9 million. According to the Bank's calculations, the outstanding Loan Amount exceeded the corresponding Lendable
Property Value, as defined, based on appraisals prepared for Key
Bank, by approximately $1.7 million. The Bank had requested that the Company either reduce the outstanding obligation, or provide additional collateral for $1.7 million, otherwise Kay Bank would consider the Company in default of the mortgage notes. A default would require the Company to pay a higher interest rate on the outstanding obligations, among other potential penalties. The
Company disagreed with the Bank's valuation methodology and has informed the Bank in writing of this disagreement. The Company continues to classify the debts in accordance with their original terms.

Maturities of long-term debt (in thousands), excluding capital lease obligations, and future minimum lease payments under capital leases as of December 31, 1997, for each of the next five years are as follows:

                                            Future
                                             Minimum
                         Long-term            Lease
                            Debt             Payments
                         ----------          --------
Year:
----

 1998                           315               331
 1999                         1,050               227
 2000                         4,242                67
 2001                           270                20
 2002                        20,000               --
 Thereafter                      --                --
                         ----------          --------

                             25,877               645
Less amount
 representing interest           --                52
                         ----------          --------
                         $   25,877          $    593
                         ==========          ========

12. SUBORDINATED CONVERTIBLE NOTE

In January 1996, The Company completed a private placement of a subordinated convertible not in the principal amount of $20 million (the "Note"), with The 1818 Fund II, L.P. (the "Fund"), a private equity fund managed by Brown Brothers Harriman & Co. ("BBH
& Co").  The Note and underlying terms were amended on February
28, 1997 (the "1997 Amendment") by the Company and the Fund.  In
January 1998, The Fund agreed to convert $5 million of the Note into Common Stock of the Company, at a conversion price of $4 per share (the "1998 Amendment"). The conversion requires approval by the New York State Department of Health, which the Company anticipates receiving in the near future.

The remaining $15 million principal is payable on December 31, 2002. Interest was initially at the rate of 6% per annum, amended in 1997 to 5.5% per annum, and amended in 1998 to 8% annum, and is payable quarterly, The Note is subordinated to all senior indebtedness.

The Note is subject to certain mandatory redemption at the option of the Fund upon certain changes in control (as defined) of the Company. The redemption price was initially equal to 115% of the principal amount of the Note, amended to 130% by the 1997
Amendment and to 150% by the 1998 Amendment, together with all accrued and unpaid interest. If a change of control occurs within 24 months of a redemption of the Note, the Company may also be required to pay the Fund an amount equal to 30% of the principal amount of the redeemed Note. Under certain conditions, the Note is redeemable at the option of the Company after the fourth anniversary of the date of the Note.

After the 1998 Amendment, The Fund has the right to convert the outstanding principal into shares of Common Stock of the Company at a conversion price of $8 per share, subject to the anti-dilution adjustment. Previously the conversion price was equal to 115% of the average price of the Company's Common Stock through February 28, 1997, subject to adjustments for certain dilutive events, with a floor of $9 per share and a ceiling of $15 per share. Initially, the conversion price was $29 per share. The conversion price granted to the holder of the Note is adjusted, if the Company issues shares of its Common Stock or options, warrants or other rights to acquire shares of Common Stock of the Company at a price per share less than the current market price, or the conversion price at the time.

Pursuant to the terms of the Note, in January 1996, the Company caused one vacancy to be created on its Board of Directors and caused a designee of the Fund, to be appointed to the Board. At such time, the designee's directorship did not have any classification. In addition, under the terms of the Note, at the 1996 Annual Meeting of the Shareholders of the Company, the designee was elected by the shareholders as a Class II Director for a term expiring at the 1998 Annual Meeting of Shareholders.
Under the 1997 Amendment, as of February 28, 1997, the Company caused one vacancy to be created on its Board of Directors and a second designee of the Fund, as a director without classification.
The persons elected to the Board who are designated by the Fund are referred to herein as the "Fund Designees."

As part of the 1997 Amendment, the Company agreed to cause two additional directors (the "Outside Directors") to be elected to the Board. Each such person shall (i) be neither an officer, director or employee of the Company or any subsidiary of the Company nor any affiliate of the Company, and (ii) have experience as a director of a public company or other relevant experience.
At the 1997 Annual Meeting, shareholders voted to amend the Company's Restated Certificate of Incorporation, eliminating the class of directors and reducing the Board of Directors to seven with all directors serving annual terms.

As part of the 1998 Amendment, the Fund agreed to waive any existing defaults known to it. The Company will also have the right to purchase one half of the shares of the Common Stock and the debt held by the Fund, for $12 million plus accrued interest, if consolidated earnings before taxes are positive for either the second or third quarter of 1998. This right is exercisable after filing the relevant Form 10Q's, and prior to December 31, 1998

The Company's Consolidated Balance Sheet at December 31, 1997,
after giving pro forma effect (unaudited) to reflect the 1998
Amendment as if it had occurred at December 31, 1997, is as
follows:
                                   December 31, 1997
                         ----------------------------------
                                   (In thousands)

                                            (Unaudited)
                              Actual         Proforma
                              ------         --------

Current Assets                $23,418        $23,418
                              --------       --------
Total Assets                  $52,538        $52,538
                              ========       ========

Current Liabilities           $28,533        $28,533
(Deficiency in Assets)/
 Shareholders' Equity         $(1,851)       $ 3,149
                              --------       --------
Total Liabilities and
 Shareholders' Equity          $52,538        $52,538
                              ========       ========

13. INCOME TAXES

The (benefit)/provision for income taxes (in thousands) consists of the following:


                         YEAR ENDED DECEMBER 31,
                 ------------------------------------------

                     1997          1996      1995
                 ------------ ------------   ------------
Current:
 Federal         $    --      $  (6,388)      $  2,180
 State                --              62           724
                 ------------ ------------   ------------

                 $    --      $  (6,326)      $  2,904
                 ============  ============   ============

Deferred:
 Federal         $    --      $    (351)      $ (1,342)
 State                --          (1,361)         (446)
                 ------------ ------------   ------------

                 $    --      $  (1,712)      $ (1,788)
                 ============ ============   ============

A reconciliation of the Federal statutory rate to the Company's effective income tax rate is as follows:


                                  YEAR ENDED DECEMBER 31,
                           -----------------------------------------

                               1997           1996          1995
                           -----------    -----------    -----------

Federal statutory rate         34.0%           34.0%          34.0%
State income taxes -
 Net of federal benefit         6.4             6.6            6.0
                           -----------    -----------    -----------

Effective rate                  40.4%          40.6%          40.0%
                            ===========    ===========    ===========

At December 31, 1996, the Company recorded a deferred tax asset of approximately $5.4 million giving recognition to the tax benefit of reversing temporary differences and state net operation loss carryovers ("NOL"). No valuation allowance was established for the deferred tax asset since realization was determined by management to be more likely than not based upon the Company's internal budget. The amounts of these NOLS, related to state tax benefits, are approximately $897 and $129 for New York and Connecticut, respectively. Additionally, the maximum utilization period for these NOLS is fifteen (15) and five (5) years for New
York and Connecticut, respectively.

Continuing operating losses during 1997 resulted in additional deferred tax benefits of approximately $7.8 million. The ability to realize the tax benefits associated with these losses is dependent upon the Company's ability to generate future taxable income from operations and/or to effectuate successful tax planning strategies. Although management believes that profitable operations will be achieved in 1998, the Company has provided a 100% valuation allowance with respect to these additional deferred tax assets in view of their size and length of the expected recoupment period. Management will continue to closely monitor the need for future adjustments to this valuation allowance.

The Company has also engaged Bear, Stearns Co. Inc., to review available strategic alternatives. The successful completion of a transaction could be a source of future taxable income. The
Company also is a party to other pending transactions whose successful completion would generate taxable income in 1998. The realization of the tax benefits would be achieved upon the completion of any of these transactions.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.
The tax effects of significant items comprising the Company's deferred tax balance as of December 31, 1997 and 1996 are as follows:

                                        December 31,
                                 -------------------------
                                    1997           1996
                                 ----------     ----------
                                      (in thousands)
Deferred tax assets:
  Accounts and other
    receivables - bad
    debt reserves                $    5,167      $    5,579
  Other                                  61             177
 Net operating loss carry forward
    Federal                           7,434
    State                             1,466           1,026
                                  ----------     ----------
  Total                              14,128           6,782
                                  ----------     ----------

Deferred tax liabilities:
 Depreciable assets                     258             259
 Capitalized pre-
   operational costs                    588           1,082
                                  ----------     ----------
  Total                                 846           1,341
                                  ----------     ----------
 Net before valuation allowance      13,282           5,441
 Less: valuation allowance           (7,841)             --
                                  ----------     ----------
Net deferred tax asset           $    5,441      $    5,441
                                  ==========     ==========

Management has not provided a valuation allowance for the 1996 deferred tax assets in the belief that it is more likely than not that the deferred tax assets will be realized as a result of future taxable income from operations through reductions in the cost of medical services, improved medical utilization controls, reductions in administrative expenses, increases in enrollment and/or the successful implementation of tax strategies.

The Company's effective tax rate during 1997, 1996 and 1995 was 40.4%, 40.6% and 40.0%, respectively. The fluctuation in the effective rate is primarily attributable to the amount of nondeductible expenses and tax exempt income, and the reduction in 1997 of the New York State tax surcharge.

14. COMMON STOCK

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

In January 1998, The Fund agreed to convert $5 million of the Company's Note into 1,250,000 shares of the Company's Common Stock
(see Note 12).

The Company has 1,000,000 shares of preferred stock authorized, no shares issued.

An aggregate of 900,000 share of Common Stock are reserved under the Company's 1993 Incentive and Non-Incentive Stock Option Plan
(the "Plan"). In addition, an aggregate of 650,000 shares of Common Stock are reserved under the Company's 1996 Non-Incentive
Executive Stock Option Plan.

Earnings/(loss) per share calculations are based on the weighted average number of shares outstanding for the year, giving effect to all outstanding options. (Loss) per share for the years ended
1997 and 1996 did not give effect to outstanding options because the effect would have been anti-dilutive. The weighted average number of common and common equivalent shares outstanding for the years ended 1997, 1996 and 1995 were 8,229 shares, 7,014 shares and 6,396 shares, respectively.

15. STOCK OPTIONS

During 1997, 1996 and 1995, the Company granted stock options to certain individuals to purchase Common Stock at the fair market value of the stock on the date of the grant.  Following is a summary of the transactions:
                                   SHARES UNDER OPTION
                              ----------------------------
                                 1997      1996    1995
                               --------  -------- --------

Outstanding,
 beginning of year             556,455   388,012  335,785

Exercised during the year           --   (20,398) (37,408)

Terminated during the year    (106,368) (148,159) (25,213)

Granted during the year        200,092   337,000  114,848
                               --------  -------- --------
Outstanding, end of year       650,179   556,455  388,012
                               ========  ======== ========
Eligible, end of year, for     338,921   175,938   91,778
 exercise currently            ========  ======== ========

Option price per share      $3.01-$24.50  $7.22-$24.50  $11.75 $17.25

In December 1997, the Company amended the exercise price on the 200,000 options previously granted to the President in 1996, from $10.125 to $3.01 per share. In September 1997, the Company granted the President options for 30,000 shares, at an exercise price of $15.00 per share. In February 1998, the Company amended the exercise price for the 30,000 options to $4.51 per share, and granted additional options for 100,000 shares, at an exercise price of $5.02 per share.

In December 1996, the Company created the 1996 Non-Incentive
Executive Stock Option Plan (the "NIE Plan") to acknowledge exceptional services to the Company by senior executives and to provide an added incentive for such senior executives to continue to provide such services and to promote the best interests of the Company. An aggregate of 650,000 shares of the Company's Common
Stock, par value $0.01 per share ("Common Stock"), are reserved under to this plan with options to purchase granted to any one senior executive limited to 600,000 shares or less. All options have a term of five years from the date of grant but shall terminate, lapse and expire at such earlier time or times as provided in the Option Agreement governing such option. Options granted are not subject to review and are conclusive, although in no event shall such purchase price be less than the fair market value (as defined in the Agreement). The following is a summary of the transactions under the NIE Plan:

Non-incentive Executive Stock
 Option Plan:
                                      1997            1996
                                    --------       --------
Outstanding, beginning of year      600,000             --

Exercised during the year                --             --

Terminated during the year               --             --

Granted during the year                  --        600,000
                                    --------       --------

Outstanding, end of year            600.000        600,000
                                    ========       ========

Eligible, end of year, for
 exercise currently                 198,000             --
                                    ========       ========

Option price per share           $4.00-$6.25    $10.00-$15.00

In December 1997, the Company amended the exercise prices on the 600,000 options, granted, in 1996, to the Chairman of the Board.

The Company has adopted the disclosure-only provisions of SFAS 123
(See Note 1o). Accordingly, no compensation cost has been recognized for grants of stock options. Had compensation cost for grants made under the Company's two stock option plans been determined based on the fair market value at the grant dates in a manner consistent with the provisions of SFAS 123, the Company's net (loss)/earnings and net (loss)/earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been adjusted to the pro forma amounts below:

                                 YEAR ENDED DECEMBER 31,
                      ----------------------------------------------
                          1997           1996                1995
                      -----------    ------------        -----------
                         (in thousands, except per share amounts)
Net (loss):

 As reported          $   (22,142)   $    (11,782)       $     1,673
 Pro forma            $   (23,840)   $    (12,587)       $     1,440

Net (loss)/
  earnings
  per share:

 As reported          $    (3.52)    $      (1.87)       $      0.27
 Pro forma            $    (3.78)    $      (2.00)       $      0.23

The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                 YEAR ENDED DECEMBER 31,
                      -----------------------------------------------
                           1997           1996              1995
                      -----------    ------------        -----------


Dividend yield              0.0%             0.0%             0.0%
Expected
  volatility               70.3%            47.0%            47.0%
Risk-free
  interest rate
  (per annum)               6.2%             6.2%             6.4%
Expected lives
   (in years)               3.1              4.3              3.9

In connection with their employment contracts, the Company's former President and its former Chief Financial Officer were granted 15,000 and 5,000 phantom shares, respectively, payable in cash only. These phantom shares vest, subject to the executive's continued employment with the Company, 25% per year on December
31st of each year, commencing December 31, 1994, and are payable in January 1998 in an amount equal to the product of the number of phantom shares vested in the executive, and the difference between the closing sales prices of the Company's Common Stock as reported by The Nasdaq Stock Market (National Market) at various points in time, as specified in their employment contracts. Through
December 31, 1997, no expenses have been accrued.

16.  RETIREMENT SAVINGS PLAN

The Company sponsors a retirement plan designed to qualify under
Section 401(k) of the Internal Revenue Code of 1986, as amended.
All employees over age twenty-one (21) who have been employed by the Company for at least one year with one thousand (1,000) hours of service are eligible to participate in the plan. Employees may contribute to the plan on a tax deferred basis generally up to 18% of their total annual salary, but in no event more than $9,500 in 1997. Under the plan, the Company makes matching contributions at the rate of 50% of the amount contributed by the employees up to a maximum of 2% of the employee's total annual compensation.

The employer contributions vest to the employee after five (5) years of an employee's service with the Company. At December 31, 1997, 93 employees were enrolled in the plan. The Company intends to contribute approximately $63,000 for 1997, and has contributed
$85,000 and $86,000 for 1996 and 1995, respectively.

17.  CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of investments in short-term investments in obligations of certain state and municipal entities and premiums receivable. Short-term investments are managed by professional investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1997, management believes that the Company has no significant concentrations of credit risk.

18.  COMMITMENTS AND CONTINGENCIES

a. In October 1994, WCNY changed its capitation arrangements with the majority of its providers from capitating primary care physicians with attendant risk-sharing to capitating the Alliances comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at an accumulated deficit since inception but have instituted measures designed to reduce this deficit and achieve profitability. The Alliance could request additional funding beyond the contractual increases described in Note 1a, from the Company, which management does not believe should be required and, if requested, by the Alliances does not intend to provide. As described in Note 4, in 1997, the Alliances received a $4.0 million cash infusion from an unrelated third-party.

In an effort to improve profitability of the Company and the Alliances, effective September 1996, WCNY entered into a letter of understanding with the Alliances to restructure the capitation arrangements. WCNY reassumed risk for certain previously capitated services, with a corresponding reduction in rates. WCNY capitated the Alliances for all physician services, both primary care and specialty services, on a PMPM basis for each HMO member associated with an Alliance except for physician services for certain diagnostics and mental health, which are capitated through regional integrated delivery systems. Management of the Alliances and WCNY believe that the these measures will enable the Alliances to maintain their operations and reduce their accumulated deficits.

b. Between April and June 1996, the Company, its former President and Chief Executive Officer, and its former Vice
President of Finance and Chief Financial Officer were named as defendants in twelve separate actions filed in Federal Court (the
"Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendant's violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

In July 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New
York, and an amended consolidating complaint (the "Complaint") was served in August 1996. The Complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. In October 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum
Decision and Order (the "Order"), entered in April 1997, the court
(i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants.
Because the Order did not specifically address the Company's motion to dismiss, in May 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defense to the Complaint. In
September 1997, the plaintiff's class was certified and the parties are currently actively engaged in the discovery process of the litigation.

Although management is unable to predict the likelihood of success on the merits of the consolidated class action, it has instructed its counsel to vigorously defend its interests. To date, the Company has indemnified both former officers who are defendants for costs incurred in defending the Securities Litigations. The
Company has insurance in effect which may, at least in part, offset any costs to be incurred in these litigations.

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

f. Leases - Future minimum rental payments (in thousands) required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December
31, 1997, are approximately as follows:


       Year                 Amount
     --------            ------------

      1998                     1,416
      1999                     1,205
      2000                     1,060
      2001                       489
      2002                       288
      Thereafter               1,215
                         ------------

     TOTAL               $     5,673
                         ============

19.  STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The New York State Department of Health requires that WCNY maintain cash balances equal to the greater of five percent (5%) of expected annual medical costs or $100,000. At December 31, 1997 and 1996, WCNY had required cash reserves of approximately
$5.8 and $6.7 million, respectively, included in Other Assets.
Additionally, WCNY is required to maintain a statutory reserve for the protection of subscribers in the event WCNY is unable to meet its obligations. The reserve must be increased annually by an amount equal to at least one percent (1%) of the premiums earned limited, in total, to a maximum of five percent (5%) of premiums earned for the most recent calendar year. At December 31, 1997 and 1996, WCNY had a required statutory reserve of approximately
$6.7 and $5.9 million respectively.

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

In January 1997, WCNY received the final report on its biennial statutory examination for the years ended December 31, 1994 and 1995 from NYSID. In 1996, during the course of the audit, the Company had recorded two non-recurring medical charges (See Note
2d) based on the interim findings and instructions of NYSID.
Additionally, the examiners determined that WCNY was not in compliance with all pertinent New York State regulation sections relating to WCNY's underwriting and rating procedures and referred the matter to NYSID's Office of General Counsel for disciplinary action. In December 1997, WCNY entered into a Stipulation
Agreement whereby it agreed to pay a penalty of $91,000 and to correct past violations. An additional penalty of $66,000 may be assessed if NYSID subsequently determines that WCNY has not made a good faith effort to recoup undercharges from incorrectly rated groups.

As a result of the examination, WCNY's statutory net worth was impaired by approximately $1.1 million. In March 1996, the Company made a capital contribution of $3 million to WCNY, and in October 1996, the Company loaned WCNY $3 million under the provisions of Section 1307 of the New York State Insurance Law.
Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of the free and divisible surplus, subject to the prior approval of the Superintendent of Insurance of the State of New York. These two cash infusions offset the examination's adjustment to WCNY's net worth.

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At December
31, 1997, WellCare had required cash reserves of $5.8 million and a contingent reserve of $6.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve.
WCNY executed a Section 1307 loan in March 1998, which has brought
WCNY's December 31, 1997, statutory net worth above the permitted
50% contingent reserve requirement. WCNY has been operating within the 50-100% discretionary contingent reserve requirement during 1997 with the full knowledge of NYSID. In June 1997 and November 1997, the Company loaned $3.1 and $1.3 million, respectively to WCNY under the provisions of Section 1307.
Management has had ongoing discussions and meetings with NYSID and has updated NYSID of the Company's plans to obtain additional funds during 1998, which the Company's Board has authorized to be contributed to WCNY's capital. Management expects that WCNY's
1998 budgeted return to profitability, together with the capital contribution and additional Section 1307 loans, if required, will fully fund the contingent reserve requirement in 1998.

In June and November 1997, the Company made capital contributions of $350,000 and $425,000 to WCCT to bring its statutory net worth to the required $1 million. The Company, on March 2, 1998, made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement.

20.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the year for:

                            1997           1996           1995
                         ----------     ----------     ----------
                                  (in thousands)

Income taxes             $     --  $  1,792  $  5,140

Interest                 $  1,507  $  1,951  $  1,387

During 1997, 1996 and 1995, WellCare entered into capital leases for equipment in the amounts of approximately $0, $176,000 and $605,000, respectively.

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, due from affiliates - net, advances to participating providers, other receivables - net, restricted cash, other non-current assets - net, due from affiliates, accounts payable and accrued expenses, approximate their fair values.

The fair value of notes receivables consisting primarily of advances to medical practices, is not materially different from the carrying value of financial statement purposes. In making this determination, the Company used interest rates based on an estimate of the credit worthiness of each medical practice.

The Subordinated Convertible Note was issued in a private placement in January 1996, and amended with the holder in February
1997, and January 1998 (see Note 12). There is no public market for this instrument or other debt of the Company and management believe it is not practicable to estimate its fair value at this time. The carrying amount of other long-term debt, the majority of which bears interest of floating rates, are assumed to approximate their fair value.

22.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected unaudited data reflecting the Company's consolidated results of operations for each of the last eight quarters are shown in the following table (in thousands, except per share amounts):

                                               1997
                                 ----------------------------------
                                 1st         2nd        3rd      4th
                                 -------     -------    -------  -------

Total revenue                    $34,278     $36,976   $35,537   $37,078

Total expenses                    47,280      36,871    39,959    41,901

Income/(loss) from operations    (13,002)        105    (4,422)   (4,823)

Net income/(loss)                (13,002)        105    (4,422)   (4,823)

Net income/(loss) per share        (2.06)        .01    ( 0.70)    (0.77)



                                             1996
                               ----------------------------------
                                 1st          2nd       3rd       4th
                               -------      -------   -------   -------

Total revenue                  $41,567      $41,193    $39,587   $38,904

Total expenses                  41,521       46,082(1)  50,622(2) 42,846

Income/(loss) from operations       46       (4,889)   (11,035)   (3,942)

Net income/(loss)                   28       (2,934)    (6,621)   (2,255)

Net income/(loss) per share       0.00        (0.47)     (1.05)    (0.35)

The sum of the above quarterly amounts may not equal reported year to date amounts due to rounding.
------------------------
(1) Includes a one-time $3.7 millions charge for the cost of hospital inpatient care for members, as assumed by the Company based on instruction from NYSID
    (see Note 2d).
(2) Includes a one-time $2.9 million charge to medical expenses for medical claims prior to October 1, 1994, which had previously been assumed by the
    Alliances, as per instructions from NYSID (see Note 2d).

          THE WELLCARE MANAGEMENT GROUP, INC.
                       Schedule I
     Condensed Financial Information of Registrant
                Condensed Balance Sheets
            As of December 31, 1997 and 1996
                     (in thousands)
                                            1997      1996
                                           --------  --------
ASSETS
CURRENT ASSETS:
  Cash and equivalents                     $   356   $ 4,518
Short-term investments                         103       920
  Accounts and other receivables - net       1,301     1,864
  Prepaid expenses and other
    current assets - net                     4,629     8,994
                                           --------  --------
  TOTAL CURRENT ASSETS                       6,389    16,296

INVESTMENT IN SUBSIDIARIES                     513    18,642
PROPERTY AND EQUIPMENT - net                   205       288
NOTES RECEIVABLE - LONG-TERM - net          10,670    10,893
OTHER ASSETS - net                           3,796     4,159
                                           --------  --------
  TOTAL                                    $21,573   $50,278
                                           ========  ========

LIABILITIES AND (DEFICIENCY IN ASSETS)/
   SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account and notes payable               $   329   $   327
  Current portion of long-term debt            34        69
  Accrued expenses and other                2,968     9,480
                                          --------  --------
  TOTAL CURRENT LIABILITIES                 3,331     9,876

LONG-TERM DEBT                             20,093    20,128
                                         --------  --------
  TOTAL LIABILITIES                        23,424    30,004
                                         --------  --------
(DEFICIENCY IN ASSETS)/SHAREHOLDERS' EQUITY:
  Common Stock                                 63        63
  Additional paid-in capital               26,624    26,624
  Accumulated deficit                     (34,987)  (12,121)
  Statutory reserve                         6,656     5,932
                                         --------  --------
                                           (1,644)   20,498
   Unrealized loss on
     short-term investments                    --      (11)
   Less:
     Notes receivable from shareholders         5        6
     Treasury stock - at cost                 202      207
                                         --------  --------
  TOTAL (DEFICIENCY IN ASSETS)/
     SHAREHOLDERS' EQUITY                  (1,851)  20,274
                                         --------  --------
  TOTAL                                  $ 21,573  $50,278
                                         ========  ========

          THE WELLCARE MANAGEMENT GROUP, INC.
                       Schedule I
   Condensed Financial Information of the Registrant
           Condensed Statements of Operations
  For the years ended December 31, 1997, 1996 and 1995
                     (in thousands)


                              1997      1996      1995
                           --------- --------- ---------
REVENUE:
  Fee income               $ 14,098  $ 16,248  $14,569
  Interest income             2,502     1,588    1,306
  Other income                  137       151    2,673
                           --------- --------- ---------

       TOTAL REVENUE         16,737    17,987   18,548
                           --------- --------- ---------

EXPENSES:
  General and administrative
    expenses                 18,483    22,642   21,730
  Interest expense            1,123     1,223      323
  Other expense - net           369       270       79
                           --------- --------- ---------

       TOTAL EXPENSES        19,975    24,135   22,132
                           --------- --------- ---------

LOSS FROM OPERATIONS         (3,238)   (6,148)  (3,584)
BENEFIT FOR INCOME TAX           --    (2,485)  (1,762)
                           --------- --------- ---------

  LOSS BEFORE
    EQUITY IN LOSS
    OF SUBSIDIARIES          (3,238)   (3,663)  (1,822)

EQUITY IN (LOSS)/INCOME OF
  SUBSIDIARIES-NET OF TAXES (18,904)   (8,119)   3,495
                           --------- --------- ---------

  NET (LOSS)/INCOME        $(22,142) $(11,782)  $1,673
                           ========= ========= =========

          THE WELLCARE MANAGEMENT GROUP, INC.
                       Schedule I
   Condensed Financial Information of the Registrant
           Condensed Statements of Cash Flows
  For the years ended December 31, 1997, 1996 and 1995
                     (in thousands)

                                      1997      1996      1995
                                   --------- --------- ---------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                          $(3,238)  $(3,663)  $(1,822)
  Depreciation and
    amortization                         353       341       163
  Loss/(gain) on sale of assets           16       (71)       53
  Decrease/(increase) in accounts
    receivable                           279      (300)     (347)
  Other - net                            483       109      (725)
                                   --------- --------- ---------
  NET CASH USED IN
    OPERATING ACTIVITIES              (2,107)   (3,584)   (2,678)
                                   --------- --------- ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Increase in notes receivable        (2,021)   (5,103)   (2,355)
  Capital contributions to
    subsidiaries - net                  (775)   (4,100)   (2,750)
  Sale of investments - net              817       342     4,804
   Purchase of equipment                  (9)       (8)     (121)
                                   --------- --------- ---------

  NET CASH USED IN
    INVESTING ACTIVITIES              (1,988)   (8,869)     (422)
                                   --------- --------- ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease)/increase in
    long-term debt                       (70)   16,158     3,026
  Increase/(decrease) in
    accounts and notes payable             2       282    (1,855)
  Proceeds from issuance of
    stock and treasury
    stock - net                           --         3       244
  Proceeds from exercise of
    stock options                         --       254       450
  Other - net                              1        (5)       21
                                   --------- --------- ---------
  NET CASH (USED IN)/PROVIDED
    BY FINANCING ACTIVITIES              (67)   16,692     1,886
                                   --------- --------- ---------
NET (DECREASE)/INCREASE IN
  CASH AND CASH EQUIVALENTS           (4,162)    4,239    (1,214)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                    4,518       279     1,493
                                   --------- --------- ---------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                        $   356   $ 4,518   $   279
                                   ========= ========= =========

          THE WELLCARE MANAGEMENT GROUP, INC.
                      Schedule II
           Valuation and Qualifying Accounts
  For the years ended December 31, 1997, 1996 and 1995
                     (in thousands)


                         Balance at                         Balance at
                         Beginning           Less:       End of
                         of Period Additions Deductions    Period
                        --------- --------- ----------  ----------

YEAR ENDED
DECEMBER 31, 1997

Allowance for
 doubtful accounts -
  Trade receivables     $3,365    $3,462    $3,292    $ 3,555

Allowance for
 doubtful accounts -
  Other receivables      5,048     1,755     5,666      1,137

Allowance for
 doubtful accounts -
  Notes receivable       5,345     2,755         4      8,096
                        -------   -------   -------   --------

Total                 $ 13,758   $ 7,992   $ 8,962   $ 12,788
                        =======   =======   =======   ========

YEAR ENDED
DECEMBER 31, 1996

Allowance for
 doubtful accounts -
  Trade receivables  $  1,514   $ 3,937   $ 2,086    $ 3,365

Allowance for
 doubtful accounts -
  Due from affiliates      --       216       216      --

Allowance for
 doubtful accounts -
  Other receivables       744     4,321        17      5,048

Allowance for
 doubtful accounts -
  Notes receivable      5,130       535       320      5,345
                       -------   -------   -------   --------

Total                  $7,388    $9,009    $2,639    $13,758
                       =======   =======   =======   ========

YEAR ENDED
DECEMBER 31, 1995

Allowance for
 doubtful accounts -
  Trade receivables    $  682    $  832    $   --    $ 1,514

Allowance for
 doubtful accounts -
  Other receivables        --       744        --        744

Allowance for
 doubtful accounts -
  Notes receivable         --     5,130        --      5,130
                       -------   -------   -------   --------

Total                  $  682    $6,706    $   --    $ 7,388
                       =======   =======   =======   ========


                        INDEX TO EXHIBITS

EXHIBIT NO.
-----------

3.1       Copy of Registrant's Restated
          Certificate of Incorporation            (1)

3.1a      Copy of Certificate of Amendment to
          Restated Certificate of Incorporation
          filed June 5, 1995                                (4)

3.1b      Copy of Certificate of Amendment to
          Restated Certificate of Incorporation
          (As Amended June 10, 1997)

3.2c      Copy of Registrant's Amended By-Laws
          (As Amended June 10, 1997)                       (11)

10.2d     Copy of Voluntary Separation and
          Release dated October 16, 1996,
          between Registrant and Edward A. Ullmann*         (8)

10.14     Form of Medicaid Contract between
          WellCare of New York, Inc. ("WCNY")and
          various counties of the New York State
          Department of Social Services                     (1)

10.15a    Copy of Restated Agreement dated March 1,
          1994, between WellCare Administration, Inc.
          and Diversified Pharmaceuticals, Inc.             (3)

10.16a    Copy of Reinsurance Agreement effective
          November 1, 1993, between Registrant and
          Preferred Life Insurance Company of
          New York                                          (3)

10.22     Copy of Lease dated February 1, 1993, between
          WCNY, as Tenant, and Huntington Associates, as
          Landlord, relating to lease of office space in
          Albany, New York                                  (1)

10.26a    Copy of Full Risk Capitation Agreement between
          Hudson Valley Family Health, P.C. and WCNY
          dated October 1, 1995                             (6)

10.27a    Copy of Full Risk Capitation Agreement between
          Valley Medical Services, P.C. and WCNY dated
          October 1, 1995                                   (6)

10.27b    Copy of Letter of Understanding between WCNY
          and the contracted Alliances (Valley Medical
          Services, P.C. and Hudson Valley Family
          Medical Health, P.C.)dated September 23, 1996     (9)

10.27c    Copy of Letter of Intent between Registrant,
          WCNY, Primergy, Inc., Valley Medical Services,
          P.C., and Hudson Valley Family Health, P.C.
          dated January 7,1997                              (9)

                   INDEX TO EXHIBITS

EXHIBIT NO.
-----------

10.33b    Copy of Employment and Consulting Agreement
          dated March 3, 1997, between Registrant and
          Registrant and Marystephanie Corsones*            (9)

10.35     Copies of Stock Purchase Warrants issued by
          Registrant to J.J. Farrell Associates, Inc.       (3)

10.37     Copy of Lease Agreement dated October 14, 1994,
          between Richard Bulger and WellCare Development,
          Inc.("WCD")                                       (3)

10.38     Copy of Management Agreement dated July 1,
          1994, between Registrant and its Wholly-Owned
          Subsidiary, WellCare of Connecticut, Inc.
          ("WCCT")                                          (3)

10.40     Copy of Note Purchase Agreement by and
          between Registrant and The 1818 Fund II, L.P.     (5)

10.40a    Copy of Letter Agreement dated February 28,
          1997, between Registrant and The 1818 Fund
          II, L.P.                                          (9)

10.40b Copy of Letter Agreement dated January 14, 1998 between Registrant and The 1818 Fund II, L.P.

10.41     Copy of 6% Subordinated Convertible Note
          Due December 31, 2002, between Registrant
          and The 1818 Fund II, L.P.                        (5)

10.42     Copy of Registration Rights Agreement
          between Registrant and The 1818 Fund II, L.P.     (5)

10.43     Copy of Asset Purchase Agreement between
          WellCare Medical Management, Inc. ("WCMM")and
          Primergy, Inc. dated June 30, 1995                (6)

10.44     Copy of Bill of Sale between WCMM and
          Primergy, Inc. dated June 30, 1995                (6)

10.45     Copy of Promissory Note in the amount of
          $5,130,000 between WCMM Inc. and
          Primergy, Inc. dated June 30, 1995                (6)

10.45a    Copy of Forbearance Agreement on the terms and
          conditions of a Promissory Note in the amount
          of $5,130,000 between Registrant and Primergy,
          Inc. dated February 26, 1997                      (9)

10.46     Copy of Note Agreement between WCMM and
          Primergy, Inc. dated June 30, 1995                (6)

10.49     Copy of Quota Share Reinsurance Agreement
          between Registrant and Allianz Life Insurance
          Company of North America dated September 1,
          1995                                              (6)


                   INDEX TO EXHIBITS

EXHIBIT NO.
-----------

10.50     Copy of Employment Contract dated May 29, 1996,
          and Stock Option Agreements between Registrant
          and Douglas A. Hayward*                           (7)

10.50a    Copy of Voluntary Separation Agreement and
          Release Between Douglas A. Hayward and the
          Registrant*

10.51     Copy of Employment Contract dated June 1, 1996,
          and Stock Option Agreements between Registrant
          and John E. Ott, M.D.*                            (7)

10.52     Copy of Employment Agreement dated September 1,
          1996, between Registrant and Joseph R. Papa*      (8)

10.53     Copy of Registrant's 1996 Non-Incentive
          Executive Stock Option Plan*                      (9)

10.54     Copy of Stock Option Agreement dated
          December 23, 1996, between Registrant
          and Robert W. Morey, Jr.*                         (9)

10.54a Copy of Amendment dated December 19, 1997, to Stock Option Agreement between Registrant and Robert W. Morey, Jr. for options to purchase 450,000 shares of Common Stock*

10.55     Copy of Promissory Note in the amount of
          $2,099,083 between Primergy, Inc. and
          Registrant dated February 19, 1997                (9)

10.56     Copy of Loan and Security Agreement made
          by Primergy, Inc. in favor of Registrant
          and WCMM dated as of February 19, 1997            (9)

10.57     Copy of Wellness Administrative Services
          Agreement dated July 1, 1996, and Amendment
          to Administrative Services Agreement dated
          October 10, 1996, between WCNY and Bienestar,
          Inc.                                              (9)

10.58     Copy of Lease Agreement dated July 1, 1996,
          between Candid Associates, as Lessor, and
          WCD, as Lessee, relating to lease of office
          space in North Haven, Connecticut                 (9)

10.59     Copy of Loan and Security Agreement dated
          April 1, 1997 between Catskill Medical
          Associates, P.C., WCNY and Registrant            (10)

10.60     Copy of Letter of Understanding dated
          June 30, 1997 between Primergy, Inc. and
          Registrant                                       (10)

10.61     Copy of Memorandum dated July 23, 1997 between
          Primergy, Inc. and Registrant                    (10)

                   INDEX TO EXHIBITS

EXHIBIT NO.
-----------

10.62     Amendment to Stock Option Agreement
          between Robert W. Morey, Jr. and Registrant for options to purchase 150,000 share of Common Stock

10.63     Copy of an Agreement of Lease between Reckson
          Operating Partnership, LP and WCD for the Tarrytown office.

11        Computation of Per Share Earnings

21        List of Subsidiaries

23        Consent of Independent Auditors

27        Financial Data Schedule

------------------------------------------------------------------

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

(9)       Incorporated by reference to the same exhibit in Registrant's
          Report on Form 10-K for the year ended December 31, 1996.

(10)      Incorporated by reference to the same exhibit in Registrant's
          Report on Form 10-Q for the period ended June 30, 1997.
(11)      Incorporated by reference to the same exhibit in Registrant's
          Report on Form 10-Q for the period ended September 30, 1997.

* Denotes Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

