Form 10-Q
period 1998-03-31
WELLCARE MANAGEMENT GROUP INC
filed 1998-05-15
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was requiring to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of Registrant's shares outstanding on May 1, 1998 was 5,295,367 shares of Common Stock, $.01 per value, and 1,004,025 shares of Class A Common Stock, $.01 par value.




                               Page 1 of 32 Pages
                            Exhibit Index on Page 29

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                    Page
                                                                    ----
PART 1 - CONSOLIDATED FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets at March 31, 1998
                and December 31, 1997                                  3

              Consolidated Statements of Operations for the
                Three Months Ended March 31, 1998 and 1997             5

              Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1998 and 1997             6

              Consolidated Statements of Shareholders' Equity
                for the Three Months Ended March 31, 1998              8

              Notes to Consolidated Financial Statements               9


Item 2        Management's Discussion and Analysis of
                Financial Condition and Results of Operations         20


PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                       25

Item 2        Changes in Securities                                   26

Item 3        Defaults Upon Senior Securities                         27

Item 4        Submission of Matters to a
                  Vote of Security Holders                            27

Item 5        Other Information                                       27

Item 6        Exhibits and Reports on Form 8-K                        27

Signatures                                                            28

Index to Exhibits                                                     29

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                    MARCH 31,       DECEMBER 31,
                                                      1998             1997
                                                    ---------       -----------
                                                    (unaudited)
ASSETS
CURRENT ASSETS:
    Cash and equivalents                            $ 1,970           $ 3,368
    Short-term investments -
    available for sale                                  103               103
    Accounts receivable (net
    of allowance for doubtful
    accounts of $2,753 in 1998
    and $2,422 in 1997)                               7,068             6,802
    Notes receivable (net of
      allowance for doubtful
      accounts of $5,761 in 1998
      and $5,441 in 1997)                               774               679
    Advances to participating providers               3,462             2,860
    Other receivables (net of allowances
      for doubtful accounts of $1,342 in
      1998 and $1,137 in 1997)                        4,453             4,873
    Taxes receivable                                    284               284
    Deferred tax asset                                3,927             3,927
    Prepaid expenses and other
    current assets                                      662               522
                                                    -------           -------
TOTAL CURRENT ASSETS                                 22,703            23,418
                                                    -------           -------

PROPERTY AND EQUIPMENT (net of
  accumulated depreciation and
  amortization of $6,857 in 1998
  and $6,528 in 1997)                                11,108            11,094

OTHER ASSETS:
    Restricted cash                                   5,771             5,771
    Notes receivable (net of allowance
      for doubtful accounts of $2,358
      in 1998 and $2,655 in 1997)                        28               122
    Preoperational costs (net of
      accumulated amortization of
      $2,886 in 1998 and $2,562 in 1997)              1,115             1,440
    Other non-current assets (net of
      allowance for doubtful accounts
      of $1,010 in 1998 and $1,133 in
      1997 and accumulated amortization
      of $963 in 1998 and $869 in 1997)               3,438             3,302
    Goodwill (net of accumulated
      amortization of $2,504 in 1998
      and $2,339 in 1997)                             7,226             7,391
                                                    -------           -------

TOTAL                                               $51,389           $52,538
                                                    =======           =======

                                                    MARCH 31,       DECEMBER 31,
                                                      1998             1997
                                                    ---------       -----------
                                                    (unaudited)
LIABILITIES AND SHAREHOLDERS'
    EQUITY/(DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
    Current portion of long-term debt               $ 1,319           $   618
    Medical costs payable                            17,406            16,199
    New York State demographic pool                     150             1,122
    Accounts payable                                  1,144             1,188
    Accrued expenses                                  2,843             3,722
    Unearned income                                   6,614             5,684
                                                    -------           -------
TOTAL CURRENT LIABILITIES                            29,476            28,533

LONG-TERM LIABILITIES:
    Long-term debt                                   24,982            25,856
                                                    -------           -------
TOTAL LIABILITIES                                    54,458            54,389
                                                    -------           -------
COMMITMENTS AND CONTINGENCIES                            --                --

SHAREHOLDERS' EQUITY/(DEFICIENCY
    IN ASSETS)
    Class A Common Stock ($.01 par
      value; 1,119,015 and 1,199,015
      shares authorized; 1,004,025
      and 1,084,025 shares issued
      and outstanding at March 31, 1998
      and December 31, 1997, respectively)               10                11
    Common Stock ($.01 par value;
      20,000,000 shares authorized,
      5,308,217 and 5,228,217 shares
      issued at March 31, 1998 and
      December 31, 1997, respectively)                   53                52

    Additional paid-in capital                       26,624            26,624
    Accumulated deficit                             (36,205)          (34,987)
    Statutory reserve                                 6,656             6,656
                                                    -------           -------
                                                      2,138            (1,644)
    Unrealized gain/(loss) on
      short-term investments                             --                --

    Less:
       Notes receivable from shareholders                 5                 5
       Treasury stock (at cost; 12,850
     shares of Common Stock at
       March 31, 1998 and December 31,
       1997, respectively)                              202               202
                                                    -------           -------
TOTAL SHAREHOLDERS' EQUITY/(DEFICIENCY
    IN ASSETS)                                       (3,069)           (1,851)
                                                    -------           -------
TOTAL                                               $51,389           $52,538
                                                    =======           =======


          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                         1998            1997
                                                         ----            ----
REVENUE:
    Premiums earned                                    $ 35,019        $ 33,830
    Interest and investment income                          268             326
    Other income - net                                      277             122
                                                       --------        --------
TOTAL REVENUE                                            35,564          34,278
                                                       --------        --------

EXPENSES:
    Medical expense                                      28,509          36,524
    General and administrative
      expenses                                            6,929           9,374
    Depreciation and amortization
      expense                                               912             945
    Interest expense                                        432             437
                                                       --------        --------
TOTAL EXPENSES                                           36,782          47,280
                                                       --------        --------
LOSS BEFORE INCOME TAXES                                 (1,218)        (13,002)
BENEFIT FOR INCOME TAXES                                     --              --
                                                       --------        --------
NET LOSS                                               $ (1,218)       $(13,002)
                                                       ========        ========


LOSS PER SHARE - BASIC                                 $  (0.19)       $  (2.06)
                                                       ========        ========
Weighted average shares of
   Common Stock outstanding                               6,299           6,298
                                                       ========        ========


LOSS PER SHARE - DILUTED                               $  (0.19)       $  (2.06)
                                                       ========        ========
Weighted average shares of Common
   Stock and Common Stock equivalents                     Not             Not
   outstanding                                        Applicable      Applicable








          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                          1998          1997
                                                          ----          ----

CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                                $ (1,218)      $(13,002)
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
      Depreciation and amortization                          912            945
      Loss on sale of assets and others                       --              1
Changes in assets and liabilities:
    (Increase)/decrease in accounts
      receivable - net                                      (266)         2,708
    Increase in medical costs payable                      1,207          2,583
    (Decrease)/increase in New York State
      demographic pool                                      (972)         3,426
    Decrease in accounts receivable -
      non-current - net                                        9            754
    Decrease in other receivables                            276          1,266
    Decrease in accounts payable,
      accrued expenses and other
      current liabilities                                   (924)          (174)
    Decrease in taxes receivable                              --          1,186
    (Increase)/decrease in prepaid
      expenses and other                                    (141)            91
    Increase in unearned income                              930            707
    (Increase)/decrease in advances to
      participating providers                               (602)           195
    Decrease in other non-current
      assets - excluding preoperational
      costs and account and other
      receivables                                             --             69
    Other - net                                              (94)           (65)
                                                        --------       --------
NET CASH USED IN OPERATING
  ACTIVITIES                                            $   (883)      $ (2,736)
                                                        --------       --------

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                          1998          1997
                                                          ----          ----

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of equipment                                  $  (342)         $   (61)
Decrease in notes receivable                                --               44
Sale of investments                                         --              385
Other investing activities                                  --               11
                                                       -------          -------

NET CASH (USED IN)/PROVIDED BY
  INVESTING ACTIVITIES:                                   (342)             379
                                                       -------          -------

CASH FLOW FROM FINANCING
  ACTIVITIES:
Repayment of notes payable and
  long-term debt                                          (173)            (202)
                                                       -------          -------
NET CASH USED IN
  FINANCING ACTIVITIES                                    (173)            (202)

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                      (1,398)          (2,559)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                    3,368            7,869
                                                       -------          -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                        $ 1,970          $ 5,310
                                                       =======          =======
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Income taxes paid                                  $    --          $    --
    Interest paid                                          388              418













          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1998
                                 (in thousands)
                                   (unaudited)

                               Class A                    Additional
                               Common       Common        Paid-In          (Accumulated        Statutory
                               Stock        Stock         Capital          Deficit)            Reserve
                               -------      ------        -------          --------            ---------
BALANCE,
DEC 31, 1997                   $   11       $   52        $26,624          $(34,987)           $ 6,656

Net change of
   valuation allowance
   of short-term
   investments

Conversion of Class
   A Common to Common
   Shares                          (1)           1

Net loss                                                                   $ (1,218)

BALANCE,
MARCH 31, 1998                 $   10       $   53        $26,624          $(36,205)           $ 6,656


                                                                                               Total
                               Unrealized                                                      Shareholders'
                               Gain/(Loss)                Notes                                Equity/
                               On Short-term              Receivables-          Treasury       (Deficiency
                               Investments                Shareholders'          Stock         in Assets)
                               -------------              -------------         --------       ----------
BALANCE,
DEC 31, 1997                   $   --                     $   (5)             $   (202)        $(1,851)

Net change of
   valuation allowance
   on short-term
   investments                     --                                                               --

Conversion of Class
   A Common to Common
   Shares

Net loss                                                                                        (1,218)

BALANCE,
MARCH 31, 1998                 $   --                     $   (5)             $   (202)        $(3,069)




          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at March 31, 1998, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ended December 31, 1998. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.  MEDICAL EXPENSE

a. During the 1997 year, the Company charged to medical expense approximately $1.7 million relating to the New York State Insurance Department ("NYSID") audit of the New York State market stabilization pool for the audit years 1993, 1994 and 1995, and for additional amounts due for the year 1996. The quarterly charge or credit to medical expense was calculated based on NYSID's preliminary assessment and the Company's ongoing discussions with NYSID. Subsequently, it was determined that the final expense was $1.7 million. The recording of this expense, by quarter in 1997, is as follows:

                     Q1 1997                   $ 4.3  million
                     Q2 1997                    (1.1) million
                     Q3 1997                    (1.5) million
                     Q4 1997                      --
                       Net 1997                $ 1.7  million

b. In April 1998, NYSID announced the distribution of approximately $110 million in accumulated pool funds to Health Plans to help offset losses resulting from adverse selection of its products by high cost enrollees. These pools had been established five years ago to reimburse Health Plans that covered a higher than average number of sick people. The surplus relates to the years 1993 to 1996.

Based on verbal notification from NYSID, WCNY has recorded an $800,000 reduction in medical expenses in the quarter ended March 31, 1998, with a corresponding reduction in liability to the New York State demographic pool. As part of this distribution, NYSID has limited 1998 individual and small group rate increases to less than ten percent (10%).

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

c. In 1994, two entities which were predecessors to the regional health care delivery networks (the "Alliances"/"IPAs") with which WellCare of New York, Inc. ("WCNY") contracted to provide health care services to WCNY's members, made payments of approximately $2,879,000 to providers in connection with the close out of the 1993 group risk accounts and to resolve certain disputed amounts between the Company and certain providers, which payments might otherwise have been made by the Company. Additionally, these entities paid approximately $1,833,000 directly to the Company in payment of 1993 provider deficits which would otherwise have been due to the Company directly from the providers. As originally reported in its 1994 consolidated financial statements, the Company recorded the $1,833,000 received as a reduction of medical expense, and the Company did not record as medical expense, the $2,879,000 paid directly to the providers by these entities.

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

The Company subsequently restated its 1994 consolidated financial statements to reflect the higher medical expenses, and established a medical expense accrual. As there were no specific accounts payable by the Company, this accrual is being reduced concurrently with the pay down of the bank loans, with a simultaneous reduction in medical expense. A reduction of medical expense of approximately $435,000 was recorded in the first quarter of 1997. The remaining principal balance, which is in default, is approximately $116,000 at May 11, 1998. The Company's ability to reduce future medical expense by the remaining $116,000 is contingent on this amount being paid.

d. WCNY had arrangements with several medical practices owned by the principal shareholder of the Buyer (see Note 3) for the promotion of WCNY's access to primary care medical services at these sites. As explained in Note 2e of Notes to Consolidated Financial Statements in the 1997 Annual Report on Form 10-K, WCNY has made advances to the practices ($150,000 in 1997, $2,388,763 in 1996 and $710,000 in 1995), and as a result of operating losses at the practices and the uncertainty of their ability to repay these advances, WCNY had previously reserved these receivables.

During the second half of 1997, the principal shareholder of the Buyer entered negotiations to sell these medical practices to unrelated third parties. Due to the continuing losses at these medical practices and their importance in providing medical services to a significant number of WCNY members, WellCare determined that it was in the best interests of WCNY's members and WellCare to continue to subsidize the practices to avoid service disruptions to WCNY's members. During the second half of 1997, approximately $583,000 was advanced by WellCare to these practices

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

to meet operating expenses, which amounts have been expensed in 1997 as bad debt expense. WellCare has advanced to the practices and expensed as bad debts an additional $166,000 in the first quarter of 1998. Three of the practices have been sold in 1998 and it is anticipated that the remaining medical practices will be sold in the first half of 1998.

3.  SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

In June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WellCare Medical Management, Inc. ("WCMM"), which was engaged in managing physician practices, and then sold the assets of WCMM for cash of $.6 million and note receivable of $5.1 million. The buyer (the "Buyer"), which had been newly formed to acquire WCMM, is in the business of managing medical practices and providing related consultative services, and entered into agreements to manage the Alliances. The Company also received a five-year option to acquire the Buyer, which option was canceled in 1996. The note receivable bears interest at a rate equal to prime plus 2% (10.5% at March 31, 1998), with interest payable monthly through July 31, 2000. The Buyer has paid only interest through January 1996.

The Company has also advanced $3.4 million to the Buyer ($.6 million in 1997, $2.1 million in 1996 and $.7 million in 1995) for operating expenses and unpaid interest, which obligations are documented by notes of $215,000 and $2.1 million and interest receivable of $1.1 million. The note for $215,000, which is dated February 26, 1996, bears interest at a rate equal to prime plus 2% (10.5% at March 31, 1998) and was due December 31, 1996. No payments of principal have been made on this note, nor payments of interest beyond May 1996.

In February 1997, the Buyer executed the promissory note for $2.1 million, bearing interest at the rate of prime plus 2% (10.5% at March 31, 1998), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below (no interest has been paid on this obligation). Subsequently, in February 1997, the Buyer entered into an Option Agreement with a potential investor (the "Investor"), whereby the Investor loaned the Buyer $4,000,000 and received an option to merge with the Buyer, exercisable through June 30, 1998. Concurrently, WellCare entered into an agreement with the Buyer whereby WellCare agreed to forebear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the Common Stock of the company resulting from the merger of the Investor and the Buyer. If the Investor merges with the Buyer, the $2.1 million note would be payable immediately, and the Company would have a 43% equity interest in the company resulting from the merger of the Investor and the Buyer.

The Investor has removed the contractual restriction limiting the Buyer's ability to explore other options and the Buyer has

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

identified strategies and is exploring other alternatives should the Investor not exercise its option. At the earlier of the Buyer relinquishing its option to merge (which would include expiration of the option), or March 14, 1999, the forebearance will be rescinded and the original payment terms of the $5.1 million note reinstated. The Buyer would be obligated to continue paying monthly interest on the $2.1 million note, with principal payments over a thirty-six month period to commence upon recession of the forbearance. The Buyer has not made any of the interest payments due under the $2.1 million note. The notes are subordinated to the Investor's security interest.

In view of the Buyer's operating losses and advances to the Alliances, the Company had obtained from certain of the Buyer's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. In April 1997, the Company's Board of Directors agreed to release these guarantees and related collateral pledged by the guarantors to secure the guarantees in exchange for the Buyer's stock options that such guarantors originally received from the Buyer and a release from the guarantors for any potential claims against WellCare associated with the transactions. In view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and the Buyer's default on the payments of the notes, the Company had fully reserved in 1995 the original $5.1 million note receivable, plus the $.7 million advanced in 1995. In 1996, the Company established an additional net reserve of $1.9 million for the $215,000 note, interest accrued on the notes, and advances receivable, net of the deferred gain of $144,000 on the original sale. In 1997, the Company established a reserve of $.8 million for 1997 accrued interest not paid by the Buyer and for advances made in 1997. In 1998, the Company established a reserve of $0.2 million for 1998 accrued interest not paid.

4.  LONG-TERM DEBT

Although the Company was current on all its mortgage obligations, in July 1997, Key Bank (the "Bank") notified the Company that it considered the Company not in compliance with the Target Loan to Value Ratio provided for in two of its mortgages, with outstanding balances of approximately $4.9 million. According to the Bank's calculations, the outstanding Loan Amount exceeded the corresponding Lendable Property Value, as defined, based on appraisals prepared for the Bank, by approximately $1.7 million. The Bank had requested that the Company either reduce the outstanding obligation, or provide additional collateral for $1.7 million, otherwise the Bank would consider the Company in default of the mortgage notes. A default would require the Company to pay a higher interest rate on the outstanding obligations, among other potential penalties. The Company disagreed with the Bank's valuation methodology and has informed the Bank in writing of this disagreement. The Company continues to classify the debts in accordance with their original terms.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.  SUBORDINATED CONVERTIBLE NOTE

In January 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20 million (the "Note"), with The 1818 Fund II, L.P. (the "Fund"), a private equity fund managed by Brown Brothers Harriman & Co. ("BBH & Co"). The Note and underlying terms were amended in February 1997 (the "1997 Amendment") by the Company and the Fund. In January 1998, The Fund agreed to convert $5 million of the Note into Common Stock of the Company, at a conversion price of $4 per share (the "1998 Amendment"), subject to approval by the New York State Department of Health ("DOH"). In May 1998, the DOH advised the Company that such approval was not required. As of May 15, 1998, the conversion is in the process of being completed.

The Company's Consolidated Balance Sheet at March 31, 1998, after giving pro forma effect to reflect the conversion in the first quarter of 1998 is as follows:


                                                 March 31, 1998
                                               -----------------
                                                (in thousands)

                                            Actual            Proforma
                                            ------            --------

Current Assets                              $22,703           $22,703
                                            -------           -------
Total Assets                                $51,389           $51,389
                                            =======           =======

Total Liabilities                           $54,458           $49,458

(Deficiency in Assets)/
 Shareholders' Equity                       $(3,069)          $ 1,931
                                            -------           -------
Total Liabilities and
 Shareholders' Equity                       $51,389           $51,389
                                            =======           =======

The remaining $15 million principal is payable in December 2002. Interest was initially at the rate of 6% per annum, amended in 1997 to 5.5% per annum, and amended in 1998 to 8% per annum, and is payable quarterly, The Note is subordinated to all senior indebtedness.

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

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

After the 1998 Amendment, The Fund has the right to convert the outstanding principal into shares of Common Stock of the Company at a conversion price of $8 per share, subject to an anti- dilution adjustment. Previously the conversion price was equal to 115% of the average price of the Company's Common Stock through February 1997, subject to adjustments for certain dilutive events, with a floor of $9 per share and a ceiling of $15 per share. Initially, the conversion price was $29 per share. The conversion price granted to the holder of the Note is adjusted, if the Company issues shares of its Common Stock or options, warrants or other rights to acquire shares of Common Stock of the Company at a price per share less than the current market price, or the conversion price at the time.

As part of the 1998 Amendment, the Fund agreed to waive any existing defaults known to it. The Company will also have the right to purchase one half of the shares of the Common Stock and the debt held by the Fund, for $12 million plus accrued interest, if consolidated earnings before taxes are positive for either the second or third quarter of 1998. This right is exercisable after filing the relevant Form 10-Q's, and prior to December 31, 1998.

6.  INCOME TAXES

In 1996, the Company recorded a deferred tax asset of approximately $5.4 million giving recognition to the future tax benefit of reversing temporary differences and state net operating loss carryovers ("NOL"). No valuation allowance was established for the deferred tax asset since realization was determined by management to be more likely than not based upon the Company's internal budget. Continuing operating losses in the first quarter of 1998 and for the year 1997, resulted in additional deferred tax benefits of approximately $0.5 million and $7.8 million, respectively, against which a 100% valuation allowance was provided. The maximum utilization period for the NOL's are fifteen (15) and five
(5) years for New York and Connecticut, respectively.

The ability to realize the tax benefits associated with these losses is dependent upon the Company's ability to generate future taxable income from operations and/or to effectuate successful tax planning strategies. Although management believes that profitable operations will be achieved in 1998, the Company has provided a 100% valuation allowance with respect to the additional 1997 and 1998 deferred tax assets in view of their size and length of the expected recoupment period. Management will continue to closely monitor the need for future adjustments to this valuation allowance.

The Company has also engaged Bear, Stearns Co. Inc., to review available strategic alternatives. The successful completion of a transaction could be a source of future taxable income. The Company also is a party to other pending transactions, the successful completion of which would generate taxable income in 1998. The realization of the tax benefits would be achieved upon the completion of any of these transactions.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7.  STOCK OPTIONS

The Company's 1993 Incentive and Non-Incentive stock option plan (the "Plan"), as amended, has 820,904 shares reserved for issuance, as of March 31, 1998, upon exercise of options granted or to be granted.

Options to purchase 727,479 shares of Common Stock at exercise prices ranging from $3.01 to $24.50 per share were outstanding under the Plan on March 31, 1998. Of the total options outstanding at March 31, 1998, options to purchase 402,988 shares were exercisable.

Effective February, 1, 1998, the exercise price of the CEO's options to purchase 30,000 shares at $15.00 per share granted in September 1997 was reduced from $15.00 per share to $4.51 per share. Additionally, the Company granted the CEO, effective February 1, 1998, five-year options to purchase 100,000 shares at an exercise price equal to $5.02 per share.

The Company has adopted the disclosure-only provisions of the FASB's SFAS No. 123, "Accounting for Stock Based Compensation" (SPAS 123"). Accordingly, no compensation cost has been recognized for grants of stock options.

8.  STATUTORY REQUIREMENTS

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At March 31, 1998, WellCare had required cash reserves of $5.8 million and a contingent reserve of $6.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a Section 1307 loan in March 1998, which has brought WCNY's statutory net worth above the permitted 50% contingent reserve requirement. WCNY has been operating within the 50-100% discretionary contingent reserve requirement during 1997 and 1998 with the full knowledge of NYSID. In June 1997 and November 1997, the Company loaned $3.1 and $1.3 million, respectively, to WCNY under the provisions of Section 1307. Management has had ongoing discussions and meetings with NYSID and has updated NYSID of the Company's plans to obtain additional funds during 1998, which the Company's Board has authorized to be contributed to WCNY's

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

capital. Management expects that WCNY's 1998 budgeted return to profitability, together with a capital contribution and additional Section 1307 loans, if required, will fully fund the contingent reserve requirement in 1998.

In June and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required $1 million. On March 2, 1998, the Company made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. WCCT was in compliance with the statutory net worth requirement at March 31, 1998.

9.  OTHER

In March 1998, the Company engaged Bear, Stearns and Co., Inc. to assist the Company in exploring its strategic opportunities. This could include joint venture, merger or sale of all or a portion of the Company.

10. COMMITMENTS AND CONTINGENCIES

a. In October 1994, WCNY changed its capitation arrangements with the majority of its providers from capitating primary care physicians with attendant risk-sharing to capitating the Alliances comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at an accumulated deficit since inception but have instituted measures designed to reduce this deficit and achieve profitability. The Alliance could request additional funding beyond the contractual increases from the Company, which management does not believe should be required and, if requested, by the Alliances does not intend to provide. During 1997, the Alliances received a $4.0 million cash infusion from an unrelated third-party.

In an effort to improve profitability of the Company and the Alliances, effective September 1996, WCNY entered into a letter of understanding with the Alliances to restructure the capitation arrangements. In April 1998, formal contracts were finalized and executed. WCNY reassumed risk for certain previously capitated services, with a corresponding reduction in rates. WCNY capitated the Alliances for all physician services, both primary care and specialty services, on a PMPM basis for each HMO member associated with an Alliance except for physician services for certain diagnostics and mental health, which are capitated through regional integrated delivery systems. Management of the Alliances and WCNY believe that the these measures will enable the Alliances to maintain their operations and reduce their accumulated deficits.

The Company has been advised by counsel that it would have no financial liability to providers with whom the Alliances/IPAs had contracted for services rendered in the event the Alliances/IPAs were unable to maintain their operations. Further, the Company has direct contracts with providers which would require the

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

providers to continue medical care to members on the financial terms similar to those in the Alliances'/IPAs' agreement with providers, in the event that the Alliances/IPAs were unable to maintain their operations.

Nevertheless, in the event of continuing losses or increasing deficits by the Alliances/IPAs, the Alliances could request increased capitation rates from the Company.

Management of the Company does not believe that such additional financial or increased contractual capitation rates should be required by the Alliances/IPAs and has no intention to agree to such terms if requested by the Alliances/IPAs beyond the negotiated contractual increases. However, as described in Note 2d of Notes to Consolidated Financial Statements in the 1997 Annual Report, the Company agreed to record charges to medical expense based on the instructions of NYSID. Effective September 1996, the Company entered into a letter of understanding with the Alliances/IPAs to restructure its capitation arrangement. Under this understanding, the Company reassumed risk for certain previously capitated services with a corresponding reduction in rates.

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

d. On July 31, 1996 and October 3, 1996 the Securities and Exchange Commission issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996. It is management' understanding that the Securities and Exchange Commission investigation is continuing.

e. Other - The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of management, the amount of loss that might be sustained, if any, would not have a material effect on the Company's consolidated financial statements.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including short-term investments, advances to participating providers, other receivables - net, restricted cash, other non-current assets - net, accounts payable and accrued expenses approximate their fair values.

The fair value of notes receivable consisting primarily of advances to medical practices, is not materially different from the carrying value for financial statement purposes. In making this determination, the Company used interest rates based on an estimate of the credit worthiness of each medical practice.

The Subordinated Convertible Note was issued in a private placement in January 1996, and amended with the holder in February 1997 and January 1998, as described in Note 5. There is no public market for this instrument or other debt of the Company and management believes it is not practicable to estimate its fair

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

value at this time. The carrying amount of other long-term debt, the majority of which bears interest at floating rates, are assumed to approximate their fair value.

12. EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share - Basic calculations are based on a weighted average number of shares outstanding for the applicable period. Earnings/(loss) per share - Diluted calculations are based on a weighted average number of shares plus equivalent shares outstanding, except if the effect on the per share amounts of including equivalents would be anti-dilutive.

Item 2   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included in the quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 1997 financial statements states that "the Company's recurring losses from operations, cash used in operations, deficiency in assets at December 31, 1997 and failure to maintain 100% of the contingent reserve requirement for the New York State Department of Insurance ("NYSID") at December 31, 1997 raise substantial doubt about its ability to continue as a going concern."

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

The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the periods indicated:


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                          1998            1997
                                                          ----            ----

Revenue:
Premiums earned                                           98.5%           98.7%
Interest and other income                                  1.5             1.3
                                                         -----           -----

Total revenue                                            100.0           100.0

Expenses:
Hospital services                                         25.9            28.9
Physician services                                        54.5            62.4
Other medical services                                    (0.3)           15.2
                                                         -----           -----
Total medical expenses                                    80.1           106.5
General and administrative                                19.5            27.3
Depreciation and amortization                              2.6             2.7
Interest and other expenses                                1.2             1.3
                                                         -----           -----
Total expenses                                           103.4           137.8

Loss before income taxes                                  (3.4)          (37.8)
Provision for income taxes                                 0.0             0.0
                                                         -----           -----
Net loss                                                  (3.4)%         (37.8)%
                                                         -----           -----
STATISTICAL DATA:
HMO member months enrollment                           208,221         233,791
Medical loss ratio (1)                                    81.4%          108.0%
General and administrative
  ratio (2)                                               19.5%           27.3%
------------------------
(1) Total medical expenses as a percentage of premiums earned; reflects the combined rates of commercial, Medicaid, Full- Risk Medicare and Medicare supplemental members.

(2) General and administrative expenses as a percentage of total revenue.

THREE MONTHS ENDED MARCH 31, 1998
COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Premiums earned in the first quarter of 1998 increased by 3.5%, or $1.2 million, to $35.0 million from $33.8 million in the first quarter of 1997. Premium revenue in the first quarter of 1997, after a pro forma adjustment to reflect the net impact of Medicaid rate changes during 1997, was $34.4 million. Medicaid premium revenue, after giving effect in 1997 to the rate changes discussed above, increased 43.2%, or $2.5 million, primarily as a result of an increase in average per member rates of 23.3%, or $1.6 million, plus a 16.2% increase, or $0.9 million, in member months. Medicare premium revenue increased 111.8%, or $5.5 million, as a result of a 99.8% increase in member months, accompanied by an increase in average per member rates of 6.0%, or $0.6 million. Commercial premium revenue decreased 31.4%, or $7.4 million, as a result of a 30.1%, or $7.1 million, decrease in member months and a 1.8% decrease in average member rates. The decline in Commercial membership is attributable to WellCare's more stringent application of its credit standards, pursuant to which contracts for non-paying or slow-paying groups were canceled or not renewed, as well as to customers' adverse reaction to the negative publicity received by the Company related to the restatement of its 1994 financial results in 1996. The loss of commercial membership in 1997 was also affected by WCNY's non-competitive rates relative to other companies operating within WCNY's marketplace. The rates in effect during 1996 and in the first half of 1997 caused a decline in renewing membership for 1997. During 1997, the Company adjusted its premium rates to be competitive within the principal markets where WCNY operates. The Company believes it is positioned to increase 1998 premium rates and remain competitive in the marketplace. Total member months in the quarter ended March 31, 1998 decreased 10.9% to 208,221 as compared to 233,791 for the quarter ended March 31, 1997.

Interest and other income increased 21.7%, or $0.1 million, to $0.5 million in the first quarter of 1998, primarily due to an increase in third party reimbursements.

Medical expenses decreased 21.9% or $8.0 million, to $28.5 million in the first quarter of 1998, from $36.5 million in 1997. There was a 12.4% decrease on a per member per month ("PMPM") basis and decrease as a percentage of premiums earned (the "medical loss ratio") from 108.0% in 1997 to 81.4% in 1998. The decrease in medical expenses from 1997 is primarily due to decreased commercial membership and the Company's efforts to improve the medical cost economics of the business, partially offset by increases attributable to a change in product mix. Beginning in the third quarter of 1996 and throughout 1997, the Company made a major effort to improve the medical cost economics of the business. These initiatives principally revolved around renegotiated provider contracts and an improved effort in utilization management. The shift in the percentage of member months attributable to Medicare versus commercial has also affected medical costs.

The first quarter 1998 medical expenses include the following accrual items: a $0.5 million charge for adverse development relating to medical claims for the second half of 1997; a $0.8 million credit relating to the accumulated pool funds distribution announced by NYSID; and a $0.2 million credit to adjust the 1997

New York demographic pool liability downward to the actual liability. In the absence of such additional items, medical expenses would have been $29.0 million and the medical loss ratio would have been approximately 82.8%. The 1997 medical expenses include the following accrual items: a $2.3 million charge for adverse development relating to 1996 medical claims, a $4.3 million charge for the estimated liability related to NYSID's audit of the 1993-1995 demographic pool and the 1996 demographic pool, and a $0.4 million credit relating to the 1994 restatement. In the absence of such additional items, medical expenses would have been $30.3 million and the medical loss ratio, after also taking into account the pro forma premium adjustments, would have been approximately 88.3%.

General and administrative (G&A) expenses decreased 26.1%, or $2.5 million, to $6.9 million in the first quarter of 1998 and decreased as a percentage of total revenue (the "G&A ratio") to 19.5% in the first quarter of 1998 from 27.3% in the first quarter of 1997. The decrease in G&A expenses resulted primarily from a decrease in bad debt expense and a decrease in payroll and payroll-related expenses resulting from staff reductions in January 1998.

Depreciation and amortization remained constant at $0.9 million, as there were no significant acquisitions or dispositions in 1997 and 1998.

Interest expense remained constant at $0.4 million. The 1998 Amendment (see Note
5) will result in an increase to annual interest expense on the Note of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

In January, 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002, with The 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co. The Company utilized a part of the net proceeds of this private placement to retire a portion of its debt. The Note, was amended in February 1997, and subsequently in January 1998, and is convertible into shares of WellCare Common Stock. In January 1998, the Fund agreed to convert $5 million of the Note into 1,250,000 shares of Common Stock of the Company at a conversion price of $4 per share, subject to an anti-dilution adjustment. The agreement to convert was subject to the approval of the DOH. In May 1998, the DOH advised the Company that such approval was not required. As of May 15, 1998, the conversion is in the process of being completed. The Note initially accrued interest at 6.0% per annum, amended to 5.5% per annum in 1997 and amended to 8% per annum in 1998. The conversion price after the 1998 amendment is $8 per share for the remaining $15 million debt, and the mandatory redemption percentage is 150%. The Company will also have the right to purchase one half of the shares of the Common Stock and the debt held by the Fund, for $12 million plus accrued interest, if consolidated earnings before taxes are positive for either the second or third quarter of 1998. This right is exercisable after filing the relevant Form 10-Q, and prior to December 31, 1998.

The Company's requirements for working capital are principally to meet current obligations, fund geographic and product expansion for HMO operations, maintain necessary regulatory reserves, and marketing and product expansion.

Net cash used by operating activities was $0.9 million during the first quarter of 1998 as compared to $2.7 million for the first quarter of 1997. The cash used in the first quarter of 1998 was to fund the cash operating loss and the net decrease in payables, partially offset by an increase in unearned income. The cash used in operations in the first quarter of 1997 resulted primarily from the operating loss and the decrease in medical costs payable, partially offset by the impact of a decrease in accounts and other receivables and an increase in accounts payable. Cash used for capital expenditures was approximately $0.3 million during the first quarter of 1998 as compared to $.1 million for the same period in 1997.

Recent legislation by New York State ("Prompt Pay" legislation) requires HMOs, effective with claims submitted for services provided after January 22, 1998, to pay undisputed ("clean") claims within 45 days of date of receipt. It is too early to determine if the prompt pay rule will require the Company to accelerate the payment pattern of its claims.

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At March 31, 1998, WellCare had required cash reserves of $5.8 million and a contingent reserve of $6.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a Section 1307 loan in March 1998, which has brought WCNY's December 31, 1997, statutory net worth above the permitted 50% contingent reserve requirement. WCNY has been operating within the 50% discretionary contingent reserve requirement during 1997 and 1998 with the full knowledge of NYSID. In June 1997 and November 1997, the Company loaned $3.1 and $1.3 million, respectively, to WCNY under the provisions of Section 1307. Management has had ongoing discussions and meetings with NYSID and has updated NYSID of the Company's plans to obtain additional funds during 1998, which the Company's Board has authorized to be contributed, as needed, to WCNY's capital. Management expects that WCNY's 1998 budgeted return to profitability, together with the capital contribution and additional Section 1307 loans, if required, will fully fund the contingent reserve requirement in 1998.

WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. In June and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required $1 million. The Company, on March 2, 1998, made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. At March 31, 1998, WCCT was in compliance with the statutory net worth requirement.

At March 31, 1998, the Company had working capital deficiency of $6.8 million, excluding the $5.8 million cash reserve required by New York State which is classified as a non-current asset, compared to a working capital deficiency of $5.1 million at December 31, 1997; the increased deficiency is attributable primarily to the operating loss for the first quarter of 1998. The Company intends to finance its current and future operations from the positive cash flow from its projected return to profitability in 1998 via increased membership, rate increases and further reductions in medical and general and administrative expenses. The Company is also aggressively pursuing balances due from commercial customers in accordance with contractual stipulations to more closely match the collection of premium with the payment of provider capitation fees and fees for service. A significant portion of premiums receivable are due from governmental agencies relating to the Medicaid program, some of which relate to 1996 and 1997. Approximately $850,000 has been collected through April 1998, and the remainder is anticipated to be collected in the second and third quarters of 1998. The collection of these balances will have a positive impact on the Company's cash flow.

In March 1998, the Company engaged Bear, Stearns & Co. Inc. to assist the Company in exploring its strategic opportunities. This could include joint venture, merger or sale of all or a portion of the Company.

Additionally, cash is expected from the proceeds upon the anticipated exercise of the Investor's option to merge with the Buyer, as discussed in Note 3 or if another buyer is found. There can be no assurance that any transaction will occur. Management believes that the Company will have sufficient funds available from the above sources to maintain its planned level of operations and programs for 1998.

At March 31, 1998, the Company had total mortgage indebtedness of $5.8 million outstanding on five of its office buildings, of which approximately $0.8 million is due February 1, 1999, approximately $4.0 million is due January 1, 2000, approximately $0.7 million is due March 1, 2000, and approximately $0.3 million is due March 1, 2001.

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

In July 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidated complaint (the "Complaint") was served in August 1996. The complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. In October 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered in April 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants. Because the Order did not specifically address the Company's motion to dismiss, in May 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defense to the Complaint. In September 1997, the plaintiff's class was certified and the parties are currently actively engaged in the discovery process of the litigation.

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

On July 31, 1996 and October 3, 1996 the Securities and Exchange Commission issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996. It is management' understanding that the Securities and Exchange Commission investigation is continuing.


Item 2   Changes in Securities

Not Applicable

Item 3   Defaults Upon Senior Securities

During 1997, the Company was in default of certain provisions of the Note Purchase Agreement and the 1997 Amendment between the Company and The 1818 Fund II, L.P. (see Note 5). In January 1998, The 1818 Fund II, L.P., as part of the 1998 Amendment to the Note, waived any existing defaults known to it under the loan documents.


Item 4   Submission of Matters to a Vote of Security Holders

Not Applicable


Item 5   Other Information

On March 10, 1998, the Company named Adele Reiter, Esq. as Vice President, Legal and Governmental Affairs.

On April 3, 1998, Jack Sizer, M.D. resigned as Chief Medical Director.

On April 24, 1998, Howard B. Lorch resigned as Vice President and Chief Financial Officer.

On May 1, 1998, the Company named Craig S. Dupont as Chief Financial Officer.


Item 6   Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit 10.49a Copy of Amendment to Quota Share Reinsurance Agreement between Registrant and Allianz Life Insurance Company of North America dated March 20, 1998

    Exhibit 11          Computation of Net Income Per Share of Common Stock

    Exhibit 27          Financial Data Schedule

(b) Reports on Form 8-K

    Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The WellCare Management Group, Inc.



By: /s/ Joseph R. Papa
-----------------------------------
Joseph R. Papa
President, Chief Executive Officer
and Chief Operating Officer
(Principal Executive Officer)




By: /s/ Edward J. Halas
-----------------------------------
Chief Financial Accounting Officer
(Principal Accounting Officer)






Date:    May 15, 1998

                                INDEX TO EXHIBITS


All exhibits below are filed with this Quarterly Report of Form 10-Q:



EXHIBIT NUMBER
--------------

10.49a Copy of Amendment to Quota Share Reinsurance Agreement between Registrant and Allianz Life Insurance Company of North America dated March 20, 1998

11            Computation of Net Income Per Share of Common Stock


27            Financial Data Schedule