Form 10-Q
period 1998-06-30
WELLCARE MANAGEMENT GROUP INC
filed 1998-08-14
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------


                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was requiring to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of Registrant's shares outstanding on August 3, 1998 was 6,545,367 shares of Common Stock, $.01 per value, and 1,004,025 shares of Class A Common Stock, $.01 par value.



                               Page 1 of 187 Pages
                            Exhibit Index on Page 34

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
PART 1 - CONSOLIDATED FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets at June 30, 1998
                 and December 31, 1997                                         3

              Consolidated Statements of Operations for the
                Three Months and Six Months Ended
                 June 30, 1998 and 1997                                        5

              Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 199                                  6

              Consolidated Statements of Shareholders' Equity
                for the Six Months Ended June 30, 1998                         8

              Notes to Consolidated Financial Statements                      10


Item 2        Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 22


PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                               29

Item 2        Changes in Securities                                           30

Item 3        Defaults Upon Senior Securities                                 30

Item 4        Submission of Matters to a
                Vote of Security Holders                                      30

Item 5        Other Information                                               31

Item 6        Exhibits and Reports on Form 8-K                                32

Signatures                                                                    33

Index to Exhibits                                                             34

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                   JUNE 30,     DECEMBER 31,
                                                    1998            1997
                                                    ----            ----
                                                   (unaudited)
ASSETS
CURRENT ASSETS:
    Cash and equivalents                           $ 2,460       $ 3,368
    Short-term investments -
    available for sale                                 103           103
    Accounts receivable (net
    of allowance for doubtful
    accounts of $2,695 in 1998
    and $2,422 in 1997)                              8,889         6,802
    Notes receivable (net of
      allowance for doubtful
      accounts of $6,205 in 1998
      and $5,441 in 1997)                              864           679
    Advances to participating providers              1,690         2,860
    Other receivables (net of allowances
      for doubtful accounts of $1,548 in
      1998 and $1,137 in 1997)                       1,702         4,873
    Taxes receivable                                   284           284
    Deferred tax asset                               3,927         3,927
    Prepaid expenses and other
    current assets                                     570           522
                                                   -------       -------
TOTAL CURRENT ASSETS                                20,489        23,418
                                                   -------       -------

PROPERTY AND EQUIPMENT (net of
  accumulated depreciation and
  amortization of $7,185 in 1998
  and $6,528 in 1997)                               10,947        11,094

OTHER ASSETS:
    Restricted cash                                  5,771         5,771
    Notes receivable (net of allowance
      for doubtful accounts of $1,938
      in 1998 and $2,655 in 1997)                       28           122
    Preoperational costs (net of
      accumulated amortization of
      $3,182 in 1998 and $2,562 in 1997)               819         1,440
    Other non-current assets (net of
      allowance for doubtful accounts
      of $1,010 in 1998 and $1,133 in
      1997 and accumulated amortization
      of $1,058 in 1998 and $869 in 1997)            3,385         3,302
    Goodwill (net of accumulated
      amortization of $2,661 in 1998
      and $2,339 in 1997)                            7,068         7,391
                                                   -------       -------

TOTAL                                              $48,507       $52,538
                                                   =======       =======

                                                   JUNE 30,     DECEMBER 31,
                                                    1998            1997
                                                    ----            ----
                                                   (unaudited)

LIABILITIES AND SHAREHOLDERS'
    EQUITY/(DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
    Current portion of long-term debt              $ 1,311       $   618
    Medical costs payable                           17,212        16,199
    New York State demographic pool                    150         1,122
    Accounts payable                                   876         1,188
    Accrued expenses                                 2,549         3,722
    Unearned income                                  7,119         5,684
                                                    ------       -------
TOTAL CURRENT LIABILITIES                           29,217        28,533

LONG-TERM LIABILITIES:
    Long-term debt                                  19,841        25,856
                                                   -------       -------
TOTAL LIABILITIES                                   49,058        54,389
                                                   -------       -------
COMMITMENTS AND CONTINGENCIES                           --            --

SHAREHOLDERS' EQUITY/(DEFICIENCY
    IN ASSETS)
    Class A Common  Stock  ($.01  par
      value;  1,119,015  and  1,199,015
      shares authorized;  1,004,025 and
      1,084,025 shares issued and outstanding
      at June 30, 1998 and December 31, 1997,
      respectively)                                     10            11
    Common Stock ($.01 par value;
      20,000,000 shares authorized,
      6,558,217 and 5,228,217 shares
      issued at June 30, 1998 and
      December 31, 1997, respectively)                  65            52

    Additional paid-in capital                      31,612        26,624
    Accumulated deficit                            (38,687)      (34,987)
    Statutory reserve                                6,656         6,656
                                                   -------       -------
                                                      (344)       (1,644)
    Unrealized gain/(loss) on
      short-term investments                            --            --

    Less:
       Notes receivable from shareholders                5             5
       Treasury stock (at cost; 12,850
     shares of Common Stock at
       June 30, 1998 and December 31,
       1997, respectively)                             202           202
                                                   -------       -------
TOTAL SHAREHOLDERS' EQUITY/(DEFICIENCY
    IN ASSETS)                                        (551)       (1,851)
                                                   -------       -------
TOTAL                                              $48,507       $52,538
                                                   =======       =======


          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                      THREE MONTHS               SIX MONTHS
                                                     ENDED JUNE 30,             ENDED JUNE 30,
                                                     --------------             --------------
                                                     1998          1997         1998          1997
                                                     ----          ----         ----          ----

REVENUE:
    Premiums earned                                  $38,006      $36,614       $73,025      $ 70,444
    Interest and investment income                       320          229           589           555
    Other income - net                                   151          133           427           255
                                                     -------      -------       -------      --------
TOTAL REVENUE                                         38,477       36,976        74,041        71,254
                                                     -------      -------       -------      --------

EXPENSES:
    Medical expense                                   32,626       28,193        61,135        64,717
    General and administrative
      expenses                                         7,008        7,357        13,937        16,731
    Depreciation and amortization
      expense                                            877          933         1,789         1,879
    Interest expense                                     448          388           880           824
                                                     -------      -------       -------      --------
TOTAL EXPENSES                                        40,959       36,871        77,741        84,151
                                                     -------      -------       -------      --------
(LOSS)/INCOME BEFORE INCOME TAXES                     (2,482)         105        (3,700)      (12,897)
BENEFIT FOR INCOME TAXES                                  --           --            --            --
                                                     -------      -------       -------      --------
NET (LOSS)/INCOME                                    $(2,482)     $   105       $(3,700)     $(12,897)
                                                     =======      =======       =======      ========


NET (LOSS)/INCOME PER SHARE - BASIC                  $ (0.36)     $  0.02       $ (0.56)     $  (2.05)
                                                     =======      =======       =======      ========
Weighted average shares of
    Common Stock outstanding                           6,924        6,298         6,612         6,298
                                                     =======      =======       =======      ========


NET (LOSS)/INCOME PER SHARE -
  DILUTED                                            $ (0.36)     $  0.01       $ (0.56)     $  (2.05)
                                                     =======      =======       =======      ========
Weighted average shares of
    Common Stock and Common
    Stock equivalents
    outstanding                                        6,924        8,227         6,612         6,298
                                                     =======      =======       =======      ========


          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                          SIX MONTHS ENDED JUNE 30,
                                          -------------------------
                                               1998       1997
                                               ----       ----

CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                    $ (3,700)   $(12,897)
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
      Depreciation and amortization            1,789       1,879
      Loss on sale of assets and others           --         100
Changes in assets and liabilities:
    (Increase)/decrease in accounts
      receivable - net                        (2,087)        587
    Decrease in advances to
      participating providers                  1,170         141
    Decrease in other receivables              2,983       1,304
    Increase/(decrease) in medical costs
      payable                                  1,013      (3,576)
    (Decrease)/increase in New York State
      demographic pool                          (972)      2,360
     Decrease in accounts payable,
      accrued expenses and other
      current liabilities                     (1,486)       (789)
    Increase in unearned income                1,435       1,415
    (Increase)/decrease in prepaid
      expenses and other                         (48)        114
    Decrease in other non-current
      assets - excluding preoperational
      costs and account and other
      receivables                                 96          90
    Decrease in accounts receivable -
      non-current - net                            9         454
    Decrease in taxes receivable                  --       6,256
    Other - net                                 (186)       (134)
                                            --------    --------

NET CASH PROVIDED BY/(USED IN)
 OPERATING ACTIVITIES                       $     16    $ (2,696)
                                            --------    --------

                                          SIX MONTHS ENDED JUNE 30,
                                          -------------------------
                                               1998       1997
                                               ----       ----

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of equipment                       $   (509)   $   (150)
Increase in notes receivable                     (90)         (2)
Sale of investments                               --         486
Other investing activities                        --          16
                                             -------     -------


NET CASH (USED IN)/PROVIDED BY
  INVESTING ACTIVITIES:                         (599)        350
                                             -------     -------

CASH FLOW FROM FINANCING
FINANCE ACTIVITIES:
Issuance of common stock upon conversion
 of long-term debt                             5,000          --
Conversion of long-term debt into
 common stock                                 (5,000)         --
Repayment of long-term debt                     (325)       (363)
                                             -------     -------
NET CASH  USED IN
  FINANCING ACTIVITIES                          (325)       (363)

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              (908)     (2,709)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          3,368       7,869
                                             -------     -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                              $ 2,460     $ 5,160
                                             =======     =======
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Income taxes paid                        $    --     $    --
    Interest paid                                774         547


          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1998
                                 (in thousands)
                                   (unaudited)

                               Class A                    Additional
                               Common       Common        Paid-In        Accumulated           Statutory
                               Stock        Stock         Capital          Deficit             Reserve
                               -------      ------        -------          --------            ---------
BALANCE,
DEC 31, 1997                   $   11       $   52        $26,624          $(34,987)           $ 6,656


Net change of
   valuation allowance
   of short-term
   investments


Conversion of Class
   A Common to Common
   Shares                           1            1



Net loss                                                                   $ (1,218)


BALANCE,
MARCH 31, 1998                 $   10       $   53        $26,624          $(36,205)           $ 6,656


Net change of
   valuation allowance
   of short-term
   investments


Conversion of Subordinated
   Convertible Note into
   Common Shares                                12          4,988


Net loss                                                                   $ (2,482)


BALANCE,
JUNE 30, 1998                  $   10       $   65        $31,612          $(38,687)           $ 6,656

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1998
                                 (in thousands)
                                   (unaudited)


                                                                                       Total
                               Unrealized                                               Shareholders'
                               Gain/(Loss)          Notes                               Equity/
                               On Short-term        Receivables-        Treasury       (Deficiency
                               Investments          Shareholders'         Stock         in Assets)
                               -------------        -------------       --------       ----------
BALANCE,

DEC 31, 1997                   $   --               $   (5)             $   (202)       $(1,851)


Net change of
   valuation allowance
   on short-term
   investments                     --                                                         --


Conversion of Class
   A Common to Common
   Shares                                                                                     --


Net loss                                                                                  (1,218)


BALANCE,
MARCH 31, 1998                 $   --               $   (5)             $   (202)       $ (3,069)


Net change of
   valuation allowance
   on short-term
   investments                     --                                                         --


Conversion of Subordinated
   Convertible Note into
   Common Shares                                                                           5,000


Net loss                                                                                  (2,482)


BALANCE,
JUNE 30, 1998                  $    -               $   (5)             $   (202)       $   (551)

          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which have been audited by Deloitte & Touche, LLP, independent auditors, as indicated in their report therein. The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at June 30, 1998, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period are not necessarily indicative of results that may be expected for the year ended December 31, 1998. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.       PREMIUM REVENUE

a. During the second quarter of 1998, the Company recorded approximately $1.4 million of retroactive Medicaid premium revenue attributable to the first quarter of 1998 ($.2 million), fiscal 1997 ($.8 million) and fiscal 1996 ($.4 million). Approximately $.7 million is for cumulative rate adjustments for a specific county; the additional approximately $.7 million is an adjustment of the estimates recorded in prior periods for the collectibility of premiums under the guaranteed enrollment provisions afforded to Certified Medical Plans.

b. During the second quarter of 1997, approximately $1.3 million of legislated Medicaid rate adjustments were recorded, which relate to the first quarter of 1997 and the fourth quarter of 1996.

3.       MEDICAL EXPENSE

a. Medical expense includes estimates for medical expenses incurred but not yet reported ("IBNR") based on a number of factors, including hospital admissions data and prior claims experience; adjustments, if necessary, are made to medical expenses in the period the actual claims costs are ultimately determined. The Company believes the IBNR estimates in the unaudited consolidated financial statements are adequate; however, there can be no assurances that actual health care claims will not exceed such estimates.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

During the second quarter of 1998, the Company increased medical expense of approximately $2.3 million for medical expenses of prior periods in excess of the IBNR estimates previously recorded. These expenses resulted primarily from the payment of medical claims which had previously been denied. If these expenses had been recorded in the period to which they apply, medical expense for the first quarter of 1998 would have been approximately $.4 million higher, and medical expense for 1997 and 1996 would have been approximately $1.9 million higher.

The increase in medical expense by quarter for 1997 would be as follows:

                           Q1                        $0.1 million
                           Q2                         0.3 million
                           Q3                         0.4 million
                           Q4                         0.9 million

During the first six months of 1997, the Company recorded medical expense approximately $2.4 million for 1996 medical expenses in excess of the IBNR estimates previously recorded.

b. In April 1998, The New York State Insurance Department("NYSID") announced the distribution of approximately $110 million in accumulated New York State market stablization pool funds to health plans to help offset losses resulting from adverse selection of its products by high cost enrollees. These pools had been established five years ago to reimburse health plans that covered a higher than average number of sick people. The surplus relates to the years 1993 to 1996.

Based on verbal notification from NYSID, WellCare New York, Inc. ("WCNY") recorded an $800,000 reduction in medical expense in the quarter ended March 31, 1998, with a corresponding reduction in liability to the New York State demographic pool. As part of this distribution, NYSID limited 1998 individual and small group rate increases to less than ten percent (10%). As of August 14, 1998, WCNY has collected approximately $735,000 of this amount. The Company anticipates the balance will be collected during the second half of 1998.

c. During the 1997 year, the Company charged to medical expense approximately $1.7 million relating to the NYSID audit of the New York State market stabilization pool for the audit years 1993, 1994 and 1995, and for additional amounts due for the year 1996. The quarterly charge or credit to medical expense reflected an estimate based on NYSID's preliminary assessment and the Company's ongoing discussions with NYSID. Ultimately, it was determined that the final expense was $1.7 million. The recording of this expense, by quarter in 1997, is as follows:

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

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

d. In 1994, two entities which were predecessors to the regional health care delivery networks (the "Alliances"/"IPAs") with which WCNY contracted to provide health care services to WCNY's members, made payments of approximately $2,879,000 to providers in connection with the close out of the 1993 group risk accounts and to resolve certain disputed amounts between the Company and certain providers, which payments might otherwise have been made by the Company. Additionally, these entities paid approximately $1,833,000 directly to the Company in payment of 1993 provider deficits which would otherwise have been due to the Company directly from the providers. As originally reported in its 1994 consolidated financial statements, the Company recorded the $1,833,000 received as a reduction of medical expense, and the Company did not record as medical expense, the $2,879,000 paid directly to the providers by these entities.

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

The Company subsequently restated its 1994 consolidated financial statements to reflect the higher medical expenses, and established a medical expense accrual. As there were no specific accounts payable by the Company, this accrual is being reduced concurrently with the pay down of the bank loans, with a simultaneous reduction in medical expense. A reduction of medical expense of approximately $435,000 was recorded in the first six months of 1997. The remaining principal balance, which is in default, is approximately $116,000 at August 14, 1998. The Company's ability to reduce future medical expense by the remaining $116,000 is contingent on this amount being paid.

e. WCNY had arrangements with several medical practices owned by the principal shareholder of the Buyer (see Note 4) for the promotion of WCNY's access to primary care medical services at these sites. As explained in Note 2e of Notes to Consolidated Financial Statements in the 1997 Annual Report on Form 10-K, WCNY has made advances to the practices ($150,000 in 1997, $2,388,763 in 1996 and $710,000 in 1995), and as a result of operating losses at the practices and the uncertainty of their ability to repay these advances, WCNY had previously reserved these receivables.

During the second half of 1997, the principal shareholder of the Buyer entered negotiations to sell these medical practices to unrelated third parties. Due to the continuing losses at these medical practices and their importance in providing medical services to a significant number of WCNY members, WellCare determined that it was in the best interests of WCNY's members and WellCare to continue to subsidize the practices to avoid service disruptions to WCNY's members. As a result, WellCare made advances to these practices, to meet operating expenses, of

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

approximately $583,000 in the second half of 1997, and approximately $166,000 in the first quarter of 1998, which amounts have been expensed in 1997 and 1998, respectively, as bad debt expense. All but one of these practices have been sold in 1998 and it is anticipated that the remaining medical practice will be sold in the second half of 1998.

As of June 30, 1998, WCNY has unpaid notes receivable from these medical practices of approximately $1,420,000, less a reserve of approximately $675,000. Management anticipates that the proceeds from the sale of these practices will be applied toward the payment of these notes, and any additional reserve required will not be material.

4.       SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

In June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WellCare Medical Management, Inc. ("WCMM"), which was engaged in managing physician practices, and then sold the assets of WCMM for cash of $.6 million and note receivable of $5.1 million. The buyer (the "Buyer"), which had been newly formed to acquire WCMM, is in the business of managing medical practices and providing related consultative services, and entered into agreements to manage the Alliances. The Company also received a five-year option to acquire the Buyer, which option was canceled in 1996. The note receivable bears interest at a rate equal to prime plus 2% (10.5% at June 30, 1998), with interest payable monthly through July 31, 2000. The Buyer has paid only interest through January 1996.

The Company also advanced $3.4 million to the Buyer ($.6 million in 1997, $2.1 million in 1996 and $.7 million in 1995) for operating expenses and unpaid interest, which obligations are documented by notes of $215,000 and $2.1 million and interest receivable of $1.1 million. The note for $215,000, which is dated February 26, 1996, bears interest at a rate equal to prime plus 2% (10.5% at June 30, 1998) and was due December 31, 1996. No payments of principal have been made on this note, nor payments of interest beyond May 1996.

In February 1997, the Buyer executed a promissory note for $2.1 million, bearing interest at the rate of prime plus 2% (10.5% at June 30, 1998), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below (no interest has been paid on this obligation). Subsequently, in February 1997, the Buyer entered into an Option Agreement with a potential investor (the "Investor"), whereby the Investor loaned the Buyer $4,000,000 and received an option to merge with the Buyer, exercisable through June 30, 1998. Concurrently, WellCare entered into an agreement with the Buyer whereby WellCare agreed to forebear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the Common Stock of the company if the Investor were to exercise its option to merge and immediate repayment of the $2.1 million note upon effectiveness of such

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

merger. At June 30, 1998, the Investor's option to merge expired without being exercised. As a result, forebearance of the debt has been rescinded and the original payment terms of the $5.1 million note reinstated. The Buyer is obligated to continue paying monthly interest on the $2.1 million note, with principal payments over a thirty-six month period to commence July 1, 1998. The Buyer has not made any of the interest payments due under the $2.1 million note. The notes are subordinated to the Investor's security interest.

In view of the Buyer's operating losses and advances to the Alliances, the Company had obtained from certain of the Buyer's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. In April 1997, the Company's Board of Directors agreed to release these guarantees and related collateral pledged by the guarantors to secure the guarantees in exchange for the Buyer's stock options that such guarantors originally received from the Buyer and a release from the guarantors for any potential claims against WellCare associated with the transactions. In view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and the Buyer's default on the payments of the notes, the Company had fully reserved in 1995 the original $5.1 million note receivable, plus the $.7 million advanced in 1995. In 1996, the Company established an additional net reserve of $1.9 million for the $215,000 note, interest accrued on the notes, and advances receivable, net of the deferred gain of $144,000 on the original sale. In 1997, the Company established a reserve of $.8 million for 1997 accrued interest not paid by the Buyer and for advances made in 1997. In 1998, the Company established a reserve of $0.4 million for 1998 accrued interest not paid.

5.       LONG-TERM DEBT

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

On July 2, 1998, the Bank notified the Company that it was not in compliance with certain financial ratio requirements included in certain notes and related loan documents. The Bank has expressed a willingness to pursue a resolution, and has not exercised its

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

rights or remedies. The Company is reviewing the Bank's calculations and will be meeting with the Bank.

The Company is and has been current in the payments of its obligations with the Bank. Although there can be no assurances that the Bank will grant the Company a waiver, the Company continues to classify the debts in accordance with their original terms in anticipation of a waiver.


6.       SUBORDINATED CONVERTIBLE NOTE

In January 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20 million (the "Note"), with The 1818 Fund II, L.P. (the "Fund"), a private equity fund managed by Brown Brothers Harriman & Co. ("BBH & Co"). The Note and underlying terms were amended in February 1997 (the "1997 Amendment") by the Company and the Fund. In January 1998, the Fund agreed to convert $5 million of the Note into Common Stock of the Company, at a conversion price of $4 per share (the "1998 Amendment"), subject to approval by the New York State Department of Health ("DOH"). In May 1998, the DOH advised the Company that such approval was not required, and the conversion into 1,250,000 shares was effected on May 15, 1998.

The remaining $15 million principal is payable in December 2002. Interest was initially at the rate of 6% per annum, amended in 1997 to 5.5% per annum, and amended in 1998 to 8% per annum, and is payable quarterly. The Note is subordinated to all senior indebtedness.

The Note is subject to certain mandatory redemption at the option of the Fund upon a Change of Control (as defined in the Note) of the Company. The redemption price was initially equal to 115% of the principal amount of the Note, amended to 130% by the 1997 Amendment and to 150% by the 1998 Amendment, together with all accrued and unpaid interest. If a Change of Control occurs within 24 months of a redemption of the Note, the Company may also be required to pay the Fund an amount equal to 50% of the principal amount of the redeemed Note. Under certain conditions, the Note is redeemable at the option of the Company after the fourth anniversary of the date of the Note.

After the 1998 Amendment, the Fund has the right to convert the remaining outstanding principal into shares of Common Stock of the Company at a conversion price of $8 per share, subject to an anti-dilution adjustment. Previously, pursuant to the 1997 Amendment, the conversion price had been $10.37 per share, subject to adjustments for certain dilutive events. Initially, the conversion price was $29 per share. The conversion price granted to the holder of the Note is adjusted, if the Company issues shares of its Common Stock or options, warrants or other rights to acquire shares of Common Stock of the Company at a price per share less than the current market price or the conversion price at the time.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

As part of the 1998 Amendment, the Fund agreed to waive any existing defaults known to it. The Company also has the right to purchase one half of the shares of the Common Stock and the debt held by the Fund, for $12 million plus accrued interest, if consolidated earnings before taxes are positive for either the second or third quarter of 1998. This right is exercisable after filing the relevant Form 10-Q's, and prior to December 31, 1998.

7.       INCOME TAXES

In 1996, the Company recorded a deferred tax asset of approximately $5.4 million giving recognition to the future tax benefit of reversing temporary differences and state net operating loss carryovers ("NOL"). No valuation allowance was established for the deferred tax asset since realization was determined by management to be more likely than not based upon the Company's internal budget. Continuing operating losses in the first six months of 1998 and for the year 1997, resulted in additional deferred tax benefits of approximately $1.5 million and $7.8 million, respectively, against which a 100% valuation allowance was provided. The maximum utilization period for the NOLs are fifteen (15) and five
(5) years for New York and Connecticut, respectively.

The ability to realize the tax benefits associated with these losses is dependent upon the Company's ability to generate future taxable income from operations and/or to effectuate successful tax planning strategies. Although management believes that profitable operations will be achieved in the second half of 1998, the Company has provided a 100% valuation allowance with respect to the additional 1997 and 1998 deferred tax assets in view of their size and length of the expected recoupment period. Management will continue to closely monitor the need for future adjustments to this valuation allowance.

The Company has also engaged Bear, Stearns & Co. Inc. to review available strategic alternatives. The successful completion of a transaction could result in future taxable income. The realization of the tax benefits could be achieved upon the completion of any of these transactions.

8.       STOCK OPTIONS

The Company's 1993 Incentive and Non-Incentive stock option plan (the "Plan"), as amended, has 820,904 shares reserved for issuance, as of June 30, 1998, upon exercise of options granted or to be granted.

Options to purchase 684,279 shares of Common Stock at exercise prices ranging from $3.01 to $24.50 per share were outstanding under the Plan on June 30, 1998. Of the total options outstanding at June 30, 1998, options to purchase 467,367 shares were exercisable.

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

9.       STATUTORY REQUIREMENTS

New York State certified HMOs are required to maintain a restricted cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At June 30, 1998, WCNY had required cash reserves of $5.8 million and a contingent reserve requirement of approximately $6.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of between 50% and 100% of the contingent reserve. During 1997 and for the quarter ended March 31, 1998, WCNY, with the full knowledge of NYSID, had been operating within the 50% to 100% discretionary contingent reserve. While WCNY has been unprofitable during that period, it has utilized Section 1307 loans from the Company to maintain a contingent reserve of at least 50% of the required amount. In June 1997 and November 1997, the Company loaned $3.1 and $1.3 million, respectively, to WCNY under the provisions of Section 1307. At December 31, 1997, and March 31, 1998, WCNY had a contingent reserve of $1,780,000 and $3,350,000 respectively. WCNY executed a Section 1307 loan in March 1998, which brought WCNY's statutory net worth above the permitted 50% contingent reserve requirement at that point, and at December 31, 1997 after giving retroactive effect to the March 1998 Section 1307 loan. However, giving effect to the reported results for the quarter ended June 30, 1998, WCNY is below the 50% minimum by approximately $ 1,778,000. Management has had and will continue to have ongoing discussions and meetings with NYSID and has updated NYSID of the Company's plans to obtain additional funds during the rest of 1998, which the Company's Board has authorized to be contributed, as needed, to WCNY's capital. Management intends to implement a remedial action plan based upon capital to be contributed to WCNY following the consummation of a strategic opportunity with respect to which the Company has engaged the assistance of Bear Stearns & Co. Inc., and WCNY's 1998 projected return to profitability. There can be no assurance NYSID will accept such a plan or, if accepted, that the plan will be successful in enabling WCNY to fund the contingent reserve requirement, in the next twelve (12) months, within the 50% to 100% discretionary requirement.

In June 1997 and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required $1 million. On March 2, 1998, the Company made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. WCCT was in compliance with the statutory net worth requirement at June 30, 1998.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


10.      OTHER

In March 1998, the Company engaged Bear, Stearns and Co., Inc. to assist the Company in exploring its strategic opportunities. This could include joint venture, capital contributions, merger or sale of all or a portion of the Company.

11.      COMMITMENTS AND CONTINGENCIES

a. In October 1994, WCNY changed its capitation arrangements with the majority of its providers from capitating primary care physicians with attendant risk-sharing to capitating the IPAs comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at an accumulated deficit since inception but have instituted measures designed to reduce this deficit and achieve profitability. The IPAs could request additional funding beyond the contractual increases from the Company, which management does not believe should be required and, if requested, by the Alliances the Company does not intend to provide such funding. During 1997, the IPAs received a $4.0 million cash infusion from an unrelated third-party.

In an effort to improve the profitability of the Company and the Alliances, effective September 1996, WCNY entered into a letter of understanding with the Alliances to restructure the capitation arrangements. In April 1998, formal contracts were finalized and executed. WCNY reassumed risk for certain previously capitated services, with a corresponding reduction in rates. WCNY capitated the Alliances for all physician services, both primary care and specialty services, on a PMPM basis for each HMO member associated with an Alliance except for physician services for certain diagnostics and mental health, which are capitated through regional integrated delivery systems. Management of the Alliances and WCNY believe that these measures will enable the Alliances to achieve profitability and reduce their accumulated deficits.

The Company has been advised by counsel that it would have no financial liability to providers with whom the Alliances/IPAs had contracted for services rendered in the event the Alliances/IPAs were unable to maintain their operations. Further, the Company has direct contracts with providers which would require the providers to continue to provide medical care to members on financial terms similar to those in the Alliances'/IPAs' agreement with providers, in the event that the Alliances/IPAs were unable to maintain their operations.

Nevertheless, in the event of continuing losses or increasing deficits by the Alliances/IPAs, the Alliances could request increased capitation rates from the Company.

Management of the Company does not believe that such additional financial or increased contractual capitation rates should be required by the Alliances/IPAs and has no intention to agree to

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

such terms if requested by the Alliances/IPAs beyond the negotiated contractual increases. However, as described in Note 2d of Notes to Consolidated Financial Statements in the 1997 Annual Report on Form 10-K, the Company agreed to record charges to medical expense based on the instructions of NYSID. Effective September 1996, the Company entered into a letter of understanding with the Alliances/IPAs to restructure its capitation arrangement. Under this understanding, the Company reassumed risk for certain previously capitated services with a corresponding reduction in rates.

On July 31, 1998, the Company notified four (4) major IPAs of its intent to renegotiate the contracts between the Company and the respective IPAs because the Investor's option to merge with the Buyer that owns and manages the IPAs expired on June 30, 1998. If a new agreement is not reached within 120 days after June 30, 1998, either the Company or the respective IPA can thereafter exercise its option to terminate the contract. There can be no assurance that the contracts will be successfully renegotiated and not terminated by either the Company or the respective IPAs.

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

d. On July 31, 1996 and October 3, 1996 the Securities and Exchange Commission issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996. It is management's understanding that the Securities and Exchange Commission investigation is continuing.

e. Other - The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of management, the amount of loss that might be sustained, if any, would not have a material effect on the Company's consolidated financial statements.

f. On July 21, 1998, Nasdaq informed the Company that its securities would be delisted from the Nasdaq SmallCap Market, effective July 28, 1998, because the Company did not meet the net tangible assets, the market capital or the net income requirements, pursuant to Marketplace Rule 4310 (c)(02). The Company has appealed Nasdaq's determination, and a hearing has been scheduled for September 10, 1998. Continued listing on the Nasdaq SmallCap Market is dependent on the Company satisfying Nasdaq's requirements. There can be no assurance that the Company's Common Stock will continue to be listed on the Nasdaq SmallCap Market.

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including short-term investments, advances to participating providers, other receivables - net, restricted cash, other non-current assets net, accounts payable and accrued expenses approximate their fair values.

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

The Subordinated Convertible Note was issued in a private placement in January 1996, and amended with the holder in February 1997 and January 1998, as described in Note 6. There is no public market for this instrument or other debt of the Company and management believes it is not practicable to estimate its fair value at this time. The carrying amount of other long-term debt, the majority of which bears interest at floating rates, are assumed to approximate their fair value.

13.      NET INCOME/(LOSS) PER SHARE

Net income/(loss) per share - Basic is computed using weighted average number of common shares outstanding for the applicable period. Net income/(loss) per share
- Diluted is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts of including equivalents would be anti-dilutive.

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

Certain statements in this Form 10-Q are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors. The Company's results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing medical costs and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or the interpretations thereof, inflation, provider contract changes, new technologies, government-imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors (including Medicare and Medicaid whereby such reductions may cause providers to seek increased payments from private payors), major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' being able to maintain their operations and reduce or eliminate their accumulated deficits, may in the future affect the Company's ability to control its medical costs and other operating expenses. Governmental action (including downward adjustments to premium rates, which could result in adjusted rates lower than premium rates then in effect) or business conditions (including intensification of competition and the other factors described above) could result in premium revenues not increasing to thus offset any increases in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, suspension or termination of contracts to provide health coverage for governmental entities or other significant customers would also negatively impact the Company. Due to these factors and risks, no assurance can be given with respect to the Company's premium levels or its ability to control its medical costs.

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

The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the periods indicated:

                                          THREE MONTHS            SIX MONTHS
                                          ENDED JUNE 30,        ENDED JUNE 30,
                                          --------------        --------------
                                          1998      1997        1998     1997
                                          ----      ----        ----     ----
Revenue:
Premiums earned                           98.8%     99.0%       98.6%    98.9%
Interest and other income                  1.2       1.0         1.4      1.1
                                         -----     -----       -----    -----
Total revenue                            100.0     100.0       100.0    100.0

Expenses:
Hospital services                         26.3      19.5        26.1     24.1
Physician services                        55.7      56.7        55.2     59.4
Other medical services                     2.8        --         1.3      7.3
                                         -----     -----       -----    -----
Total medical expenses                    84.8      76.2        82.6     90.8
General and administrative                18.2      19.9        18.8     23.5
Depreciation and amortization              2.3       2.5         2.4      2.6
Interest and other expenses                1.2       1.1         1.2      1.2
                                         -----     -----       -----    -----
Total expenses                           106.5      99.7       105.0    118.1

(Loss)/income before income taxes         (6.5)      0.3        (5.0)   (18.1)
Benefit for income taxes                    --        --          --       --
                                         -----     -----       -----    -----
Net (loss)/income                         (6.5)%     0.3%       (5.0)%  (18.1)%
                                         -----     -----       -----    -----
STATISTICAL DATA:
HMO member months enrollment           215,401   226,234     423,622  460,025
Medical loss ratio (1)                    85.8%     77.0%       83.7%    91.9%
General and administrative
  ratio (2)                               18.2%     19.9%       18.8%    23.5%
------------------------
(1) Total medical expenses as a percentage of premiums earned; reflects the combined rates of commercial, Medicaid, Full- Risk Medicare and Medicare supplemental members.

(2)  General and administrative expenses as a percentage of total revenue.

THREE MONTHS ENDED JUNE 30, 1998
COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Premiums earned in the second quarter of 1998 increased by 3.8%, or $1.4 million, to $38.0 million from $36.6 million in the second quarter of 1997. Included in 1998 premiums earned is $1.4 million of Medicaid rate increases attributable to 1997 and 1996. The second quarter 1997 premiums earned include $1.3 million attributable to legislative Medicaid rate increase effected in the second quarter of 1997 and attributable to the fourth quarter of 1996 and the first quarter of 1997. Before giving effect to the net impact of the above items, premium revenue would have been $36.6 million in 1998 and $35.6 million in 1997.

Medicaid premium revenue increased $24.1%, or $2.0 million because of a 13.4%, or $1.2 million increase, in rates and a 9.4%, or $0.8 million increase in member months. Medicaid premium revenue, before giving net effect to the above rate increases, would have been $8.9 million in 1998 and $7.4 million in 1997. The increase of 20.3%, or $1.5 million is attributable to an increase in the average member rates ($0.8 million) and increased member months ($0.7 million). Medicare premium revenue increased 52.5%, or $3.7 million, as a result of a 50.0% increase in member months, accompanied by an increase in average per member rates of 1.7%, or $0.2 million. Commercial premium revenue decreased 20.0%, or $4.3 million, as a result of an 18.0%, or $3.8 million, decrease in member months and a 2.4% decrease in average rates. The decline in Commercial membership is attributable to competition and to continuing adverse reaction to the negative publicity received by the Company related to the restatement of its 1994 financial results in 1996. Total member months in the quarter ended June 30, 1998 decreased 4.8% to 215,401 as compared to 226,234 for the quarter ended June 30, 1997.

Interest and other income increased 40.5%, or $0.1 million, to $0.5 million in the second quarter of 1998, primarily due to an increase in interest income.

Medical expense increased 15.7% or $4.4 million, to $32.6 million in the second quarter of 1998, from $28.2 million in 1997. There was a 21.5% increase on a per member per month ("PMPM") basis and an increase as a percentage of premiums earned (the "medical loss ratio") from 77.0% in 1997 to 85.8% in 1998. The increase in medical expense from 1997 is primarily due to the shift in the percentage of member months attributable to Medicare, a higher cost program, versus commercial membership, as well as higher medical costs overall.

The second quarter 1998 medical expense includes a $2.3 million charge for adverse development relating to medical claims for 1997 ($1.7 million), 1996 ($0.2 million), and the first quarter of 1998 ($0.4 million). The 1997 second quarter medical expense includes a reduction of $1.1 million to adjust for the estimated liability, recorded in the first quarter of 1997, relating to NYSID's audit of the 1993- 1995 demographic pool. It does not reflect $2.4 million of adverse development expense recorded in subsequent periods, including the second quarter of 1998. Before giving effect to the impact of these items, as well as the premium revenue item above, 1998 medical expense would have been $30.3 million and the medical loss ratio would have been approximately 82.8%. The 1997 medical expense would have been $31.5 million and the medical loss ratio would have been approximately 88.4%.

General and administrative (G&A) expenses decreased 4.8%, or $0.4 million, to $7.0 million in the second quarter of 1998 and decreased as a percentage of total revenue (the "G&A ratio") to 18.2% in the second quarter of 1998 from 19.9% in the second quarter of 1997. The decrease in G&A expenses resulted primarily from a decrease in administrative fees paid and a reduction in bad debt expense.

Depreciation and amortization remained constant at $0.9 million, as there were no significant acquisitions or dispositions of capital assets in 1997 and 1998.

Interest expense remained flat at $0.4 million. The 1998 Amendment to "the Note" (see Note 6) will result in an increase to annual interest expense on the Note of $0.1 million.

SIX MONTHS ENDED JUNE 30, 1998
COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Premiums earned in the first six months of 1998 increased by 3.7%, or $2.6 million, to $73.0 million from $70.4 million in the first six months of 1997. Commercial premium revenue decreased 26.0% or $11.7 million, because of a 24.4%, or $11.0 million, decrease in membership and a 2.1% decrease in average rates. Medicaid premium revenue increased 37.8%, or $5.1 million because of a 22.3%, or
3.4 million, increase in rates, and a 12.7%, or $1.7 million increase in member months. The 1998 Medicaid premium revenue includes $1.1 million of retroactive rate increases attributable to 1997 and 1996; the six months in 1997 includes approximately $0.2 of such increases related to 1996. Medicare premium revenue increased 77.2% or $9.2 million, because of a 71.1% increase in member months and an increase in average member rates of 3.5%, or $.7 million.

Interest and other income increased by 25.2%, or $0.2 million, to $1.1 million in the first six months of 1998, primarily due to an increase in third party reimbursements.

Medical expense decreased 5.5%, or $3.6 million, to $61.1 million in the first six months of 1998, increased 2.6% on a per member per month basis, and decreased as a percentage of premiums earned from 91.9% in the first six months of 1997 to 83.7% in the first six months of 1998. The 1998 medical expense includes a $2.3 million charge for adverse development relating to 1997 and 1996 medical claims, including $0.5 attributable to the first six months in 1997; an $0.8 million credit relating to the unaudited pools fund distribution announced by NYSID in the first quarter of 1998; and a $0.2 million credit to adjust the 1997 New York demographic pool liability downward to the actual liability. In the absence of these items and the premium item above, the 1998 medical expense would have been $59.7 million, and the medical loss ratio would have been 83.1%. Medical expense for the six months in 1997 included a $3.2 million charge for the estimated liability related to NYSID's audit of the demographic pool payments and assessments for the years 1993-1996 and the first quarter of 1997; and does not include $1.4 million of adverse development expenses and $1.0 million of miscellaneous favorable adjustments which were recorded in subsequent periods. Before giving effect to the above items, including the premium revenue item above, 1997 medical expense would have been $61.9 million, and the medical loss ratio would have been 88.3%.

General and administrative ("G&A") expenses decreased 16.7% or $2.8 million, to $13.9 million from $16.7 million in the first six months of 1997, and decreased as a percentage of total revenue (the "G&A" ratio) to 18.8% in the six months of 1998 from 21.4% in the six months of 1997. The decrease in G&A expenses resulted primarily from a decrease in bad debt expense ($1.6 million), a decrease in consulting and administrative fees ($.8 million), and a reduction in payroll and payroll-related expenses resulting from staff reductions in January 1998 ($.3 million).

Depreciation and amortization decreased $0.1 million as there were no new significant acquisitions or dispositions in 1998 and 1997. Interest and other expenses remained relatively constant.

LIQUIDITY AND CAPITAL RESOURCES

In January, 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002, with The 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co. The Company utilized a part of the net proceeds of this private placement to retire a portion of its debt. The Note, was amended in February 1997, and subsequently in January 1998, and is convertible into shares of WellCare Common Stock. In January 1998, the Fund agreed to convert $5 million of the Note into 1,250,000 shares of Common Stock of the Company at a conversion price of $4 per share, subject to an anti-dilution adjustment. The conversion was completed in May 1998. The Note initially accrued interest at 6.0% per annum, amended to 5.5% per annum in 1997 and amended to 8% per annum in 1998. The conversion price after the 1998 amendment is $8 per share for the remaining $15 million debt, and the mandatory redemption percentage is 150%. The Company will also have the right to purchase one half of the shares of the Common Stock and the debt held by the Fund, for $12 million plus accrued interest, if consolidated earnings before taxes are positive for either the second or third quarter of 1998. This right is exercisable after filing the relevant Form 10-Q, and prior to December 31, 1998.

The Company's requirements for working capital are principally to meet current obligations, fund geographic, marketing and product expansion for HMO operations, and maintain necessary regulatory reserves. As of June 30, 1998 the Company had negative working capital of $8.7 million, excluding cash reserves, and in order to eliminate this deficit the Company is dependent upon achieving its projected return to profitability in the last half of 1998, and the successful completion of a strategic alliance or other form of capital infusion as a result of the Bear, Stearns & Co. Inc. activities (see Note 10). While the Company anticipates that as a result of the successful completion of one or all of these initiatives the working capital deficit will be resolved, there can be no assurance that this will ultimately be achieved.

No net cash was used by operating activities during the first six months of 1998 as compared to $2.7 million used for the first six months of 1997. The 1998 cash operating loss of $1.9 million was funded principally by a net reduction in receivables of $2.1 million and a $1.4 million increase in unearned income, less a reduction in payables of $1.4 million. Cash used for capital expenditures was approximately $0.5 million during the first six months of 1998 as compared to $0.2 million for the same period in 1997.

Legislation by New York State ("Prompt Pay" legislation) requires HMOs, effective with claims submitted for services provided after January 22, 1998, to pay undisputed ("clean") claims within 45 days of date of receipt. The Company believes that it is substantially in compliance with the "Prompt Pay" legislation and will continue to review its claims payment process to monitor its compliance with this legislation.

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At June 30, 1998, WellCare had required cash reserves of $5.8 million and a contingent reserve of approximately $6.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a Section 1307 loan in March 1998, which has brought WCNY's December 31, 1997 statutory net worth above the permitted 50% contingent reserve requirement. WCNY has been operating within the 50% to 100% discretionary contingent reserve requirement during 1997 and 1998 with the full knowledge of NYSID. In June 1997 and November 1997, the Company loaned $3.1 and $1.3 million, respectively, to WCNY under the provisions of
Section 1307. However, giving effect to the reported results for the quarter ended June 30, 1998, WCNY is below the 50% minimum by approximately $1,778,000. Management has had and will continue to have ongoing discussions and meetings with NYSID and has updated NYSID of the Company's plans to obtain additional funds during the rest of 1998, which the Company's Board has authorized to be contributed, as needed, to WCNY's capital. Management intends to implement a remedial action plan based upon capital to be contributed to WCNY following the consummation of a strategic opportunity with respect to which the Company has engaged the assistance of Bear Stearns & Co. Inc., and WCNY's 1998 projected return to profitability. There can be no assurance NYSID will accept such a plan or, if accepted, that the plan will be successful in enabling WCNY to fund the contingent reserve requirement, in the next twelve (12) months, within the 50% to 100% discretionary requirement.

WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. In June and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required minimums of $1 million. The Company, on March 2, 1998, made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. At June 30, 1998, WCCT was in compliance with the statutory net worth requirement.

At June 30, 1998, the Company had a working capital deficit of $8.7 million, excluding the $5.8 million cash reserve required by New York State which is classified as a non-current asset, compared to a working capital deficiency of $5.1 million at December 31, 1997. The increased deficiency is attributable primarily to the cash operating loss for the first six (6) months of 1998. The Company intends to finance its current and future operations from the positive cash flow from its projected return to profitability in the second half of 1998 via increased membership, rate increases and further improvements in medical and general and administrative expenses. The Company is also continuing to aggressively pursue balances due for premium revenues, closely match the collection of premium with the payment of provider capitation fees and fees for other services. Approximately $6.1 million of the premiums receivable at June 30, 1998 is due from governmental agencies relating to the Medicaid program, with approximately $3.9 million attributable to 1997 and 1996. The collection of these balances will have a positive impact on the Company's cash flow.

In March 1998, the Company engaged Bear, Stearns & Co. Inc. to assist the Company in exploring its strategic opportunities. This could include joint venture, capital contributions, merger or sale of all or a portion of the Company.

Management believes that the Company will have sufficient funds available from the above sources to maintain its planned level of operations and programs for 1998. Actual results of operations may, however, differ from those projected and there can be no assurances that the Company will be successful in consummating a strategic transaction.

On July 2, 1998, the Bank notified the Company that it was not in compliance with certain financial ratio requirements included in certain notes and related loan documents. The Bank has expressed a willingness to pursue a resolution, and has not exercised its rights or remedies. The Company is reviewing the Bank's calculations and will be meeting with the Bank. The Company is and has been current in the payments of its obligations with the Bank. Although there can be no assurances that the Bank will grant the Company a waiver, the Company continues to classify the debts in accordance with their original terms in anticipation of a waiver.

At June 30, 1998, the Company had total mortgage indebtedness of $5.6 million outstanding on five of its office buildings, of which approximately $0.7 million is due February 1, 1999, approximately $3.9 million is due January 1, 2000, approximately $0.7 million is due March 1, 2000, and approximately $0.3 million is due March 1, 2001.

YEAR 2000 COMPLIANCE

The Company has assessed the requirements of modifying its computer systems to accommodate the Year 2000 and anticipates that these modifications will be completed in advance of the Year 2000 so as to not adversely affect its operations. In most cases, the Company is dependent on outside vendors whose software the Company uses. These vendors have advised the Company that the required modifications are being made, and will be available to the Company in the form of software release upgrades. The Company has developed plans for implementing these release upgrades in a timely fashion. The Company will expense the associated costs incurred to make these modifications and estimates that the hardware and software costs will approximate $1.5 million. The inability of the Company to complete timely its Year 2000 modifications, or the inability of other companies with which the Company does business to complete timely their Year 2000 modifications, could have a material adverse effect on the Company's operations. Further, while the Company has developed a plan to achieve the modifications to accommodate the Year 2000 requirements, the Company has a working capital deficit as of June 30, 1998. Funding to successfully complete the necessary changes to accommodate the Year 2000 changes depends to a degree on the Company achieving profitability in 1998 and 1999, as well as the consummation of a transaction involving a strategic opportunity for which the Company has engaged the assistance of Bear, Stearns & Co. Inc.

INFLATION

Medical costs have been rising at a higher rate than consumer goods as a whole. The Company believes its premium increases, capitation arrangements and other cost controls measures mitigate, but may not entirely offset, the effects of medical cost inflation on its operations and its inability to increase premiums could negatively impact the Company's future earnings.


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

On July 31, 1996 and October 3, 1996 the Securities and Exchange Commission issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996. It is management's understanding that the Securities and Exchange Commission investigation is continuing.

Item 2        Changes in Securities

On May 15, 1998, the 1818 Fund II, L.P. holder of the Company's Subordinated Convertible Note, converted $5 million of the Note into 1,250,000 shares of the Company's Common Stock. Shares were issued pursuant to 4(2) exemption under the Securities Act; certificates for shares were duly legended.

Item 3        Defaults Upon Senior Securities

On July 2, 1998, the Bank notified the Company that it was not in compliance with certain financial ratio requirements included in certain notes and related loan documents. The Bank has expressed a willingness to pursue a resolution, and has not exercised its rights or remedies. The Company is reviewing the Bank's calculations and will be meeting with the Bank. The Company is and has been current in the payments of its obligations with the Bank. Although there can be no assurances that the Bank will grant the Company a waiver, the Company continues to classify the debts in accordance with their original terms in anticipation of a waiver.

Item 4        Submission of Matters to a Vote of Security Holders

On June 8, 1998, the shareholders of the Company held their Annual Meeting of Shareholders in Kingston, New York. Holders of a majority of the aggregate 6,299,392 share of Common Stock and Class A Common Stock entitled to vote at the meeting were present or represented by proxy and, accordingly, a quorum was present. Each share of Common Stock has one (1) vote and each share of Class A Common Stock has ten (10) votes; the classes voted together as one class on all matters acted upon at the meeting as follows (with the total number of votes eligible to be cast by the shareholders of record at such meeting being 15,355,617 votes):

1. To elect seven (7) Directors to serve until the 1999 Annual Meeting of Shareholders.

                                       VOTES                  VOTES
                                       FOR                    ABSTAINED
                                       -------                ---------

     Charles E. Crew, Jr.              12,208,309             138,113
     Mark D. Dean, D.D.S.              12,208,309             138,113
     Walter W. Grist                   12,208,309             138,113
     Robert W. Morey, Jr.              12,130,224             216,198
     John E. Ott, M.D.                 12,208,309             138,113
     Joseph R. Papa                    12,129,982             216,440
     Lawrence C. Tucker                12,130,224             216,198

2. To ratify the reappointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 1998.

     VOTES                VOTES               VOTES              BROKER
     FOR                  AGAINST             ABSTAINED          NON-VOTES
     -----                -------             ---------          ---------

     12,002,797           319,716             23,909             0


Item 5        Other Information

On July 21, 1998, Nasdaq informed the Company that its securities would be delisted from the Nasdaq SmallCap Market, effective July 28, 1998, because the Company did not meet the net tangible assets, the market capital or the net income requirements, pursuant to Marketplace Rule 4310 (c)(02). The Company has appealed Nasdaq's determination, and a hearing has been scheduled for September 10, 1998. Continued listing on the NASDAQ SmallCap Market is dependent on the Company satisfying Nasdaq's requirements. There can be no assurance that the Company's Common Stock will continue to be listed on the Nasdaq SmallCap Market.

Item 6        Exhibits and Reports on Form 8-K

Exhibit 10.40c Copy of Amended and Restated 8% Subordinated Convertible Note, between Registrant and The 1818 Fund II, L.P.

Exhibit 10.51a Copy of Amendment to Employment Agreement dated June 1, 1998, between Registrant and John E. Ott, M.D.

Exhibit 10.64 Copy of Severance Agreement dated April 3, 1998 between Registrant and Jack Sizer, M.D.

Exhibit 10.65 Copy of IPA Service Agreement dated April 21, 1998, between WellCare of New York, Inc. and Columbia-Greene Health Care Alliance IPA, Inc.

Exhibit 10.66 Copy of IPA Service Agreement dated April 21, 1998, between WellCare of New York, Inc. and Dutchess Health Care Alliance IPA, Inc.

Exhibit 10.67 Copy of IPA Service Agreement dated April 21, 1998, between WellCare of New York, Inc. and Orange-Sullivan Health Care Alliance IPA, Inc.

Exhibit 10.68 Copy of IPA Service Agreement dated April 21, 1998, between WellCare of New York, Inc. and Ulster Health Care Alliance IPA, Inc.

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


The WellCare Management Group, Inc.



By:           /s/ Joseph R. Papa
     --------------------------------------
     Joseph R. Papa
     President, Chief Executive Officer
        and Chief Operating Officer
     (Principal Executive Officer)




By:           /s/ Craig S. Dupont
     ---------------------------------------
     Craig S. Dupont
     Vice President of Finance and
        Chief Financial Officer
     (Principal Financial and Accounting Officer)






Date:         August 14, 1998

                                INDEX TO EXHIBITS


All exhibits below are filed with this Quarterly Report of Form 10-Q:



EXHIBIT NUMBER
--------------


10.40c Copy of Amended and Restated 8% Subordinated Convertible Note, between Registrant and The 1818 Fund II, L.P.

10.51a Copy of Amendment to Employment Agreement dated June 1, 1998, between Registrant and John E. Ott, M.D.

10.64 Copy of Severance Agreement dated April 3, 1998 between Registrant and Jack Sizer, M.D.

10.65 Copy of IPA Service Agreement dated April 21, 1998, between WellCare of New York, Inc. and Columbia-Greene Health Care Alliance IPA, Inc.

10.66 Copy of IPA Service Agreement dated April 21, 1998, between WellCare of New York, Inc. and Dutchess Health Care Alliance IPA, Inc.

10.67 Copy of IPA Service Agreement dated April 21, 1998, between WellCare of New York, Inc. and Orange-Sullivan Health Care Alliance IPA, Inc.

10.68 Copy of IPA Service Agreement dated April 21, 1998, between WellCare of New York, Inc. and Ulster Health Care Alliance IPA, Inc.

Exhibit 11                        Computation  of Net Income Per Share of Common
                                  Stock

Exhibit 27                        Financial Data Schedule