Form 10-Q
period 1998-09-30
WELLCARE MANAGEMENT GROUP INC
filed 1998-11-17
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998


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


The number of the Registrant's shares outstanding on October 31, 1998 was 6,555,090 shares of Common Stock, $.01 par value, and 994,302 shares of Class A Common Stock, $.01 par value.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                     Page
                                                                     ----
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets at
                September 30, 1998 and December 31, 1997                3

              Consolidated Statements of Operations for the
                Three Months and Nine Months Ended
                September 30, 1998 and 1997                             5

              Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1998 and 1997           6

              Consolidated Statements of Shareholders' Equity
                for the Nine Months Ended September 30, 1998            8

              Notes to Consolidated Financial Statements               10

Item 2        Management's Discussion and Analysis of
                Financial Condition and Results of Operations          23


PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                        31

Item 2        Changes in Securities                                    32

Item 3        Defaults Upon Senior Securities                          32

Item 4        Submission of Matters to a
              Vote of Security Holders                                 32

Item 5        Other Information                                        32

Item 6        Exhibits and Reports on Form 8-K                         33

Signatures                                                             34

Index to Exhibits                                                      35

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                    1998              1997
                                                 ----------        ----------
ASSETS                                           (Unaudited)
CURRENT ASSETS:
   Cash                                          $ 3,025           $ 3,368
   Short-term investments -
     available for sale                                1               103
   Accounts receivable (net
     of allowance for doubtful
     accounts of $2,808 in 1998
     and $2,422 in 1997)                           7,519             6,802
   Notes receivable (net of
     allowance for doubtful
     accounts of $7,095 in 1998
     and $5,441 in 1997)                             274               679
   Advances to participating providers               606             2,860
   Other receivables (net of allowances
     for doubtful accounts of $1,757 in
     1998 and $1,137 in 1997)                      1,384             4,873
   Taxes receivable                                  284               284
   Deferred tax asset                              3,927             3,927
   Prepaid expenses and other
     current assets                                  655               522
                                                  ------            ------
TOTAL CURRENT ASSETS                              17,675            23,418

PROPERTY AND EQUIPMENT (net of
   accumulated depreciation and
   amortization of $7,470 in 1998
   and $6,528 in 1997)                            10,706            11,094

OTHER ASSETS:
   Restricted cash                                 5,771             5,771
   Notes receivable (net of allowance
     for doubtful accounts of $1,568
     in 1998 and $2,655 in 1997)                      28               122
   Preoperational costs (net of
     accumulated amortization of
     $3,456 in 1998 and $2,562 in 1997)              546             1,440
   Other non-current assets (net of
     allowance for doubtful accounts
     of $1,010 in 1998 and $1,133 in 1997
     and accumulated amortization of
     $1,154 in 1998 and $869 in 1997)              3,408             3,302
   Goodwill (net of accumulated
     amortization of $2,819 in 1998
     and $2,339 in 1997)                           6,911             7,391
                                                 -------           -------
TOTAL                                            $45,045           $52,538
                                                 =======           =======

                                                SEPTEMBER 30,     DECEMBER 31,
                                                   1998              1997
                                                ----------        ----------
                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS'
   EQUITY/(DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
   Current portion of long-term debt             $ 1,292           $   618
   Medical costs payable                          17,280            16,199
   New York State demographic pool                   709             1,122
   Accounts payable                                1,309             1,188
   Accrued expenses                                2,514             3,722
   Unearned income                                 5,722             5,684
                                                 -------           -------
TOTAL CURRENT LIABILITIES                         28,826            28,533

LONG-TERM LIABILITIES -
   Long-term debt                                 19,719            25,856
                                                 -------           -------
TOTAL LIABILITIES                                 48,545            54,389
                                                 -------           -------
COMMITMENTS AND CONTINGENCIES                         --                --

SHAREHOLDERS' EQUITY/(DEFICIENCY IN
  ASSETS)

Class A  Common  Stock  ($.01  par
  value; 1,119,015 and 1,199,015
  shares authorized; 1,004,025
  and 1,084,025 shares issued
  and outstanding at
  September 30, 1998 and December 31,
  1997, respectively)                                 10                11
Common Stock ($.01 par value;
  20,000,000 shares authorized,
  6,558,217 and 5,228,217 shares
  issued at September 30, 1998 and
  December 31, 1997 respectively)                     65                52
Additional paid-in capital                        31,612            26,624
Accumulated deficit                              (41,636)          (34,987)
Statutory reserve                                  6,656             6,656
                                                 -------           -------
                                                  (3,293)           (1,644)
Unrealized gain/(loss) on
  short-term investments                              --                --

Less:
  Notes receivable from shareholders                   5                 5
  Treasury stock (at cost; 12,850
  shares of Common Stock at
  September 30, 1998 and
  December 31, 1997, respectively)                   202               202
                                                 -------           -------
TOTAL SHAREHOLDERS' EQUITY/                       (3,500)           (1,851)
  (DEFICIENCY IN ASSETS)                         -------           -------

TOTAL LIABILITIES & SHAREHOLDERS'
   EQUITY                                        $45,045           $52,538
                                                 =======           =======

          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                THREE MONTHS            NINE MONTHS
                                   ENDED                   ENDED
                                SEPTEMBER 30,           SEPTEMBER 30,
                                ----------------        ----------------
                                1998        1997        1998        1997
                                ----        ----        ----        ----

REVENUE:
    Premiums earned             $  35,838   $  35,033   $ 108,863   $ 105,477
    Interest and investment
    income                            295         372         884         927
    Other income - net                 58         132         485         387
                                ---------   ---------   ---------   ---------
TOTAL REVENUE                      36,191      35,537     110,232     106,791
                                ---------   ---------   ---------   ---------
EXPENSES:
    Medical expenses               30,303      29,412      91,438      94,129
    General and administrative
       expenses                     7,598       9,259      21,535      25,990
    Depreciation and
       amortization expense           811         872       2,600       2,752
    Interest expense                  428         416       1,308       1,239
                                ---------   ---------   ---------   ---------
TOTAL EXPENSES                     39,140      39,959     116,881     124,110
                                ---------   ---------   ---------   ---------
LOSS BEFORE INCOME TAXES           (2,949)     (4,422)     (6,649)    (17,319)
INCOME TAXES                           --          --          --          --
                                ---------   ---------   ---------   ---------
NET LOSS                          ($2,949)    ($4,422)     (6,649)  ($ 17,319)
                                =========   =========   =========   =========


NET LOSS PER SHARE -
 BASIC                             ($0.39)     ($0.70)     ($0.96)     ($2.75)
                                =========   =========   =========   =========

Weighted average shares
 of Common Stock
 outstanding                        7,549       6,298       6,924       6,298
                                =========   =========   =========   =========


NET LOSS PER SHARE -
 DILUTED                           ($0.39)     ($0.70)     ($0.96)     ($2.75)
                                =========   =========   =========   =========

Weighted average shares
 of Common Stock and
 Common Stock equivalents
 outstanding                        7,549       6,298       6,924       6,298
                                =========   =========   =========   =========

          See accompanying noted to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                --------------------------
                                                1998                  1997
                                                ----                  ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                     ($ 6,649)              ($17,319)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
    Depreciation and amortization               2,600                  2,752
    Loss on sale of assets and others               1                     99
Changes in assets and liabilities:
  (Increase)/decrease in accounts
    receivable - net                              (716)               1,401
  Decrease/(increase) in advances to
    participating providers                      2,254                 (329)
  Decrease in other receivables - net            3,296                1,119
  Increase/(decrease) in medical
    costs payable                                1,081               (1,930)
  (Decrease)/increase in New York
    State demographic pool                        (412)               1,017
  (Decrease)/increase in accounts
    payable and accrued expenses                (1,088)                  46
  Increase in unearned income                       38                1,618
  Increase in prepaid expenses
    and other                                     (133)                (131)
  Decrease in other non-current
    assets - excluding preoperational
    costs and accounts and other
    receivables                                     79                  162
  Decrease in accounts receivable-
    non-current - net                                9                  454
  Decrease in taxes receivable                      --                6,666
  Other - net                                     (282)                (207)
                                               -------              -------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               78               (4,582)
                                               -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                             (554)                (243)
Decrease in notes receivable                       500                  607
Sale of investments                                100                  811
Other investing activities                          --                   16
                                               -------              -------
NET CASH PROVIDED BY INVESTING
 ACTIVITIES                                         46                1,191
                                               -------              -------

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    -----------------------
                                                    1998               1997
                                                    ----               ----

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Issuance of Common Stock upon
 conversion of long-term debt                    5,000                   --
Conversion of long-term debt into
 Common Stock                                   (5,000)                  --
Repayment of notes payable and
 long-term debt                                   (467)                (529)
                                               -------              -------

NET CASH USED IN FINANCING ACTIVITIES             (467)                (529)
                                               -------              -------
NET DECREASE IN CASH                              (343)              (3,920)
CASH, BEGINNING OF PERIOD                        3,368                7,869
                                               -------              -------
CASH, END OF PERIOD                            $ 3,025              $ 3,949
                                               =======              =======
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
Income taxes paid                              $    --              $    --
Interest paid                                    1,075                1,099


























          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1998
                                 (in thousands)
                                   (Unaudited)

                           Class A               Additional
                           Common       Common    Paid-In     Accumulated        Statutory
                           Stock        Stock     Capital       Deficit           Reserve
                           -------      ------   ----------    ---------         --------
BALANCE,                   $    11      $   52     $26,624     ($34,987)         $ 6,656
DEC 31, 1997


Conversion of
 Class A
 Common Stock
 to Common Stock                (1)          1

Net loss                                                         (1,218)

BALANCE,
MARCH 31, 1998                  10          53      26,624      (36,205)           6,656


Conversion of
 Subordinated
 Convertible Note
 into Common Shares                         12       4,988

Net loss                                                         (2,482)


BALANCE,
JUNE 30, 1998              $    10          65      31,612      (38,687)           6,656


Net loss                                                         (2,949)

BALANCE,
SEP 30, 1998               $    10      $   65     $31,612     ($41,636)         $ 6,656

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1998
                                 (in thousands)
                                   (Unaudited)

                                                                            Total
                        Unrealized                                          Shareholders
                        Gain/(Loss)         Notes                           Equity/
                        On Short-term       Receivables-      Treasury      Deficiency
                        Investments         Shareholders      Stock         in Assets
                        -------------       ------------      --------      ------------
BALANCE,                $      --            ($5)            ($202)        ($1,851)
DEC 31, 1997

Conversion of
 Class A
 Common Stock
 to Common Stock                                                                --

Net loss                                                                    (1,218)

BALANCE,
MARCH 31, 1998                 --             (5)             (202)         (3,069)


Conversion of
 Subordinated
 Convertible Note
 into Common Shares                                                          5,000

Net loss                                                                    (2,482)

BALANCE,
JUNE 30, 1998                  --             (5)             (202)           (551)


Net loss                                                                    (2,949)

BALANCE,
SEP 30, 1998            $      --            ($5)            ($202)        ($3,500)

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which have been audited by Deloitte & Touche, LLP, independent auditors, as indicated in their report therein. The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern (refer to the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Notes 9 and 10 herein and Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter and nine months ended September 30, 1998). In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at September 30, 1998, and the results of operations and cash flows for the interim periods presented. Operating results for the interim period may not necessarily be indicative of results that may be expected for the year ending December 31, 1998. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.       PREMIUM REVENUE

a. During the nine months ended September 30, 1998, the Company recorded approximately $1.2 million of retroactive Medicaid premium revenue attributable to fiscal 1997 ($.9 million) and fiscal 1996 ($.3 million). Approximately $.7 million is for cumulative rate adjustments; the additional approximately $.5 million is an adjustment of the estimates recorded in prior periods for the collectibility of premiums under the guaranteed enrollment provisions afforded to Certified Medical Plans.

b. During the nine months ended September 30, 1997, approximately $.7 million of legislated Medicaid rate adjustments were recorded, which relate to 1996.

c. If the adjustments discussed in 2a and 2b were reflected in the periods to which they apply, Medicaid revenues would have been as follows:

         Quarter ended:           As Reported       Adjusted
         --------------           -----------       --------

         September 30, 1998       $ 8.2 million     $ 8.0 million
         June 30, 1998             10.3 million       9.0 million
         March 31, 1998             8.3 million       8.6 million

         September 30, 1997         7.0 million       8.0 million
         June 30, 1997              8.3 million       7.4 million
         March 31, 1997             5.2 million       6.0 million

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

d. Included in accounts receivable at September 30, 1998, is approximately $5.8 million attributable to the Medicaid program, with approximately $2.4 million attributable to 1997 and approximately $1.4 million applicable to periods prior to 1997.

e. On October 2, 1998, WellCare of New York, Inc. ("WCNY") announced that it will not renew Medicare Risk contracts in four counties in New York, effective January 1, 1999. As of October 1, 1998, Medicare Risk enrollment in WCNY was approximately 10,300 members, of which approximately 4,200 are from counties where the plan will be discontinued.

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

During the third quarter of 1998, the Company increased medical expense by approximately $1.5 million for medical expenses of prior periods in excess of the IBNR estimates previously recorded. If these expenses had been recorded in the period to which they apply, medical expense for the first and second quarters of 1998 would have been approximately $.4 million and $.9 million higher, respectively, and medical expense for 1997 and 1996 would have been approximately $.2 million higher. During the third quarter of 1997, the Company increased medical expense by approximately $2.2 million for medical expenses of prior periods in excess of the IBNR estimates previously recorded.

During the first nine months of 1998, the Company recorded medical expense of approximately $2.5 million related to 1997 and 1996 medical claims in excess of the IBNR estimates previously recorded. During the comparable period of 1997, the Company recorded medical expense of approximately $2.8 million for 1996 medical expenses in excess of the IBNR estimates previously recorded.

b. In April 1998, The New York State Insurance Department ("NYSID") announced the distribution of approximately $110 million in accumulated New York State market stabilization pool funds to health plans to help offset losses resulting from adverse selection of its products by high cost enrollees. These pools had been established five years ago to reimburse health plans that covered a higher than average number of sick people. The surplus relates to the years 1993 to 1996.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

WCNY recorded an $800,000 reduction in medical expense in the quarter ended March 31, 1998, with a corresponding reduction in liability to the New York State demographic pool. As part of this distribution, NYSID has indicated its intent to limit 1998 individual and small group rate increases to less than ten percent (10%). WCNY has received approximately $737,000 of surplus disbursements through September 30, 1998.

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

The Company subsequently restated its 1994 consolidated financial statements to reflect the higher medical expenses, and established a medical expense accrual. As there were no specific accounts payable by the Company, this accrual is being reduced concurrently with the pay down of the bank loans, with a simultaneous reduction in medical expense. A reduction of medical expense of approximately $435,000 was recorded in the first nine months of 1997. The remaining principal balance, which is in default, is approximately $116,000 at November 16, 1998.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The Company's ability to reduce future medical expense by the remaining $116,000 is contingent on this amount being paid.

e. WCNY had arrangements with several medical practices owned by the principal shareholder of the Buyer (see Note 4) for the promotion of WCNY's access to primary care medical services at these sites. As explained in Note 2e of Notes to Consolidated Financial Statements in the 1997 Annual Report on Form 10-K, WCNY has made advances to the practices ($150,000 in 1997, $2,388,763 in 1996 and $710,000 in 1995), and as a result of operating losses at the practices and the uncertainty of their ability to repay these advances, WCNY had previously fully reserved these receivables.

During the second half of 1997, the principal shareholder of the Buyer entered negotiations to sell these medical practices to unrelated third parties. Due to the continuing losses at these medical practices and their importance in providing medical services to a significant number of WCNY members, WellCare determined that it was in the best interests of WCNY's members and WellCare to continue to subsidize the practices to avoid service disruptions to WCNY's members. As a result, WellCare made advances to these practices, to meet operating expenses, of approximately $583,000 in the second half of 1997, and approximately $166,000 in the first quarter of 1998, which amounts have been expensed in 1997 and 1998, respectively, as bad debt expense. All but one of these practices have been sold in 1998 and it is anticipated that the remaining medical practice will be sold in the near future, although there can be no assurance that such transaction will close.

As of September 30, 1998, WCNY has unpaid notes receivable from these medical practices of approximately $246,000 (approximately $1,443,000 less a reserve of approximately $1,197,000, which includes an increase of $500,000 in the third quarter of 1998). Management anticipates that the proceeds from the sale of these practices plus the collection of outstanding practice receivables will be applied toward the payment of these notes, and additional reserves, should any be required, will not be material.

4.       SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

In June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WellCare Medical Management, Inc. ("WCMM"), which was engaged in managing physician practices, and then sold the assets of WCMM for cash of $.6 million and note receivable of $5.1 million. The buyer (the "Buyer"), which had been newly formed to acquire WCMM, is in the business of managing medical practices and providing related consultative services, and entered into agreements to manage the Alliances. The Company also received a five-year option to acquire the Buyer, which option was canceled in 1996. The note receivable bears interest at a rate equal to prime plus 2% (10.5% at September 30, 1998), with interest payable monthly through July 31, 2000. The Buyer has paid only interest through January 1996.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The Company also advanced $3.4 million to the Buyer ($.6 million in 1997, $2.1 million in 1996 and $.7 million in 1995) for operating expenses and unpaid interest, which obligations are documented by notes of $215,000 and $2.1 million and interest receivable of $1.1 million. The note for $215,000, which is dated February 26, 1996, bears interest at a rate equal to prime plus 2% (10.5% at September 30, 1998) and was due December 31, 1996. No payments of principal have been made on this note, nor payments of interest beyond May 1996.

In February 1997, the Buyer executed a promissory note for $2.1 million, bearing interest at the rate of prime plus 2% (10.5% at September 30, 1998), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below (no interest has been paid on this obligation). Subsequently, in February 1997, the Buyer entered into an Option Agreement with a potential investor (the "Investor"), whereby the Investor loaned the Buyer $4,000,000 and received an option to merge with the Buyer, exercisable through June 30, 1998. Concurrently, WellCare entered into an agreement with the Buyer whereby WellCare agreed to forebear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the Common Stock of the company if the Investor were to exercise its option to merge and immediate repayment of the $2.1 million note upon effectiveness of such merger. At June 30, 1998, the Investor's option to merge expired without being exercised. As a result, forebearance of the debt has been rescinded and the original payment terms of the $5.1 million note reinstated. The Buyer is obligated to continue paying monthly interest on the $2.1 million note, with principal payments over a thirty-six month period to commence July 1, 1998. The Buyer has not made any of the interest payments due under the $2.1 million note. The notes are subordinated to the Investor's security interest.

In view of the Buyer's operating losses and advances to the Alliances, the Company had obtained from certain of the Buyer's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. In April 1997, the Company's Board of Directors agreed to release these guarantees and related collateral pledged by the guarantors to secure the guarantees in exchange for the Buyer's stock options that such guarantors originally received from the Buyer and a release from the guarantors for any potential claims against WellCare associated with the transactions. In view of the Buyer's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and the Buyer's default on the payments of the notes, the Company had fully reserved in 1995 the original $5.1 million note receivable, plus the $.7 million advanced in 1995. In 1996, the Company established an additional net reserve of $1.9 million for the $215,000 note, interest accrued on the notes, and advances receivable, net of the deferred gain of $144,000 on the original sale. In 1997, the Company established a reserve of $.8 million for 1997 accrued interest not paid by the Buyer and for advances made in 1997. In 1998, the Company established a reserve of $.6 million for 1998 accrued interest not paid. As of September 30,

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1998, all amounts due to the Company from the Buyer, net of the deferred gain on the original sale, are fully reserved.

In addition, the Buyer has entered into a letter of intent to sell its business, including the contracts with the Alliance/IPAs, to a third party. In connection therewith, it is contemplated that WellCare will receive repayment of a portion of the indebtedness owed to it by the Buyer as payment in full of such debt (all of which has been previously reserved) and additional consideration for the amendment of the Alliance/IPA service contracts. That transaction is anticipated to be consummated in December 1998, though there can be no assurance that the transaction will be so consummated or on the terms described herein.

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

On July 2, 1998, the Bank notified the Company that it was not in compliance with certain financial ratio requirements included in certain notes and related loan documents. The Bank has expressed a willingness to pursue a resolution, and has not exercised its rights or remedies. The Company is reviewing the Bank's calculations and has had initial discussions with the Bank. The Company is and has been current in the payments of its obligations with the Bank. Although there can be no assurances that the Bank will grant the Company a waiver, the Company continues to classify the debts in accordance with their original terms in anticipation of a waiver.

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

As part of the 1998 Amendment, the Fund agreed to waive any existing defaults known to it. The Company also has the right to purchase one half of the shares of the Common Stock and the debt held by the Fund, for $12 million plus accrued interest, if consolidated earnings before taxes are positive for either the second or third quarter of 1998. The Company has reported a consolidated loss before taxes for each of these two quarters, respectively.

7.       INCOME TAXES

In 1996, the Company recorded a deferred tax asset of approximately $5.4 million giving recognition to the future tax benefit of reversing temporary differences and state net operating loss carryovers ("NOL"). No valuation allowance was established for the deferred tax asset since realization was determined by management to be more likely than not based upon the Company's internal budget. Continuing operating losses in the first nine months of 1998 and for the year 1997, resulted in additional deferred tax benefits of approximately $2.7 million and $7.8 million, respectively, against which a 100% valuation allowance was provided. The maximum utilization period for the NOLs are fifteen (15) and five
(5) years for New York and Connecticut, respectively.

The ability to realize the tax benefits associated with these losses is dependent upon the Company's ability to generate future taxable income from operations and/or to effectuate successful tax planning strategies. Although management believes that profitable operations will be achieved in future years, the Company has provided a 100% valuation allowance with respect to the additional 1997 and 1998 deferred tax assets in view of their size and length of the expected recoupment period. Management will continue to closely monitor the need for future adjustments to this valuation allowance.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The Company has also engaged Bear, Stearns & Co., Inc. to review available strategic alternatives. The successful completion of a transaction could result in future taxable income. The realization of the tax benefits could be achieved upon the completion of any of these transactions.


8.       STOCK OPTIONS

The Company's 1993 Incentive and Non-Incentive stock option plan (the "Plan"), as amended, has 820,904 shares reserved for issuance, as of September 30, 1998, upon exercise of options granted or to be granted.

Options to purchase 714,454 shares of Common Stock at exercise prices ranging from $1.25 to $24.50 per share were outstanding under the Plan on September 30, 1998. Of the total options outstanding at September 30, 1998, options to purchase 454,323 shares were exercisable.

The Company has adopted the disclosure-only provisions of the FASB's SFAS No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). Accordingly, no compensation cost has been recognized for grants of stock options.

9.       STATUTORY REQUIREMENTS

New York State certified HMOs are required to maintain a restricted cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At September 30, 1998, WCNY had required cash reserves of $5.8 million and a contingent reserve requirement of approximately $6.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of between 50% and 100% of the contingent reserve. During 1997 and for the quarter ended March 31, 1998, WCNY, with the full knowledge of NYSID, had been operating above 50% (or $3.3 million) of the contingent reserve requirement. While WCNY has been unprofitable during that period, it has utilized Section 1307 loans from the Company to maintain a contingent reserve of at least 50% of the required amount. In June 1997 and November 1997, the Company loaned $3.1 and $1.3 million, respectively, to WCNY under the provisions of
Section 1307. At December 31, 1997, and March 31, 1998, WCNY had a contingent reserve of

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

$1,780,000 and $3,350,000 respectively. WCNY executed a Section 1307 loan in March 1998, which brought WCNY's statutory net worth above the permitted 50% contingent reserve requirement at that point, and at December 31, 1997 after giving retroactive effect to the March 1998 Section 1307 loan. However, giving effect to the reported results for the quarters ended September 30, 1998 and June 30, 1998, WCNY's statutory net worth is approximately $1.2 million which is under 50% (or $3.3 million) of the contingent reserve requirement at September 30, 1998. Management has had and will continue to have ongoing discussions and meetings with NYSID regarding operating results and compliance with various statutory requirements and has updated NYSID of the Company's plans to obtain additional funds during the rest of 1998, which the Company's Board has authorized to be contributed possibly in the form of additional Section 1307 loans, as needed, to WCNY's capital. Management intends to implement a remedial action plan based upon capital to be contributed to WCNY following the consummation of a strategic opportunity with respect to which the Company has engaged the assistance of Bear, Stearns & Co., Inc., the sale of the remaining medical practice and WCNY's projected return to profitability in 1999. There can be no assurance NYSID will accept such a plan or, if accepted, that the plan will be successful in enabling WCNY to fund the contingent reserve requirement within the 50% to 100% discretionary requirement. Absent successful completion of such transactions and/or failure to come into compliance with the reserve requirements could cause NYSID to take action which could include restriction or revocation of WCNY's license.

In the quarter ended September 30, 1998, the Company forgave the management fees for WCNY for the nine months ended September 30, 1998 in the amount of approximately $1.0 million. Additionally, WellCare has agreed to allow WCNY to offset future management fees against such receivable. As a result, the Company's future cash flow will be adversely impacted thereby necessitating the need for additional capital.

In June 1997 and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required $1 million. On March 2, 1998, the Company made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. WCCT was in compliance with the statutory net worth requirement at September 30, 1998.

10.      OTHER

In March 1998, the Company engaged Bear, Stearns & Co., Inc. to assist the Company in exploring its strategic opportunities. This could include joint venture, capital contributions, merger or sale of all or a portion of the Company.

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

On July 31, 1998, the Company notified four (4) major IPAs of its intent to renegotiate the contracts between the Company and the respective IPAs because the Investor's option to merge with the Buyer that owns and manages the IPAs expired on June 30, 1998. If a new agreement is not reached within 120 days

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

after June 30, 1998, either the Company or the respective IPA can thereafter exercise its option to terminate the contract. The parties continue to negotiate the terms of the new agreement and there can be no assurance that the contracts will be successfully renegotiated and not terminated by either the Company or the respective IPAs.

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

In July 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidating complaint (the "Complaint") was served in August 1996. The Complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. In October 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered in April 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants. Because the Order did not specifically address the Company's motion to dismiss, in May 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defense to the Complaint. In September 1997, the plaintiff's class was certified and thereafter the parties commenced the discovery process of the litigation.

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

c. The Company and certain of its subsidiaries, including WCNY, have responded to subpoenas issued in April and August 1997 from the United States District Court for the Northern District of New York through the office of the United States Attorney for that District. These subpoenas sought the production of various documents concerning financial and accounting systems, corporate records, press releases and other external communications. While the United

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

States Attorney has not disclosed the purpose of its inquiry, the Company has reason to believe that neither its current management nor its current directors are subjects of or targets of the investigation. The Company has, however, informed the government that it will continue to cooperate fully in any way that it can in connection with the ongoing investigation.

d. On July 31, 1996 and October 3, 1996 the Securities and Exchange Commission issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996. It is management's understanding that the Securities and Exchange Commission investigation is continuing.

e. Effective at the close of market on September 9, 1998, Nasdaq delisted the Company's Common Stock from the Nasdaq SmallCap Market because of the Company's inability to maintain the net tangible assets requirement currently applicable to companies for continued listing on the Nasdaq SmallCap Market. The Company's Common Stock is now traded on the Nasdaq Bulletin Board system.

f. Other - The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of management, the amount of loss that might be sustained, either individually or collectively, from these actions, if any, would not have a material effect on the Company's consolidated financial statements.

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

The Company's financial statements have been prepared assuming that the Company will continue as a going concern (refer to the auditors' report on the Company's 1997 financial statements). The Company's recurring losses from operations, cash used in operations, deficiency in assets at September 30, 1998 and WCNY having a statutory net worth of approximately $1.2 million which is below 50% (or $3.3 million) contingent reserve requirement at September 30, 1998 raise substantial doubt about its ability to continue as a going concern as more fully discussed in Notes 1, 9 and 10 and the Liquidity and Capital Resources section.

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

Legislative and regulatory proposals have been made at the federal and state government levels related to the health care system, including but not limited to limitations on managed care organizations (including benefit mandates) and reform of the Medicare and Medicaid programs. Such legislative or regulatory action could have the effect of reducing the premiums paid to the Company by governmental programs or increasing the Company's medical costs. Specifically, pending federal budgetary action could reduce the premiums payable to the Company under the Medicare program as compared to previously announced and projected levels. The Company is unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, the Company cannot predict the effect of such future legislation, action or regulation on the Company's business.

The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the periods indicated:

                                     THREE MONTHS              NINE MONTHS
                                        ENDED                     ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                    ---------------         --------------
                                    1998       1997         1998      1997
                                    ----       ----         ----      ----
Revenue:
Premiums earned                      99.0%      98.6%        98.8%     98.8%
Interest and other income             1.0        1.4          1.2       1.2
                                    -----      -----        -----     -----
Total revenue                       100.0      100.0        100.0     100.0

Expenses:
Hospital services                    27.9       24.9         26.7      24.3
Physician services                   52.2       60.6         54.1      59.9
Other medical services                3.6       (2.8)         2.1       3.9
                                    -----      -----        -----     -----
Total medical expenses               83.7       82.7         82.9      88.1
General and administrative           21.0       26.0         19.5      24.4
Depreciation and amortization         2.2        2.5          2.4       2.6
Interest and other expenses           1.2        1.2          1.2       1.1
                                    -----      -----        -----     -----
Total expenses                      108.1      112.4        106.0     116.2

Loss before income taxes             (8.1)     (12.4)        (6.0)    (16.2)
Income taxes                           --         --           --        --
                                    -----      -----        -----     -----
Net loss                             (8.1)%    (12.4)%       (6.0)%   (16.2)%
                                    -----      -----        -----     -----
STATISTICAL DATA:
HMO member months enrollment      211,453    224,177      635,075   684,202
Medical loss ratio (1)               84.6%      84.0%        84.0%     89.2%
General and administrative
  ratio (2)                          21.0%      26.0%        19.5%     24.4%
------------------------
(1) Total medical expenses as a percentage of premiums earned; reflects the combined rates of commercial, Medicaid, Full- Risk Medicare and Medicare supplemental members.

(2)    General and administrative expenses as a percentage of total revenue.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Premiums earned in the third quarter of 1998 increased by 2.3%, or $.8 million, to $35.8 million from $35.0 million in the third quarter of 1997. Commercial premium revenue decreased 14.4% or approximately $2.8 million, as a result of a 12.8%, or approximately $2.5 million, decrease in member months and a 1.8% decrease in average rates. Medicaid premium revenue increased 17.7% or approximately $1.2 million, as a result of an increase in average rates of 19.7%, or $1.3 million, offset, in part, by a 1.6% decrease in member months. Included in third quarter 1998 Medicaid revenue is approximately $.2 million of rate increases attributable to prior periods of which approximately $.1 million applies to the first six months and the remaining $.1 million applies to 1997. Medicare premium revenue increased 29.3% or approximately $2.4 million, as a result of an increase in member months of 23.3%, or approximately $1.9 million, and a 4.9% increase in average rates. Total member months in the third quarter of 1998 decreased 5.7% to 211,453 from 224,177 in the comparable period of 1997.

Interest and other income decreased 30.0%, or approximately $.1 million, to $.4 million in the third quarter of 1998, primarily due to a decrease in interest income.

Medical expense increased 3.0% or $.9 million, to $30.3 million in the third quarter of 1998, from $29.4 million in 1997. There was a 9.2% increase on a per member per month ("PMPM") basis and an increase as a percentage of premiums earned (the "medical loss ratio") from 84.0% in 1997 to 84.6% in 1998. The increase in medical expense from 1997 is primarily due to the shift in the percentage of member months attributable to Medicare, a higher cost program, versus commercial membership, as well as higher medical costs overall.

The third quarter 1998 medical expense includes a $1.5 million charge for adverse development relating to medical claims for the second quarter of 1998 ($.9 million), the first quarter of 1998 ($.5 million) and 1997 ($.1 million); a charge of approximately $.1 related to the New York State demographic pool liability for the years 1994 and 1995; and a $.7 million reduction related to the adjustment of the liability established in the first six months of 1998 for amounts withheld from certain medical claim payments. The third quarter 1997 medical expense includes a charge of $2.2 million for adverse development relating to medical claims reserves for 1996 and the first six months of 1997; a reduction of $1.5 million to adjust for the estimated liability, recorded in the first quarter of 1997, relating to NYSID's audit of the 1993-1995 demographic pool; and a reduction of $.8 million for various adjustments related to prior periods. The third quarter 1997 does not reflect $1.1 million of adverse development expense recorded in subsequent periods, including the third quarter of 1998. Before giving effect to the impact of these items, as well as the premium revenue item above, 1998 medical expense would have been $29.4 million and the medical loss ratio would have been approximately 82.5%. The 1997 medical expense would have been $30.6 million and the medical loss ratio, would have been approximately 85.2%.

General and administrative ("G&A") expenses decreased 17.9%, or $1.7 million, to $7.6 million in the third quarter of 1998 and decreased as a percentage of total revenue to 21.0% in the third quarter of 1998 from 26.0% in the third quarter of 1997. The decrease in G&A expenses resulted primarily from reductions in bad debt expense ($1.0 million), marketing related costs ($.3 million), administrative fees paid ($.2 million) and payroll and payroll related expenses ($.2 million).

Depreciation and amortization decreased slightly in 1998 to $.8 million due to a reduction in preoperational costs amortization.

Interest expense remained flat at $.4 million. The 1998 Amendment to "the Note" (see Note 6) will result in an increase to annual interest expense on the Note of $0.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Premiums earned in the first nine months of 1998 increased by 3.2%, or $3.4 million, to $108.9 million from $105.5 million in the first nine months of 1997. Commercial premium revenue decreased 22.4%, or $14.5 million, because of a 20.9%, or $13.5 million, decrease in membership and a 2.0% decrease in average rates. Medicaid premium revenue increased 30.9%, or $6.3 million, because of a 21.7%, or $4.8 million, increase in average rates, and a 7.6% increase in member months. The 1998 Medicaid premium revenue includes $1.2 million of retroactive rate increases attributable to 1997 and 1996; the nine months in 1997 includes approximately $.7 of such increases related to 1996. Medicare premium revenue increased 57.5% or $11.6 million, because of a 51.4% or $10.4 million, increase in member months and an increase in average member rates of 4.0%.

Interest and other income increased by 4.2%, or $.1 million, to $1.4 million in the first nine months of 1998, primarily due to an increase in third party reimbursements.

Medical expense decreased 2.9%, or $2.7 million, to $91.4 million in the first nine months of 1998, increased 4.7% on a PMPM basis, and decreased as a percentage of premiums earned from 89.2% in the first nine months of 1997 to 84.0% in the first nine months of 1998. The 1998 medical expense includes a $2.5 million charge for adverse development relating to 1997 and 1996 medical claims, including $1.3 attributable to the first nine months in 1997, and a $0.8 million credit relating to the unaudited pools fund distribution announced by NYSID in the first quarter of 1998. In the absence of these items and the premium item above, the 1998 medical expense would have been $89.8 million, and the medical loss ratio would have been 83.4%. Medical expense for the nine months in 1997 included a charge of $2.8 million for adverse development relating to medical claims reserves for 1996; a $1.7 million charge for the estimated liability related to NYSID's audit of the demographic pool payments and assessments for the years 1993-1996; and a reduction of $.2 million for various adjustments related to prior periods. The 1997 medical expense does not reflect the $2.6 million of adverse development expense recorded in subsequent periods. Before giving effect to the above items, including the premium revenue item above, 1997 medical expense would have been $92.4 million, and the medical loss ratio would have been 87.1%.

General and administrative expenses decreased 17.1% or $4.5 million, to $21.5 million in the first nine months of 1998 from $26.0 million for the same period in 1997, and decreased as a percentage of total revenue to 19.5% in the nine months of 1998 from 24.4% in the nine months of 1997. The decrease in G&A expenses resulted primarily from reductions in bad debt expense ($2.6 million), administrative fees paid ($.6 million), payroll and payroll related costs resulting from staff reductions in January 1998 ($.6 million), marketing related costs ($.5 million) and consulting and professional services ($.2 million).

Depreciation and amortization decreased $0.2 million due to reduced amortization of preoperational costs. Interest and other expenses remained relatively constant.

LIQUIDITY AND CAPITAL RESOURCES

In January, 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002, with The 1818 Fund II, L.P., a private equity fund managed by Brown Brothers Harriman & Co. The Company utilized a part of the net proceeds of this private placement to retire a portion of its debt. The Note, was amended in February 1997, and subsequently in January 1998, and is convertible into shares of WellCare Common Stock. In January 1998, the Fund agreed to convert $5 million of the Note into 1,250,000 shares of Common Stock of the Company at a conversion price of $4 per share, subject to an anti-dilution adjustment. The conversion was completed in May 1998. The Note initially accrued interest at 6.0% per annum, amended to 5.5% per annum in 1997 and amended to 8% per annum in 1998. The conversion price after the 1998 amendment is $8 per share for the remaining $15 million debt, and the mandatory redemption percentage is 150%. The Company will also have the right to purchase one half of the shares of the Common Stock and the debt held by the Fund, for $12 million plus accrued interest, if consolidated earnings before taxes are positive for either the second or third quarter of 1998. The Company has reported a consolidated net loss before taxes for each of these two quarters, respectively.

The Company's requirements for working capital are principally to meet current obligations, fund HMO operations and maintain necessary regulatory reserves. As of September 30, 1998 the Company had negative working capital of $11.2 million as compared to negative working capital of $8.7 million at June 30, 1998 and negative working capital of $5.1 million at December 31, 1997, excluding cash reserves. In order to eliminate this deficit the Company is dependent upon achieving its projected return to profitability in 1999, and the successful completion of a strategic alliance or other form of capital infusion as a result of the Bear, Stearns & Co., Inc. activities (see Note 10). While the Company anticipates that as a result of the successful completion of one or all of these initiatives the working capital deficit will be resolved, there can be no assurance that this will ultimately be achieved.

Net cash provided by operating activities during the first nine months of 1998 was approximately $.1 million as compared to approximately $4.6 million used for the first nine months of 1997.

Cash provided by 1998 operating activities was the net result of reductions of advances to providers of $2.3 million and trade and other receivables of $2.6 million less a cash operating loss of $4.0 million and $.4 million decrease in the amounts due the New York State demographic pool. Cash used for capital expenditures was approximately $.6 million during the first nine months of 1998 as compared to $.2 million for the same period in 1997.

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

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At September 30, 1998, WCNY had a cash reserve requirement of $5.8 million and a contingent reserve of approximately $6.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a Section 1307 loan in March 1998, which has brought WCNY's December 31, 1997 statutory net worth above the permitted 50% contingent reserve requirement. WCNY has been operating above the 50% contingent reserve requirement during 1997 and for the quarter ended March 31, 1998, with the full knowledge of NYSID. In June 1997 and November 1997, the Company loaned $3.1 and $1.3 million, respectively, to WCNY under the provisions of Section 1307. However, giving effect to the reported results for the quarters ended September 30, 1998 and June 30, 1998, WCNY's statutory net worth is approximately $1.2 million which is under the 50% (or $3.3 million) contingent reserve requirement at September 30, 1998. Management has had and will continue to have ongoing discussions and meetings with NYSID regarding operating results and compliance with various statutory requirements and has updated NYSID of the Company's plans to obtain additional funds during the rest of 1998, which the Company's Board has authorized to be contributed possibly in the form of additional Section 1307 loans, as needed, to WCNY's capital. Management intends to implement a remedial action plan based upon capital to be contributed to WCNY following the consummation of a strategic opportunity with respect to which the Company has engaged the assistance of Bear, Stearns & Co., Inc. and WCNY's projected return to profitability in 1999. In addition, the Buyer (see Note 4) has entered into a letter of intent to sell its business, including the contracts with the Alliance/IPAs, to a third party. In connection therewith, it is contemplated that WellCare will receive repayment of a portion of the indebtedness owed to it by the Buyer as payment in full of such debt (all of which has been previously reserved) and additional consideration for the amendment of the Alliance/IPA service contracts. That transaction is anticipated to be consummated in December 1998, though there can be no assurance that the transaction will be so consummated or on the terms described herein. There can be no assurance NYSID will accept such a plan or, if accepted, that the plan will be successful in enabling WCNY to fund the contingent reserve requirement within the 50% to 100% discretionary requirement.

WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. In June and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required minimums of $1 million. The Company, on March 2, 1998, made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. At September 30, 1998, WCCT was in compliance with the statutory net worth requirement.

The Company's Reinsurance and Insolvency coverage terminates on November 30, 1998. Management is actively negotiating replacement coverage and expects to renew the reinsurance coverage. However, due to the Company's financial position, the Company may not be able to obtain the insolvency coverage.

At September 30, 1998, the Company had a working capital deficit of $11.2 million, compared to a working capital deficiency of $8.7 million at June 30, 1998 and $5.1 million at December 31, 1997, excluding the cash reserve of $5.8 million required by New York State which is classified as a non-current asset. The increased deficiency is attributable primarily to the cash operating loss for the first nine months of 1998. The Company intends to finance its current and future operations from the positive cash flow from its projected return to profitability in 1999 via increased membership, rate increases and further improvements in medical and general and administrative expenses and the consummation of a strategic opportunity with respect to which the Company has engaged Bear, Stearns & Co., Inc. The Company is also continuing to aggressively pursue balances due for premium revenues, especially under the Medicaid program, to more closely match the collection of premium with the payment of provider capitation fees and fees for other services. Approximately $5.8 million of the premiums receivable at September 30, 1998 is due from governmental agencies relating to the Medicaid program, with approximately $2.4 million attributable to 1997 and approximately $1.4 million applicable to periods prior to 1997. The collection of these balances will have a positive impact on the Company's cash flow.

In March 1998, the Company engaged Bear, Stearns & Co., Inc. to assist the Company in exploring its strategic opportunities. This could include joint venture, capital contributions, merger or sale of all or a portion of the Company.

Management believes that the Company will have sufficient funds available from the above sources to maintain its planned level of operations and programs for 1998. Actual results of operations may, however, differ from those projected and there can be no assurance that the Company will be successful in consummating a strategic transaction and failure to complete such a transaction could adversely impact the Company's ability to continue as a going concern as referenced in Notes 1 and 9.

On July 2, 1998, the Bank notified the Company that it was not in compliance with certain financial ratio requirements included in certain notes and related loan documents. The Bank has expressed a willingness to pursue a resolution, and has not exercised its rights or remedies. The Company is reviewing the Bank's calculations and has had initial discussions with the Bank. The Company is and has been current in the payments of its obligations with the Bank. Although there can be no assurances that the Bank will grant the Company a waiver, the Company continues to classify the debts in accordance with their original terms in anticipation of a waiver.

At September 30, 1998, the Company had total mortgage indebtedness of $5.6 million outstanding on five of its office buildings, of which approximately $0.7 million is due February 1, 1999, approximately $3.9 million is due January 1, 2000, approximately $0.7 million is due March 1, 2000, and approximately $0.3 million is due March 1, 2001.

YEAR 2000 COMPLIANCE

The Company has assessed the requirements of modifying its computer systems to accommodate the Year 2000 and anticipates that these modifications will be completed in advance of the Year 2000 so as to not adversely affect its operations. In most cases, the Company is dependent on outside vendors whose software the Company uses. These vendors have advised the Company that the required modifications are being made, and will be available to the Company in the form of software release upgrades. The Company has developed plans for implementing these release upgrades in a timely fashion. The Company will expense the associated costs incurred to make these modifications and estimates that the hardware and software costs will approximate $1.5 million. While the Company anticipates that the Year 2000 modifications will be completed by the Year 2000, in the event it is not completed the Company will outsource the impacted services until such modifications are successfully completed. The inability of the Company to complete timely its Year 2000 modifications, or the inability of other companies with which the Company does business to complete timely their Year 2000 modifications, could potentially have a material adverse effect on the Company's operations. Further, while the Company has developed a plan to achieve the modifications to accommodate the Year 2000 requirements, the Company has a working capital deficit as of September 30, 1998. Funding to successfully complete the necessary changes to accommodate the Year 2000 changes depends to a degree on the Company achieving profitability in 1999, as well as the consummation of a transaction involving a strategic opportunity for which the Company has engaged the assistance of Bear, Stearns & Co., Inc.

INFLATION

Medical costs have been rising at a higher rate than consumer goods as a whole. The Company believes its premium increases, capitation arrangements and other cost controls measures mitigate, but may not entirely offset, the effects of medical cost inflation on its operations and its inability to increase premiums could negatively impact the Company's future earnings.

PART II - OTHER INFORMATION

Item 1            LEGAL PROCEEDINGS

a. Between April and June 1996, the Company, its former President and Chief Executive Officer, and its former Vice President of Finance and Chief Financial Officer were named as defendants in twelve separate actions filed in Federal Court (the "Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendants' violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

In July 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidated complaint (the "Complaint") was served in August 1996. The complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. In October 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered in April 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants. Because the Order did not specifically address the Company's motion to dismiss, in May 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defense to the Complaint. In September 1997, the plaintiff's class was certified and the parties thereafter commenced the discovery process of the litigation.

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

The Company and certain of its subsidiaries, including WellCare of New York, Inc. have responded to subpoenas issued in April and August 1997 from the United States District Court for the Northern District of New York through the office of the United States Attorney for that District. These subpoenas sought the production of various documents concerning financial and accounting systems, corporate records, press releases and other external communications. While the United States Attorney has not disclosed the purpose of its inquiry, the Company has reason to believe that neither its current management nor its current directors are subjects of or targets of the investigation. The Company has, however, informed the government that it will continue to cooperate fully in any way that it can in connection with the ongoing investigation.

On July 31, 1996 and October 3, 1996 the Securities and Exchange Commission issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996. It is management's understanding that the Securities and Exchange Commission investigation is continuing.

Item 2            Changes in Securities

Not applicable

Item 3            Defaults Upon Senior Securities

On July 2, 1998, the Bank notified the Company that it was not in compliance with certain financial ratio requirements included in certain notes and related loan documents. The Bank has expressed a willingness to pursue a resolution, and has not exercised its rights or remedies. The Company is reviewing the Bank's calculations and has had initial discussions with the Bank. The Company is and has been current in the payments of its obligations with the Bank. Although there can be no assurances that the Bank will grant the Company a waiver, the Company continues to classify the debts in accordance with their original terms in anticipation of a waiver.

Item 4            Submission of Matters to a Vote of Security Holders

Not applicable

Item 5        Other Information

Effective at the close of market on September 9, 1998, Nasdaq delisted the Company's Common Stock from the Nasdaq SmallCap Market because of the Company's inability to maintain the net tangible assets requirement currently applicable to companies for continued listing on the Nasdaq SmallCap Market. The Company's Common Stock is now traded on the Nasdaq Bulletin Board system.

Item 6        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.16b Copy of Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York, Inc. for Commercial and Point of Service Enrollees effective November 1, 1996

     10.16c Copy of Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York, Inc.- Medicaid

     10.16d Copy of Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of Connecticut, Inc. effective November 1, 1996

     10.16e Copy of Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York - Medicare effective November 1, 1996

     10.16f Copy of Amendment to Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York, Inc. for Commercial and Point of Service Enrollees effective November 1, 1996 and Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York - Medicare effective November 1, 1996

     10.16g Copy of Amendment to Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York, Inc.- Medicaid

     10.16h Copy of Amendment to Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of Connecticut, Inc. effective November 1, 1996

     10.16i Copy of Letter dated October 29, 1998 terminating coverage under Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York, Inc. for Commercial and Point of Service Enrollees effective November 1, 1996, Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York - Medicare effective November 1, 1996 and Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York, Inc.- Medicaid

     10.16j Copy of Letter dated October 29, 1998 terminating coverage under Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of Connecticut, Inc. effective November 1, 1996

     11             Computation of Net Income Per Share of Common Stock

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

By:  /s/ Craig S. Dupont
     --------------------------------------
     Craig S. Dupont
     Vice President of Finance and
     Chief Financial Officer
     (Principal Financial and Accounting Officer)




Date: November 16, 1998

                                INDEX TO EXHIBITS

All exhibits below are filed with this Quarterly Report of Form 10-Q:


EXHIBIT NUMBER
--------------

     10.16b Copy of Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York, Inc. for Commercial and Point of Service Enrollees effective November 1, 1996

     10.16c Copy of Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York, Inc.- Medicaid

     10.16d Copy of Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of Connecticut, Inc. effective November 1, 1996

     10.16e Copy of Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York - Medicare effective November 1, 1996

     10.16f Copy of Amendment to Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York, Inc. for Commercial and Point of Service Enrollees effective November 1, 1996 and Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York - Medicare effective November 1, 1996

     10.16g Copy of Amendment to Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York, Inc.- Medicaid

     10.16h Copy of Amendment to Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of Connecticut, Inc. effective November 1, 1996

     10.16i Copy of Letter dated October 29, 1998 terminating coverage under Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York, Inc. for Commercial and Point of Service Enrollees effective November 1, 1996, Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York - Medicare effective November 1, 1996 and Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of New York, Inc.- Medicaid

     10.16j Copy of Letter dated October 29, 1998 terminating coverage under Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of Connecticut, Inc. effective November 1, 1996

     11             Computation of Net Income Per Share of Common Stock

     27             Financial Data Schedule