Form 10-K
period 1998-12-31
WELLCARE MANAGEMENT GROUP INC
filed 1999-07-19
CIK 900630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

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

PARK WEST/HURLEY AVENUE EXTENSION, KINGSTON, NEW YORK 12401
(Address of principal executive offices)          Zip Code)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file requirements for the past 90 days. YES [ ] NO [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of this Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (common stock, $.01 par value) held by non-affiliates of the Registrant on July 1, 1999 was $5,018,031 based on the closing sales price of the common stock on such date.

     The aggregate number of Registrant's shares outstanding on July 1, 1999 was 7,196,944 of common stock, $.01 par value and 352,448 shares of Class A common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                     PART I

ITEM 1. BUSINESS

     The WellCare Management Group, Inc. ("WellCare" or the "Company") is a managed health care company whose direct and indirect wholly-owned subsidiaries, WellCare of New York, Inc. ("WCNY") and WellCare of Connecticut, Inc. ("WCCT"), are health maintenance organizations ("HMOs"). WCCT, which is a wholly-owned subsidiary of WCNY, is modeled on WCNY and operates in the State of Connecticut. As of December 31, 1998, WCNY membership consisted of commercial members as well as those covered by governmental programs (Medicare, Medicaid and Child Health
Plus). WCCT services only commercial members. Until June 1999, WellCare provided management services to each of its subsidiaries. In June 1999, the Company entered into a number of transactions which will significantly change the future operations of the Company. These transactions are described below under Recent Events.

     Certain statements in this Annual Report on Form 10-K are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors, including but not limited to the following: the Company's ability to continue as a going concern; that Dr. Patel will not obtain Connecticut regulatory approval of the change in control of WCCT contemplated by the Patel transaction; the inability to meet HMO statutory net worth requirement for WCNY or WCCT; the absence of a commercial line of business in WCNY for at least one year; that increased regulation will increase health care expenses; that increased competition in the Company's markets or change in product mix will unexpectedly reduce premium revenue; that the Company will not be successful in increasing membership growth; that there may be adverse changes in Medicare and Medicaid premium rates set by federal and state governmental agencies; that health care cost in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, changes in physician practices, and new technologies; that the Company will be unable to successfully expand its operations into New York City, Westchester County and the State of Connecticut; and that major health care providers will be unable to maintain their operations and reduce or eliminate their accumulated deficits.

     Legislative and regulatory proposals have been made at the federal and state government levels related to the health care system, including but not limited to limitations on managed care organizations (including benefit mandates) and reform of the Medicare and Medicaid programs. Such legislative or regulatory action could have the effect of reducing the premiums paid to the Company by governmental programs or increasing the Company's medical costs or both. The Company is unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, the Company cannot predict the effect of such legislation, action or regulation on the Company's business.

RECENT EVENTS

     In March 1998, the Company engaged Bear, Stearns & Co. Inc. to assist the Company in exploring its strategic opportunities, which could include joint venture, merger or sale of all or a portion of the Company. At December 31, 1998, the Company had a working capital deficiency of approximately $26.1 million, had incurred operating losses in each of the last three years, and was not in compliance with the statutory net worth requirements for New York State and Connecticut HMOs. The New York requirements call for WCNY to maintain a contingent reserve of $6.7 million at December 31, 1998, compared to its statutory-basis financial statement negative net worth of ($14.6) million. The New York State Insurance Department ("NSYID") has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY had been operating within the 50%-100% discretionary contingent reserve requirement during 1997 and through the first quarter of 1998 with the full knowledge of NYSID. In April 1999, WCNY agreed to a consent to rehabilitation in which the State of New York has the right to commence court proceedings and have an order entered into that would give the State of New York the right assume the operation of WCNY. Failure to come into compliance with the reserve requirement could cause NYSID to take action which could include restriction or revocation of WCNY's license. The Connecticut requirements call for a minimum statutory net worth of $1 million, whereas WCCT statutory net worth at December 31, 1998 was approximately $.6 million, including an account receivable from the Company of approximately $.9 million. As a result, on June 2, 1999, the State of Connecticut Insurance Department issued an order requiring WCCT to submit to administrative supervision by the State's Insurance Commissioner until WCCT meets its statutory net worth (without including the account receivable from the Company) and other requirements.

     The Company's financial statements as of December 31, 1998, and for the year then ended, have been prepared assuming that the Company will continue as a going concern. The auditors' report states that "the Company's recurring losses from operations, working capital deficit, deficiency in assets and failure to maintain 100% of the contingent reserve requirement of the New York State Department of Insurance raise substantial doubt about its ability to continue as a going concern." (See Consolidated Financial Statements).

     On June 11, 1999, WellCare closed on two separate transactions. Kiran C. Patel, M.D. ("Patel"), the principal of Well Care HMO, Inc., a Florida corporation, an entity unrelated to WellCare, purchased a 55% ownership interest in the Company for $5 million. In a second transaction, Group Health Incorporated ("GHI") purchased WCNY's commercial business (approximately 25,000 members) for approximately $5 million, effective June 1, 1999. The consummation of these transactions, along with other concurrent settlements, is expected to: reduce the Company's working capital deficit by approximately $18.0 million; improve the ability to bring WCNY within the 50% to 100% revised contingent reserve requirement, as permitted by NYSID; retire substantially all of the Company's long-term debt; significantly reduce WCNY's obligations to its providers; reduce the number of employees from 236 at December 31, 1998 to 105; and change the configuration and focus of the Company. Thereafter, WellCare's operations in New York will consist solely of its governmental programs (Medicare, Medicaid, and Child Health Plus), with WCNY's revised statutory cash reserve decreased to $2.9 million, and its revised statutory contingent reserve decreased to $3.7 million. WCCT will continue its commercial business in Connecticut, subject to a public hearing and regulatory approval of the acquisition of control of WCCT. Management believes that the consummation of these transactions will improve WellCare's ability to continue as a going concern.

     In June 1999, Dr. Patel purchased shares of a newly authorized series of senior convertible preferred stock for $5 million, which provides Dr. Patel with 55% of WellCare's voting power. The preferred stock is subject to mandatory conversion into common stock upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 75 million. The shares will be convertible into 55% of the then outstanding common stock (after giving effect to such conversion) and will be subject to anti-dilution rights under which Dr. Patel will generally preserve his 55% interest in WellCare until there are 75 million shares of common stock issued and outstanding. The investment by Dr. Patel in WellCare was approved by New York State regulators on June 11, 1999. Pending a public hearing in Connecticut and regulatory approval of the acquisition of control of WCCT, Dr. Patel is precluded from exercising influence in directing the management and policies of WCCT. There can be no assurance that approval of the change in control will be granted nor that the order of supervision will be lifted.

     In the GHI transaction, WCNY sold its commercial business, including approximately 25,000 members, to GHI for $5 million, effective June 1 1999. WellCare received $4 million at closing, and $1 million was placed in escrow pending a determination of the total number of WCNY commercial members at June 1, 1999. If the commercial membership is at least 25,000 members, all of the proceeds will be released from escrow. WellCare and WCNY have agreed not to engage in commercial HMO business in New York for a period of one year following the closing.

     As a condition to the closing of the Patel and GHI transactions, more than 75 hospitals and physicians and other health care providers have entered into settlement agreements to settle claims for services provided to WCNY HMO members through April 30, 1999. These claims will be settled from a provider pool consisting of at least $10 million, comprised of all of the proceeds from the GHI and Patel transactions and 80% of WCNY's premium receivables at April 30, 1999, with WCNY able to utilize the amount in the provider pool in excess of $10 million, up to $2.5 million, to meet statutory reserves. These providers may receive additional payments in an amount of up to 15% of the settled claims, spread over the next three years, should they continue to provide health care services to WCNY members.

     In June 1999,  the Company  loaned WCNY $5 million under the  provisions of
Section 1307 of the New York State Insurance Law. Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of the free and divisible surplus, subject to the prior approval of the Superintendent of Insurance of the State of New York.

     As a condition to the closing of the Patel transaction, The 1818 Fund II, L.P. (the "Fund"), the general partner of which is Brown Brothers Harriman & Co., converted the $15 million 8% subordinated promissory note issued by WellCare into a second newly authorized series of senior convertible preferred stock. The preferred stock is non-voting and is subject to mandatory conversion (subject to regulatory approval) into 10,000,000 shares of common stock of WellCare upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 75 million.

     As a further condition to the closing of the Patel transaction, the holders of 644,287 shares of Class A common stock, which has ten votes per share, agreed to convert their shares into shares of common stock on a share-for-share basis. Robert W. Morey, the holder of the remaining 281,956 shares of Class A common stock outstanding, has given a two-year proxy in favor of Dr. Patel to vote Mr. Morey's shares of Class A common stock.

     After giving effect to conversion of these shares of Class A common stock, and assuming conversion of the preferred shares held by Dr. Patel and the Fund, there would be 38,716,693 shares of common stock and 281,956 shares of Class A common stock issued, with Dr. Patel owning 21,449,257 shares of common stock, and 55% of the aggregate number of shares outstanding in the combined classes.

     As a further condition to the closing of the Patel transaction, in June 1999, the Company reached a settlement with Key Bank (the "Bank"), whereby the Company will transfer ownership of the real property securing two mortgages to the Bank in lieu of foreclosure. The net book value of the real property was approximately $6.5 million compared to the outstanding mortgage balances of approximately $4.4 million. The Company also reached a settlement with Premier National Bank ("Premier"), whereby the Company will transfer ownership to Premier of the real property securing two mortgages, in lieu of foreclosure. The net book value of the real property was approximately $1.8 million compared to the outstanding mortgage balances of approximately $1 million. The aggregate balance of these mortgages ($5.6 million at December 31, 1998), as well an equal amount of mortgaged assets, have been classified as current in the Company's December 31, 1998 balance sheet.

     In connection with the Patel transaction, the WellCare HMOs entered into separate and identical management agreements with Comprehensive Health Management, Inc. ("Comprehensive"), an affiliate of Dr. Patel. The agreements are for a term of five years, effective June 1, 1999. The management fee ranges from 7.5% of an HMO's premium revenue when there are more than 80,000 members, to 9.5% of an HMO's premium revenues when there are less than 40,000 members. Comprehensive will cover services for claims, customer service, utilization review, data processing/MIS (including Y2K compliance expenses and costs), credentialing, communication, provider relations, and day to day accounting. Comprehensive will also provide financial reports to the HMOs and the appropriate regulatory agencies. The fee does not cover other costs, such as marketing functions, legal costs, extraordinary accounting and audit costs, directors and officers liability insurance, other insurance costs, and any extraordinary costs. The management agreement with WCNY was approved by New York State regulators on June 11, 1999. Pending a public hearing in Connecticut and regulatory approval of the acquisition of control of WCCT, Dr. Patel is precluded from exercising influence in directing the management and policies of WCCT. State regulators, however, have authorized the performance of the WCCT management agreement, with certain limitations.

     In May 1999, the Company entered into a settlement agreement of the Class Action Securities Litigation for $2.5 million, all of which is being funded by the insurance carrier which provided coverage to the individual defendants. The settlement agreement is subject to Federal Court approval. The Company expects to recoup from the insurance carrier the expenses related to fees it paid to the attorneys representing the individual defendants, less the Company's insurance deductible.

     The description of WellCare's business, its historic results of operations, and management's discussion and analysis of financial condition and results of operations are based upon the operations of the Company as they existed on or through December 31, 1998, and does not give effect to transactions discussed in this "Recent Events" section, unless specifically referred to.

THE MANAGED CARE INDUSTRY

     Health care costs in the United States have escalated dramatically from $324 billion in 1982 to an estimated $1 trillion in 1998, or approximately 12.5% of the gross national product. As a result, employers, insurers, governmental entities and health care providers have sought effective cost containment measures, contributing to the development of the managed care industry. Further, the inability of a significant portion of the population to obtain health care coverage has resulted in health care reform measures proposed both at the federal and state levels, many of which focus on managed care as a means for providing quality health care services on a cost-effective basis for this population.

     COMMERCIAL. An HMO provides or arranges for the provision of comprehensive health care services, including physician and hospital care, to a voluntarily enrolled population for a fixed, prepaid premium. Except in the case of a medical emergency, the member receives care from participating primary care physicians who, in turn, refer the members to participating specialists and hospitals as required. HMOs provide medical management controls designed to encourage efficient and economic utilization of health care services. These controls include monitoring physician services, the level of hospital admissions and the lengths of hospital stay, and promoting the use of non-hospital based medical services.

     Initially, managed care was provided primarily through HMOs, but has expanded to the provision of an increasing variety of products and services, including preferred provider organizations ("PPO"), utilization review services, third-party claims administrators and specialty benefit programs, which are marketed to self-insured employer plans, unions, indemnity insurers and other groups.

     A number of government-sponsored health care programs have begun to encourage the enrollment of their beneficiaries into managed care plans, particularly HMOs, as a means of controlling escalating health care costs. The largest of these programs are Medicare and Medicaid, which service the elderly and the poor, respectively.

     MEDICARE. Medicare is a federal government-sponsored entitlement program administered by the Health Care Financing Administration ("HCFA"), providing health care coverage to individuals, primarily over 65 years of age. In 1998, Medicare accounted for approximately $214.6 billion in health benefits for 38.4 million aged and disabled enrollees. This represents an amount which is 7.2% higher than fiscal year 1997 and reflects growth in beneficiary enrollment, service utilization and medical inflation.

     The federal government, through HCFA, has contracted with HMOs since 1985 and, currently, approximately 6.7 million Medicare beneficiaries are enrolled in managed care. Of that number, approximately 6 million are covered under plans that assume risk in the delivery of health care services to Medicare beneficiaries ("Medicare Risk Contracts"). In contracting with HMOs pursuant to Medicare Risk Contracts, HCFA bases payment rates on 95% of the average Medicare medical costs, determined by county and adjusted for age, sex, and institutional status. In addition to the 5% cost savings, the financial risk and most of the administrative burdens of health care service delivery are shifted to the HMO, and the administrative efficiency practices of managed care are integrated into the Medicare program. At December 31, 1998, there were 346 Medicare Risk Plans nationwide (including multiple plans by single HMOs), and approximately 33 contracts applications pending. On January 1, 1999, Medicare Risk HMOs will transition to Medicare+Choice contract under provisions enacted by the Balanced Budget Act of 1997.

     MEDICAID. The Medicaid program, sponsored by individual state governments, provides health care services to low income individuals in the United States, receiving significant financial support from the federal government. In 1997, approximately $20.9 billion was spent on Medicaid programs in New York State, which is estimated to increase 4.8% to approximately $21.9 billion in 1998. State governments have increasingly contracted with managed care companies, including HMOs, to provide health care services to their Medicaid recipients. In contracting with private managed care companies, Medicaid shifts most of the financial risk of covered health care services delivery to the HMO and allows the Medicaid program to benefit from the cost-efficiency practices of the managed care industry. Several states, including New York and Connecticut, have received federal approval to mandate that all Medicaid beneficiaries enroll with managed care companies to receive medical services. At December 31, 1998, only approximately 28.7% of the estimated 2.2 million eligible Medicaid recipients in New York State are enrolled in HMO plans.

     CHILD HEALTH PLUS. Child Health Plus, a newly expanded subsidized program, provides comprehensive primary and preventive health insurance to uninsured and underinsured children under age 19. The program covers children in low income families that do not have similar coverage through the workplace and who are not eligible for Medicaid. For most families, the program is currently free or requires a low monthly contribution.

     The New York State dollar expenditure will increase from $150 million in 1998 to approximately $207 million in 1999. These funds will be used as a match to the new federal State grant program, State's Children Health Insurance Program providing $256 million to New York State in 1999.

     As of December 31, 1998, approximately 271,000 of the State's uninsured children were enrolled in the program, less than half of the uninsured children statewide. Beginning in 1998, education, outreach and facilitated enrollment strategies have been developed to recruit children to enroll in the program.

THE WELLCARE HMOS

     WCNY and WCCT (the "WellCare HMOs") provide comprehensive health care services to their members for a fixed monthly premium, plus a co-payment as applicable, by the member to the physician for each office visit generally, and a dispensing fee or copayment to the pharmacy for each prescription filled. The basic benefits, provided within a member's benefit plan consist of primary and specialty physician care, inpatient and outpatient hospital services, emergency and preventive health care, laboratory and radiology services, ambulance services, eye care, physical and rehabilitative therapy services, chiropractic services, mental health care, and alcohol and substance abuse counseling. For an increased monthly premium, members have the option to receive prescription drugs and vision care and other supplemental benefits.

     The WellCare HMOs arrange for the provision of inpatient and outpatient hospital health care services by contracting with hospitals. Prior to 1997, New York hospitals were paid primarily on a diagnostic related group ("DRG") basis under New York State law rather than by length of hospital stay (although New York HMOs were permitted to negotiate lower DRG or per diem rates with regulatory approval). Effective January 1, 1997, the New York State regulated DRG rate setting system expired and was replaced by a largely unregulated free market system whereby payors and hospitals are free to negotiate the best rates possible. WCNY's contracting efforts were focused on converting DRG and risk bearing arrangements to a per diem methodology, and most of WCNY's significant contracts with NY hospitals are based on a negotiated per diem rates across all product lines. To the extent DRG rates apply, a member's length of hospital stay does not affect the WellCare HMOs costs. Hospital costs can best be controlled through managing hospital admissions and utilizing the most effective treatment methods. When a per diem contract is in effect, utilization management reduces medical costs to the WellCare HMOs by minimizing length of hospital stay as well as maximizing the utilization of the most effective treatment methods.

     WCCT contracts with its network of hospitals using various payment methodologies, including per diem, case rates, and discounts from charges, with more steering of members to participating hospitals. Currently, efforts are underway to convert discount contracts to per diem rates. Hospital costs are controlled when medical management assures that hospital care is appropriate, proceeds in an efficient manner, and hospitalized members are moved to more appropriate care settings as soon as clinically sound. New contracts have been developed for home care and skilled nursing facilities, and competitive skilled nursing facility level rates have been included in hospital contracts for use when members do not require hospital-level care.

     The WellCare HMOs also arrange for the provision of health care services in the case of primary care services, on a capitated fee basis, and with other health care providers, generally on a discounted fee-for-service basis.

     Members are allowed to select any primary care physician or group practice participating in the WellCare HMO provider network and are allowed to switch from one primary care physician or practice to another within the network. All medical care received by the member, including specialist and hospital care, is coordinated by the primary care physician. Hospitalization for members requiring non-emergency treatment generally takes place in hospitals, which either are under contract or have arrangements with the WellCare HMOs. Emergency treatment may be obtained in any hospital.

     Premiums are generally fixed for a twelve-month period under contracts with each subscriber group. WellCare considers a variety of factors in determining HMO community rated premiums, including anticipated health care utilization rates, projected medical expenses, community rating requirements (applicable in both New York and Connecticut) and competitive conditions. Premiums are subject to state regulation (See "Business Government Regulation").


MEMBERSHIP

     The following table reflects membership and employer groups for plans owned, managed or administered by WellCare during the five years ended December 31, 1998. In addition, the pro forma column for 1998 shows the impact of excluding the WCNY commercial members sold to GHI, effective June 1, 1999, and the Medicare members in the four counties in which WCNY did not renew its risk contracts, effective January 1, 1999, as if it had occurred at December 31, 1998:

                                                 At December 31,
                              Pro forma --------------------------------------
                              1998     1998     1997     1996     1995    1994
                              ----     ----     ----     ----     ----    ----
Commercial Members (1)(3)   16,000   46,700   48,400   69,700   78,900   71,100
Medicaid Members            20,700   20,700   20,800   18,300   19,100   10,000
Medicare Members (2)         6,600   10,600   10,000    5,500    2,000    1,400

Total Members               43,300   78,000   79,200   93,500  100,000   82,500
Number of Employer Groups    4,800    6,600    2,300    2,600    2,500    1,900
-------------------------

(1) Includes HMO commercial members, members enrolled in the Child Health Plus program, and members enrolled under non-HMO specialty programs.

(2)  Includes Medicare beneficiaries and Medicare supplement members.

(3)  Includes 8,900,  1,800,  900 and 400 WCCT members for 1998,  1997, 1996 and
     1995, respectively.

     At December 31, 1998, the five largest employer groups accounted for approximately 9% of total membership, with no one group accounting for more than 4% of such membership.

     Prior to June 1, 1999, the membership of the WellCare HMOs was comprised of the following:

       * Members enrolled through subscribing private or public sector employers or unions, and members unaffiliated with subscriber groups enrolling individually (collectively, "commercial members") (sold to GHI, effective June 1 1999);

       * Recipients of public aid whose eligibility is determined by the local departments of social services and the New York State Department of Health ("Medicaid members");

       * Members enrolled in the New York State Child Health Plus program (included under "commercial members");

       *   Medicare beneficiaries covered under Full Risk program
           ("Medicare beneficiaries"); and

       *   Medicare  beneficiaries   receiving  HMO  supplemental  coverage  for
           medical services not covered by Medicare ("Medicare supplement members").

     All five classes of membership were enrolled in WCNY. WCCT has approval to offer coverage only to commercial members.

     When a subscriber group agrees to offer a WellCare HMO to its employees, enrollment is voluntary by the individual, who must be accepted for enrollment by WellCare regardless of health status. Employers generally pay all or part of the monthly health care premiums for their employees, deducting the portion not so paid from the employee's salary. Upon leaving a subscriber group, an individual may elect to continue as an HMO member by paying a monthly COBRA premium.

     Individuals may be enrolled as Medicaid members in WCNY through its Healthy Choice product ("Healthy Choice") only if they are eligible recipients of Medicaid. Medicaid members are enrolled on an individual basis pursuant to agreements with county social services departments and approval by the New York State Department of Health ("DOH") and must be enrolled regardless of health status. The premiums for Medicaid members is funded 25% by the applicable county, 25% by the State of New York and the balance by the federal government. In the event the contracts are terminated or not renewed, the Company's operating results would be adversely affected. Medicaid Managed Care legislation was enacted in 1996 authorizing New York State, pursuant to federal waiver, to require most Medicaid recipients to enroll in managed care plans. The Company believes it is well positioned in the marketplace to enroll and provide services to these individuals under New York State's federally approved mandatory waiver.

     Medicare beneficiaries are enrolled pursuant to annual contracts with the federal government under which WCNY provides health care services. These contracts provide for the federal government to pay WCNY a fixed monthly premium per member equal to approximately 95% of the average medical costs by county adjusted for age, sex, and institutional status. Premiums are subject to periodic unilateral revision by the federal government. Under the basic plan, beneficiaries pay no monthly premiums or deductibles, although there are co-payments for office visits, prescriptions, and certain other services and there are annual limits on prescription benefits received per member. Medicare members are able to disenroll for any reason effective the first of any month with prior written notice. Effective January 1997, WellCare's Medicare Risk program ("Senior Health") expanded from 8 counties with approximately 240,000 eligible individuals to 12 counties with a total of over 300,000 eligible individuals. Effective November 1997, WellCare's Medicare Risk program expanded to 17 counties with approximately 1.5 million eligible individuals. In October 1998, WCNY announced that WCNY would not renew Medicare Risk contracts in four counties, effective January 1999. Approximately 4,000 Medicare members were affected by this reduction. The decision was made following a review of the medical loss ratio in each of these counties. WCNY currently participates in 13 counties.

     Medicare supplement members may enroll in WCNY on a group basis through their present or past employers to supplement medical coverage received from Medicare. Under the supplemental coverage, in return for a fixed monthly premium, WCNY pays the cost of most medical services not covered by Medicare, provided the Medicare beneficiary uses the HMO provider network for such services, other than for emergency care there are also copayments for certain services received by members.

MEDICAL COST CONTROL

     The Company's success depends to a significant degree upon its ability to control health care costs. WellCare controls such costs through (i) capitation arrangements with the independent practice associations ("IPAs") and with non-IPA primary care physicians, (ii) discounted fee-for-service arrangements with specialists and other health care providers, (iii) capitation arrangements with providers of certain specialty services, (iv) medical management review programs, and (v) co-payments by members for office visits and other services. Notwithstanding such cost control measures, health care costs in any given period may be greater than expected due to unexpected incidence of major cases, legislative changes, broadening member entitlements, natural disasters, epidemics, changes in physician practices and new technologies. These factors which impact health care costs are beyond the Company's control and may adversely affect its operations.

PHYSICIAN ARRANGEMENTS

     In October 1994, WCNY entered into contracted arrangements with a majority of its primary care physicians and specialists through contracts with regional health care delivery networks (the "Alliances") for the provision of health care services to the Plan's commercial and Medicaid members. Initially, each Alliance was a professional corporation that then contracted with individual primary care physicians and specialists to provide health care services. At inception, there were four Alliances with different equity owners. In 1995, the four Alliances were combined into two Alliances, with the same equity owner. Effective June 1997, the Alliances converted into independent practice associations ("IPAs") by establishing new corporations. WCNY's initial agreement with each of the Alliances, for the period October 1994 through September 1995, required payment to the Alliances based on a percentage of premium revenue for effected members. Effective October 1995, WCNY entered into three year agreements with each of the Alliances to capitate them at specified per member per month ("PMPM") rates designated to cover the cost of all health care services provided to the HMO members. These agreements originally provided for periodic increases, ranging from 1% to 6% for the period from October 1995 through December 1998.

     In an effort to improve the profitability of WCNY and the Alliances, WCNY entered into a letter of understanding with the Alliances in September 1996 to restructure its capitation arrangements. Pursuant to the terms of the restructured arrangement, WCNY reassumed the risk for certain previously capitated services, and reduced the capitation rate paid for certain services which continued to be provided by the IPAs. WCNY capitated the Alliances for physician services, both primary care and specialty services, on a PMPM basis for each HMO member except for physician services in the areas of certain diagnostics and mental health substance abuse, which WCNY capitated through contracts with certain other regional integrated delivery systems.

     Each Alliance/IPA, in turn, capitates its Alliance/IPA primary care physician from the monthly payments received from WCNY with a fixed monthly payment for each HMO member designating the Alliance/IPA physician as their primary care provider, retaining and allocating the balance to a group risk pool for payment to specialists. Specialists are compensated on a fee-for-service basis by each Alliance/IPA which disburses payments to these specialists. To the extent the risk pools are insufficient to cover the specialists' fees, the amounts paid to the specialists as a group can be proportionately reduced, up to a maximum of 30%. To the extent the risk pools are still insufficient to cover the specialists' fee after a maximum reduction, a portion of the capitation payments to primary care physicians can be withheld to cover the specialists' fees after the reduction. Primary care physicians and specialists are furnished with periodic utilization reports and the IPAs' accounts are reconciled periodically.

     In April 1998, WCNY entered into service agreements with four IPAs wholly owned by Primergy, Inc. ("Primergy"). These agreements amended and restated the prior agreements with two professional corporations managed by Primergy. Consistent with the prior agreements, the new agreements grant the IPAs the exclusive right to contract with primary care physicians in a six county geographic region in the mid-Hudson Valley. The term of the agreements is ten years, subject to earlier termination under certain conditions, including following a failure of the parties to renegotiate rates in the event that a potential investor (the "Investor") did not exercise its right to acquire
Primergy. In July 1998, following expiration of the Investor's option to purchase Primergy, WCNY notified Primergy of its intent to renegotiate rates. If a new agreement is not reached within 120 days after June 30, 1998, either the Company or the respective IPA can thereafter exercise its option to terminate the contract. The parties continue to negotiate the terms of the new agreement and there can be no assurance that the contracts will be successfully renegotiated and not terminated by either the Company or the respective IPAs.

     In October 1998, WCNY entered into a service agreement with a fifth IPA owned by Primergy to provide non-exclusive service in the Capital District region. Subsequently, the Company entered into discussions with Primergy and another potential investor ("New Investor") whereby the New Investor expressed an interest in acquiring Primergy, repaying certain of the debt owed to the Company by Primergy, amending certain terms of the IPA service agreements, and obtaining the right to manage certain aspects of WCNY's business relating to its relationships with the IPAs owned by Primergy. These discussions have not resulted in the consummation of any transaction involving the Company, nor can there be any assurance that a transaction will be consummated in the future.

     In January 1999, WCNY amended the service agreements with the IPAs owned by Primergy to add Medicare risk as a product for which the IPAs would arrange for the provision of physician primary care and specialty services and certain other agreed upon health care services.

     After the GHI transaction, the existing IPA service agreements between Primergy and WCNY no longer encompass WCNY commercial members.

     WCNY intends to remain integrally involved in assisting primary care physicians to efficiently manage their practices.

     During 1998, Alliance/IPA primary care physicians provided medical care to approximately 68% of WCNY's commercial and Medicaid members; the balance of WCNY's members were provided services by primary care physicians who are directly contracted by WCNY, as described in the following paragraph.

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

HOSPITAL AND OTHER PROVIDER ARRANGEMENTS

     Third-party reimbursement for most inpatient hospital care in New York State, prior to 1997, was required to be paid on a DRG basis, pursuant to which hospital charges as established by the State were based on the diagnosis of the patient's condition, generally notwithstanding the length of hospitalization. New York HMOs have been permitted, subject to regulatory approval, to negotiate lower DRG or per diem rates with hospitals. To the extent DRG rates apply, a member's length of hospital stay does not affect an HMO's costs. Hospital costs can best be controlled through managing hospital admissions and utilizing the most effective treatment methods. When a per diem contract is in effect, utilization management reduces medical costs to the HMO by minimizing length of hospital stay as well as maximizing the utilization of the most effective treatment methods. Currently, most of WCNY's significant contracts with NY hospitals are based on per diem rates across all product lines.

     As of January 1, 1997, the New York State regulated DRG rate setting system expired and was replaced by a largely unregulated free market system whereby payors and hospitals are free to negotiate the best rates possible. Another significant change is in the area of funding for various public goods and Graduate Medical Education. Under the state-run DRG system, these add-on costs had been built directly into the rates set by the state, and were not subject to negotiation. However, as of January 1, 1997, the responsibility for public goods and Graduate Medical Education has shifted from hospitals to the payors. To account for this new cost, payors have been renegotiating their hospital contracts in order to remain on a cost-neutral basis.

     In Connecticut, WCCT initially developed a network of hospitals using various payment methods, including per diem, case rates, and discount from charges. As WCCT experienced significant growth in 1998, the hospital network was expanded to a more comprehensive list with more aggressive steering of members to participating hospitals. Currently, efforts are underway to convert discount contracts to per diem rates, and to contract with non-participating hospitals. Hospital costs can best be controlled when medical management assures that hospital care is appropriate, proceeds in an efficient manner, and hospitalized members are moved to more appropriate care settings as soon as clinically sound. New contracts have been developed for home care and skilled nursing facilities, and competitive skilled nursing facility level rates have been included in hospital contracts for use when members do not require hospital- level care.

     At December 31, 1998, the WellCare HMOs contract with 92 hospitals. Pursuant to its contract, the hospital is paid for all authorized inpatient and outpatient services and all emergency room services provided to members. In addition, the WellCare HMOs require the hospitals to participate in utilization management and quality improvement programs. In general, the WellCare HMOs contracts with hospitals are terminable upon 90 to 120 days' prior notice by either party.

     In order to obtain high quality services at cost-effective rates, the WellCare HMOs have contracted with other providers for, among other things, mental health, diagnostic services, physical therapy, outpatient surgery, laboratory services and home health care, on either a capitated or negotiated fee basis. The Company also has an agreement with an unrelated pharmacy benefits manager which covers all of the service areas of the WellCare HMOs, including, at December 31, 1998, a network of approximately 1,360 pharmacies.

CLAIMS RESERVES AND IBNR

     The development of the claims management system that tracks claims on a current basis has been an ongoing priority of the Company. The results of operations depends in large part on the Company's ability to predict, quantify, and manage medical expenses. During 1997, the Company instituted procedures which it continually reviews, modifies and enhances to allow it to measure and project medical costs on a timely basis. The expense is based in part on estimates, including an accrual for medical services incurred but not yet billed ("IBNR"). A daily inventory of hospital days and patient stays by product line is maintained and reviewed by medical management. Claims are entered and scanned to the claims system and are then available for examiners to either process, review and approve for payment, pend for additional information from the provider or deny. All claims are entered into the system at charges and evaluated. Ongoing studies conducted for the three product lines provide the Company with the tools to estimate the percentage of pended claims to be paid relative to submitted charges. All claims paid, payable and pended are evaluated weekly and a projection of ultimate payables is estimated. Moreover, procedures are in place whereby the actual runoff of claims for each of the last twelve months versus the reserve for IBNR and the paid, pended, and payable claims are reviewed for accuracy as compared to the original projections. This procedure is intended to allow the Company to estimate its IBNR more effectively.

     The Company believes that the process of trending the ultimate resolution of paid, pended and payable claims allows the Company to analyze trends and changes in payments and utilization patterns and, therefore, react to medical costs on a proactive versus a reactive basis. The Company's recording of IBNR during 1997 and the first three quarters of 1998 has, in retrospect, been for amounts less than ultimately incurred based on the actual settlement of claims. Although the Company continues its efforts to make this estimating process more accurate, there can be no assurance that IBNR reserve currently recorded will be sufficient to cover medical expenses ultimately incurred.

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

QUALITY OF CARE PROGRAMS

     WellCare's quality of care programs, consisting of disease management programs, periodic peer reviews and outcome studies, assist the Company in controlling costs and improving quality by identifying cost-effective treatment procedures (See "Business Quality Improvement"). In 1996, WCNY received a certificate of one year accreditation from the National Committee for Quality Assurance ("NCQA"). The NCQA performed its subsequent annual review in 1997 and, in February 1998, again awarded WCNY with its one-year certificate of accreditation. The NCQA completed another review in March 1999, and WCNY is awaiting the results of this most current review.

CO-PAYMENTS

     To promote member participation in controlling health care costs, the WellCare HMOs require co-payments by its members for most office visits and some other services. These co-payments are made by the member directly to the physician or other provider and, for WCNY, range from $3 to $20 per office visit, and $25, $35 or $50 for emergency room treatment. WCCT is approved for a $3 to $20 co-payment for office visits and a $35 co-payment for emergency room treatment. Certain contracts also require members to pay co-payments for inpatient hospital services.

POINT-OF-SERVICE AND PPO PRODUCT

     The HMOs offer a point-of-service ("POS") product to its commercial members, allowing them to select providers outside of the HMOs' provider network.  When a member  uses a POS  product,  the member is  required to make a
higher  co-payment  and  satisfy  a  deductible.   In  addition,   WellCare  has
established a PPO network, using principally its HMO provider network, to provide vision care and pharmacy benefit programs as stand-alone products for self-insured employer and other groups.

MARKETING

     At December 31, 1998, WellCare maintained a marketing staff of approximately 65 full time equivalent staff ("FTEs") dedicated to selling WellCare's various products and benefit plans. Those 65 FTEs were allocated as follows: 25 for commercial group products, 32 for Medicaid and Child Health Plus and 8 for Medicare+Choice. As a result of the sale in June 1999 of WCNY's commercial business to GHI, all of the marketing staff dedicated to the commercial product have become GHI employees.

     Medicaid managed care marketing has become a highly regulated and supervised activity. All Healthy Choice marketing must be conducted consistent with a pre-approved marketing plan and, all Healthy Choice marketing materials must receive approval prior to their use, from both the County Departments of Social Services and the New York DOH. Additionally, the Company monitors its Plan marketing staff to insure that all marketing is performed consistent with applicable rules and guidelines.

     Healthy Choice utilizes a variety of marketing approaches including: direct marketing at County Social Services offices, direct mail when approved and supervised by the Counties; provider-assisted outreach; community-based organization partnerships; and advertising in targeted community publications.

     The Child Health Plus program is a state-subsidized commercial product regulated and supervised by both the State Departments of Health and Insurance. Marketing plans, including enrollment activities and all materials, must be approved by the Department of Health prior to their use. Marketing activities, consistent with applicable rules and guidelines, include direct mail, provider assisted outreach, community-based organization partnerships, health fairs, and media campaigns.

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

QUALITY IMPROVEMENT

     All physicians in the WellCare HMOs' provider network are required to participate in quality improvement and utilization review programs. WCNY has received a one-year accreditation from the NCQA in each of the last two years. The quality improvement program is designed not only to maintain but to continually improve the delivery of proper medical care and includes:

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

COMPETITION

     Throughout 1998, WellCare maintained a presence in four distinct New York managed-care markets, as well as the state of Connecticut. WellCare's four New York markets are defined as Greater Hudson Valley, Capital District, Southern Tier and New York City/Westchester County. The Connecticut service area covers the entire state and is considered WellCare's fifth regional market. WellCare's Medicaid, Child Health Plus, and Medicare products are sold in New York exclusively.

     Each of these markets presents distinct challenges and opportunities to establish a competitive selling edge and create revenue growth. WellCare competes in its five markets, which encompass over 300,000 businesses, 15 million people and more than 40 managed-healthcare competitors. These competitors range in size from a start-up of 20,000 covered members to large market leaders like Cigna, Aetna and Blue Cross & Blue Shield with millions of covered lives. Each market has different primary competitors for WellCare and, therefore, requires a different strategic approach relative to price, network and product in order to succeed. In connection with the GHI transaction, WellCare and WCNY have agreed to not engage in commercial HMO business in New York for a period of one year following the closing.

MANAGEMENT INFORMATION SYSTEMS/THE YEAR 2000 ("Y2K")

     In connection with the "Patel" and "GHI" transactions, the Company sold or assigned substantially all of its computer hardware and software to GHI. The plan is for all data processing/MIS requirements to ultimately be provided under the terms of the newly executed management agreements with Comprehensive Health Management, Inc. ("Comprehensive"), an affiliate of Dr. Patel. Under the terms of the GHI transaction, the Company will continue to use the existing computer systems and software a transition period. The computer hardware and software that was not sold or assigned to GHI is in the process of being upgraded so that it will be Y2K compliant. The Company anticipates these modifications will be completed by September 1999.

     With respect to the efforts undertaken to date by Comprehensive and affiliates to address the Y2K issues, Comprehensive has upgraded its computer hardware and software systems, and has expended approximately $430,000 in software related costs and $235,000 in hardware related costs.

     The inability of Comprehensive or the Company to complete timely any of its Year 2000 modifications, or the inability of other companies with which Comprehensive or the Company does business to complete timely their Year 2000 modifications, could potentially have a material adverse effect on the Company's operations.

     Prior to the Patel and GHI transaction, the Company had assessed the requirements of modifying its computer systems to accommodate the Year 2000 and anticipated that required modifications would be completed in advance of the Year 2000 so as to not adversely affect its operations. In most cases, the Company was dependent on outside vendors whose software the Company uses. These vendors had advised the Company that the required modifications were being made, and would be available to the Company in the form of software release upgrades. The Company had developed plans for implementing these release upgrades in a timely fashion, and estimated that the hardware and software costs would approximate $1.6 million. The Company expensed noncapital associated costs incurred to make these modifications. The core processing system, AMISYS, was upgraded to the Y2K compliant version in February 1999. The MAS90 system, the Company's financial software, was upgraded in March 1999. Both of these systems are now Y2K compliant. The Company had incurred costs of approximately $550,000 in 1998 and $410,000 in 1999. Except for hardware costs of approximately $60,000, the Company has expensed these costs as incurred.


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

     New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At December 31, 1998, WellCare had required cash reserves of approximately $5.3 million and a contingent reserve of approximately $6.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

     Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a
Section 1307 loan in March 1998, which retroactively brought WCNY's December 31, 1997 statutory net worth above the permitted 50% contingent reserve requirement. (Under the provisions of Section 1307 of the New York State Insurance Law, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of the free and divisible surplus, subject to the prior approval of the Superintendent of Insurance of the State of New York). WCNY had been operating within the 50-100% discretionary contingent reserve requirement during 1997, and through the first quarter of 1998, with the full knowledge of NYSID. In 1998, the Company forgave the management fees for WCNY for 1998 in the amount of approximately $1.4 million. In June 1997 and November 1997, the Company loaned $3.1 and $1.3 million, respectively, to WCNY under the provisions of Section 1307. However, after giving effect to the reported results for 1998, at December 31, 1998 WCNY had a negative statutory net worth of approximately ($14.6) million. Failure to come into compliance with the reserve requirement could cause NYSID to take action which could include restriction or revocation of WCNY's license.

     Management has had ongoing discussions and meetings with NYSID regarding WCNY's operating results and compliance with various statutory requirements and has updated NYSID of the Company's plans to obtain additional funds. This includes a remedial action plan based upon capital to be contributed to WCNY following the consummation of a strategic opportunity with respect to which, in March 1998, the Company engaged the assistance of Bear, Stearns & Co., Inc., and WCNY's ultimate return to profitability. In April 1999, WCNY agreed to a consent to rehabilitation in which the State of New York has the right to commence court proceedings and have an order entered into that would give the State of New York the right to assume the operations of WCNY. In May and June 1999, the Company consummated a number of transactions which will bring WCNY within the 50% to 100% revised contingent reserve requirement, as permitted by NYSID. The transactions include: an equity investment of $5 million; sale of WCNY's commercial enrollment for approximately $5 million; settlement of provider claims at amounts significantly lower than the estimated liability of approximately $30.5 million; renegotiation and settlement of approximately $5.4 million of mortgage debt; and the conversion of the $15 million subordinated convertible note into senior convertible preferred stock of the Company (see
Note 24 of "Notes to Consolidated Financial Statements"). As a result of these transactions, WellCare anticipates that the State of New York would not exercise that right.

     WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that WCCT maintain a statutory reserve of $1 million. In June and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required minimum of $1 million. In March 1998, the Company made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. At December 31, 1998, WCCT is not in compliance with the statutory net worth requirement having a statutory net worth of approximately $.6 million, including an account receivable from the Company of approximately $.9 million. As a result, on June 2, 1999 the State of Connecticut Insurance Department issued an order requiring WCCT to submit to administrative supervision by the State's Insurance Commissioner until WCCT meets its statutory net worth (without including the account receivable from the Company) and other requirements. Management has been meeting with the Connecticut Department of Insurance regarding the statutory net worth deficiency to develop a mutually agreeable plan to bring WCCT into compliance with the statutory net worth requirement.

     In January 1997, WCNY received the final report on its biennial statutory examination for the years ended December 31, 1994 and 1995 from NYSID. In 1996, during the course of the audit, the Company had recorded two non-recurring medical charges (see Note 3g of "Notes to Consolidated Financial Statements") based on the interim findings and instructions of NYSID. Additionally, NYSID determined that WCNY was not in compliance with all pertinent New York State regulation sections relating to WCNY's underwriting and rating procedures and the requirements governing approval of policy forms. These matters were referred to NYSID's Office of General Counsel for disciplinary action. In December 1997, WCNY entered into a Stipulation Agreement whereby it agreed to pay a penalty of $91,000 and to correct past violations. An additional penalty of $66,000 may be assessed if NYSID subsequently determines that WCNY has not made a good faith effort to recoup undercharges from incorrectly rated groups. WCNY believes it has directed its best efforts at recouping these undercharges, and believes it will not be assessed an additional penalty.

     As a result of the examination, WCNY's statutory net worth at December 31, 1995, was deficient by approximately $1.1 million. In March 1996, the Company made a capital contribution of $3 million to WCNY and, in October 1996, the Company loaned WCNY $3 million under the provisions of Section 1307. These two cash infusions more than offset the examination's adjustment to WCNY's net worth.

     Legislation by both New York State and Connecticut requires HMOs to pay undisputed claims within 45 days of receipt. WCNY and WCCT continue to pay claims later than required. The Company has recorded as an expense the estimated interest it may be required to pay on these late payments, which management believes is not material to the Company's operations.

     Applicable New York statutes and regulations require the prior approval of the New York Commissioner of Health and the New York Superintendent of Insurance for any change of control of WCNY or the Company. A similar law in Connecticut requires the approval of the Insurance Commissioner of Connecticut for any change in control of WCCT or the Company. Effective February 2, 1999, the Company transferred all of the outstanding capital stock of WCCT to WCNY. The Insurance Commissioner of Connecticut granted an exemption to this requirement because the ultimate control of WCCT remains with WellCare through its wholly-owned subsidiary, WCNY, and WellCare asserted its intention to fund and maintain WCCT's statutory net worth at a level equal or greater than the minimum levels currently required. The approval of the acquisition of control of WCCT by Dr. Patel, in June 1999, is pending a public hearing in Connecticut and regulatory approval. Until such approval is granted, Dr. Patel is precluded from exercising influence in directing the management and policies of WCCT. There can be no assurance that approval of the change in control will be granted. Under New York law, transactions between a holding company and a controlled HMO must be fair and equitable. Any transaction that involves 5% or more of WCNY's assets requires prior approval. The investment by Dr. Patel in WellCare was approved by the New York State regulators on June 11, 1999.

     Hospital charges in Connecticut are based on a per diem per patient system rather than a DRG system. Eligible HMOs are permitted to directly negotiate for a different rate and method of reimbursement with a Connecticut hospital.

     Connecticut legislation pertaining to managed care organizations (the "MCO Act") became effective October 1, 1997. With respect to providers, the MCO Act, except in limited circumstances, provides that contracts with participating providers must require that each party give at least 60 days' advance written notice to the other in order to withdraw from or terminate the agreement. The MCO Act also provides that an HMO may not threaten or take action against a participating provider in retaliation for such provider: (i) seeking expedited review by a utilization review company; or (ii) assisting an enrollee during an enrollee's appeals process. An HMO may neither prohibit a participating provider from disclosing to an enrollee the method of compensation the HMO utilizes, nor prohibit a participating provider from discussing with an enrollee any treatment options and service available in or out of network, including experimental treatments.

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

RECENT NEW YORK STATE LEGISLATION

     In 1998, New York enacted a law which carves out pharmaceutical benefits provided to eligible Medicaid recipients enrolled in managed care plans from the contracted approved Medicaid benefit package. Medicaid eligible members will receive pharmacy benefits through the Medicaid program by using their fee-for-service Medicaid card. The law was effective August 1, 1998.

     New York also enacted a new law establishing a right for health care consumers to obtain an external review of determinations made by HMOs and insurers when coverage of health care has been denied on the grounds that the service is not medically necessary or that such service is experimental or investigational and establishing standards for the certification of the external review agents. In addition, the law requires provider contracts to include an explanation of provider payment methodologies; the time periods for provider payments; the information to be relied upon to calculate payments and adjustments; and the process to be employed to resolve disputes concerning provider payments. The law will become effective July 1, 1999.

     New York also enacted a law expanding the Child Health Plus program for eligible children up to age 19 by increasing covered services, beginning early in 1999, to provide emergency, preventive and routine dental care; speech and hearing services; emergency, preventive and routine vision care including eyeglasses; inpatient mental health, alcohol and substance abuse services; and durable medical equipment, hearing devices, wheelchairs and leg braces. In addition, the measure provides free coverage for children in families with incomes less than 160% of the federal poverty level; lowers monthly premium contributions for families between 160% and 222% of the federal poverty level; eliminates co-payments for services; and provides for the development of local public education and outreach. The legislation expands Medicaid coverage by increasing Medicaid coverage for children from birth through age 18 with a family income of up to 133% of the net federal poverty level; provides Medicaid eligible children with 12 months of continuous coverage; and increases income eligibility for children from 100% to 133% of the net federal poverty level. The federally funded Child Health Plus program will provide $256 million to New York annually. This measure authorizes the use of these federal funds combined with the $164 million state funds appropriated for the FY 1998-99.

     The measure also includes fraud and abuse provisions for Medicaid and Child Health Plus by providing for a tax refund intercept to collect adjudicated overpayments; an increase in penalties for repeat violations for filing false Medicaid claims; and the expansion of anti-kickback provisions to include individuals as well as Medicaid providers. Lastly, the law requires HMOs with more than 60,000 members including Child Health Plus or Medicaid members to implement a compliance program (State Public Health Law - ss.4414) to prevent, detect and address instances of fraud and abuse. The legislation provides a waiver of this requirement if the HMO has established an anti-fraud compliance program pursuant to the State Insurance Law ss.409.

     In 1998, New York enacted a law requiring the current Consumer Guide published by the State Insurance Department-- which ranks health plans based on the ratio of complaints found to be valid and the ratio of appeals made through the grievance and Utilization Review process, including the number of times a health plan reverses a decision -- to also include, effective September 1, 1999, the rate of physician board certification; provider turnover rates; the percentage of enrollees who have been seen for ambulatory or preventive care visits during the previous three years of enrollment; methods used to compensate providers; accreditation status of plans and indices of quality, including rates of mammography, prostate and cervical cancer screening, prenatal care, immunization; other information collected through the Health Plan Employer Data Information Set (HEDIS); and the results of a consumer satisfaction survey conducted by the State Superintendent of Insurance.

     Insurers and HMOs are required to pay providers within 45 calendar days of receipt of undisputed ("clean") claims submitted for services provided. In the event a claim is not undisputed, the insurer or HMO must notify the provider within 30 calendar days of receipt and request additional information if necessary. In addition to charging interest on late claims, penalties of up to $500 per day per claim may be imposed.

     Penalties of up to $10,000 may be imposed on insurers and HMOs which fail to respond to the New York State Insurance Department inquiries in a timely manner and in good faith.

     Effective January 1, 1998, New York laws also require coverage of the following benefits:

       * HMOs are required to cover individuals undergoing mastectomies for a duration to be determined by the attending physicians and the patient. Out-of-network second opinions for cancer are required to be covered. Coverage is also required for all stages of reconstruction of the breast on which the mastectomy has been performed. In addition, coverage for surgery and reconstruction of the other breast to produce a symmetrical appearance is now mandated.

       * Chiropractic care coverage by a licensed doctor chiropractic upon referral by a PCP is also now mandated. HMOs and non-managed care plans are subject to different requirements.

     Effective January 4, 1998, coverage for enteral formulas is required for all plans which provide a pharmacy benefit. The modified food component of this mandated coverage is capped at $2,500 per member per year.

     New York State's excess medical malpractice program has been extended for one year. The extension of the program is on a self- funded basis based upon the existing surplus, with no contribution from payors and insurers. Premiums will be returned to insurers under certain circumstances.

     Effective January 1, 1997, the Health Care Reform Act ("HCRA") allowing, for the first time, all private health care payers to negotiate payment rates for inpatient hospital services expires on December 31, 1999. Previously, only HMOs could negotiate rates for these services. A soon to be issued State Report evaluating the implementation of HCRA will include recommendations regarding this Act. As this Act expires in 1999, action regarding HCRA will be under review and consideration by the New York State Legislature in the 1999 Legislative Session.

RECENT CONNECTICUT STATE LEGISLATION

     Connecticut enacted legislation in 1998 that requires HMOs to pay health care providers' claims (i) within 45 days of the provider filing claim for payment in accordance with the HMO's practices or procedures or (ii) as stipulated by contract between the HMO and the provider. If the claim is not legitimately disputed as to coverage, liability or damages or fraudulent, as determined by the Insurance Commissioner, and the HMO fails to pay it, the HMO must pay the claim plus interest at the rate of 15% per year. In addition, failure to pay claims as required by the statute constitutes an unfair method of competition and an unfair and deceptive act or practice in the business of insurance, for which the Insurance Commissioner may impose penalties including
(i) issuing a cease and desist order; (ii) requiring the HMO to pay a penalty of $1,000 to $5,000 per act, up to an aggregate of $50,000; or (iii) surrender of the HMO's license. This "prompt pay" legislation took effect on January 1, 1999, and applies to all contracts begun or revised after that date.

     New legislation also extends by two months the filing deadline for HMOs to submit to the Insurance Commissioner that data required by the National Committee for Quality Assurance (NCQA) for its Health Plan Employer Data and Information Set (HEDIS). This data must now be filed by July 1 of each year, rather than May 1 as previously required.

FEDERAL REGULATION

     The WellCare HMOs are not federally qualified and neither they nor WellCare's managed health care operations currently are subject to federal regulation other than those operations relating to Medicaid and Medicare products and as otherwise described below.

     WCNY's Full Risk Medicare product is subject to regulation by the Health Care Financing Administration ("HCFA"). Regulations also cover, among other things, quality care, limitations on enrollment and compliance with requirements established by peer review organizations contracting with HCFA.

     WCNY's Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program. The New York State Department of Health is responsible for oversight of WCNY's compliance with such regulation.

     Medicare+Choice (Part C) Legislation and the Balanced Budget Act of 1997 have impacted current Risk contractors. Beginning in 1999, Medicare beneficiaries will have more options for health care coverage (PSO, PPO, MSAs), and HCFA is undertaking an educational effort paid for by Medicare managed care plans. Another major impact will be the changes to the rate methodology, and new time frames for submitting rate and benefit filings.

RECENT FEDERAL LEGISLATION

     The  Women's  Health and Cancer  Rights  Act of 1998 (the  "Act")  mandates coverage of reconstructive surgery and other treatments associated with mastectomy and required plans to notify enrollees before the effective date of January 1, 1999. New York State's mastectomy and reconstruction mandates enacted in 1997 and in effect since January 1,1998, match or exceed the federal Act's requirements with the exception of the federal requirement for coverage of prostheses in group market products.

     Also the Act prohibits the Federal Employees Health Benefits Program from using federal funds to contract with any health plan that provides coverage for prescription drugs unless that plan also provides coverage for contraceptives, including devices.

     The Act also increases the tax deduction for health insurance expense of self employed individuals to 60% in 1999, 70% in 2002, and 100% in 2003, accelerating the phase-in which was enacted in the Balanced Budget Act of 1997.


ITEM 2. PROPERTIES

     At December 31, 1998, WellCare's executive offices were located in two adjacent buildings, Park West I and Park West II, at Hurley Avenue in Kingston, New York. Park West I provides approximately 27,000 square feet of office space. Park West II, which provides approximately 11,600 square feet of office space, has been used for storage since 1997. The Company also owned four other buildings through its wholly-owned subsidiary, WellCare Development, Inc.("WCD"). Three of the buildings are located in Kingston and, combined, provide approximately 40,000 square feet of office space utilized by the Company's communication, information and member service divisions. The fourth building is located in Saugerties, New York and provides approximately 10,000 square feet of office suites that are leased to three unrelated health care providers and a medical laboratory at annual rental incomes of approximately $45,500, $33,400, $29,300 and $6,000, respectively.

     In June 1999, WCD agreed to transfer ownership of all of the Company's real property to the mortgagees of those properties in consideration for the mortgagees relieving the Company of any liability under the mortgages.

     The Company leases the following properties for WCNY: approximately 14,100 square feet in Newburgh, New York, approximately 1,800 square feet in Albany, New York, and approximately 1,250 square feet in Binghamton, New York, at an annual expenses of approximately $335,500, $30,300 and $16,800, respectively. In turn, the Company subleases approximately 4,100 square feet in Newburgh, to an unrelated health care provider annual rental of approximately $109,900. The Company also leases 10,000 square feet in Tarrytown, New York, at an annual expense of $191,500, which lease was terminated in June 1999.

     The Company leases approximately 5,000 square feet of office space in North Haven, Connecticut, for WCCT, at an annual rental expense of approximately $73,000.

     As a result of the Patel and GHI transactions, the Company believes its current and future needs will be significantly reduced. The Company is in the process of consolidating its administrative functions and will be vacating substantially all of the space previously occupied in the owned facilities. The Company continues to evaluate its needs, and believes sufficient space is available for its current and future requirements.


ITEM 3. LEGAL PROCEEDINGS


CLASS ACTION SECURITIES LITIGATION

     Between April and June 1996, the Company, its former President and Chief Executive Officer (Edward A. Ullmann), and its former Vice President of Finance and Chief Financial Officer (Marystephanie Corsones) were named as defendants in twelve separate actions filed in Federal Court (the "Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendants' violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

     In July 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidating complaint (the "Complaint") was served in August 1996. The Complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. In October 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered in April 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants. Because the Order did not specifically address the Company's motion to dismiss, in May 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defense to the Complaint. In September 1997, the plaintiffs' class was certified and the parties thereafter commenced the discovery process of the litigation.

     In May 1999, the Company entered into a settlement agreement for $2.5 million, all of which is being funded by the insurance carrier which provided coverage to the individual defendants. The settlement agreement is subject to Federal Court approval. The Company expects to recoup from the insurance carrier the expenses related to fees it paid to the attorneys representing the individual defendants, less the Company's insurance deductible.

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

     On July 31, 1996 and October 3, 1996, the Securities and Exchange Commission issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996, and with subsequent requests for supplementation. It is management's understanding that the Securities and Exchange Commission investigation is continuing.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock began trading on the Nasdaq Bulletin Board system, effective September 9, 1998, under the symbol "WELL". Previously, the common stock had been listed on the Nasdaq Small Cap Market, since October 30, 1997, and prior to that on the Nasdaq National Market. The following table sets forth the closing high and low sale prices for the common stock for each quarter of the last two calendar years. There is no trading market for the Company's Class A common stock.

                           HIGH               LOW
                           ----               ---
1998
----
First Quarter                  3 7/16            2 5/32

Second Quarter                 3 1/8             1 29/32

Third Quarter                  2 1/2               1/2

Fourth Quarter                 1 11/16             1/4

1997
----

First Quarter                 10 5/8             6 1/2

Second Quarter                 8 7/8             3 7/8

Third Quarter                  6 7/8             2 5/8

Fourth Quarter                 5 15/16           1 3/8


     On July 1, 1999, there were approximately 225 and 7 holders of record of the Company's common stock and Class A common stock, respectively, which did not include beneficial owners of shares registered in nominee or street name.

     WellCare has not paid cash dividends on its capital stock and does not anticipate paying any cash dividends on its common stock or Class A common stock in the foreseeable future (See "Business - Government Regulation" for restrictions on the payment of dividends by the WellCare HMOs, wholly-owned subsidiaries of the Company).

     On June 11, 1999, Kiran C. Patel, M.D. ("Patel"), the principal of Well Care HMO, Inc., a Florida corporation, an entity unrelated to WellCare, purchased a 55% ownership interest in the Company for $5 million. Dr. Patel purchased 100,000 shares (the "Shares") of a newly authorized series of senior convertible preferred stock ("Series A Convertible Preferred Stock") of WellCare, which will provide him with 55% of WellCare's voting power. The Series A Convertible Preferred Stock is subject to mandatory conversion into common stock upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 75 million.

     The Shares will be convertible into 55% of the then outstanding common stock (after giving effect to such conversion) and will be subject to anti-dilution rights under which Dr. Patel will generally preserve his 55% interest in WellCare until there are 75 million shares of common stock issued and outstanding. In order to preserve his 55% interest, Dr. Patel will be required to pay the par value ($0.1 per share) for each common share subsequently purchased. The Shares were purchased for investment and the issuance of those securities was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The certificate representing the Shares was appropriately legended to reflect that the Shares have not been registered under said Act.

     On June 11, 1999, the 1818 Fund II, L.P. converted a $15 million 8% subordinated convertible promissory note, plus accrued and unpaid interest of approximately $0.7 million, into 100,000 shares of a second newly authorized series of senior convertible preferred stock ("Series B Convertible Preferred Stock") of WellCare. The Series B Convertible Preferred Stock is non-voting and is subject to mandatory conversion (subject to regulatory approval) into 10,000,000 shares of WellCare's common stock upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares from 20 million to 75 million. The shares were purchased for investment and the issuance of those securities was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The certificate representing the shares of Series B Convertible Preferred Stock was appropriately legended to reflect that the shares have not been registered under said Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein.

     The selected financial data in the table as of December 31, 1998 and 1997, and for the periods ended December 31, 1998, 1997 and 1996, are derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche, LLP, independent auditors, as indicated in their report included elsewhere in this Form 10-K. The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern. (See "Consolidated Financial Statements").

Statement of Operations Data:
(in thousands, except per share data)


                                                        Year Ended December 31,
                                    ---------------------------------------------------------
                                      1998         1997         1996         1995        1994
                                     -----        -----        -----        -----       -----
Revenue:
   Premiums earned               $ 142,742    $ 142,115     $157,156     $144,518    $120,411
   Interest and other income         1,707        1,755        3,930        8,031       2,171
                                 ---------    ---------    ---------    ---------   ---------

Total revenue                      144,449      143,870      161,086      152,549     122,582
                                 ---------    ---------    ---------    ---------   ---------
Expenses:
   Medical expenses                129,494      126,251      135,957      115,560      98,411
   General and administrative
     expenses                       32,641       34,485       39,334       30,279      15,599
   Depreciation and
     amortization expenses           6,001        3,624        3,254        2,292       1,611
   Interest and other expenses       1,730        1,652        2,361        1,629       1,099
                                 ---------    ---------    ---------    ---------   ---------
Total expenses                     169,866      166,012      180,906      149,760     116,720
                                 ---------    ---------    ---------    ---------   ---------
(Loss)/income before
   income taxes                    (25,417)     (22,142)     (19,820)       2,789       5,862
Provision/(benefit) for
   income taxes (1)                  5,441           --       (8,038)       1,116       2,403
                                 ---------    ---------    ---------    ---------   ---------
Net (Loss)/income                $ (30,858)    $(22,142)   $( 11,782)     $ 1,673     $ 3,459
                                 =========    =========    =========    =========   =========


                                                 Year Ended December 31,
                                   --------------------------------------------------
                                    1998       1997       1996       1995        1994
                                   -----      -----      -----      -----       -----
(Loss)/earnings per share-
   Basic:                          (4.36)    $(3.52)   $ (1.87)   $  0.27   $    0.56
                                   =====    =======    =======    =======   =========
     Weighted average shares
     of common stock outstanding   7,081      6,299      6,296      6,250       6,224


   Diluted:                       $(4.36)   $ (3.52)   $ (1.87)   $  0.26   $    0.54
                                   =====    =======    =======    =======   =========
     Weighted average shares
     of common stock and
     common stock equivalents
     outstanding                      (2)        (2)        (2)     6,396       6,354
----------------------------


Balance Sheet Data:
(in thousands)                                   December 31,
                                 ---------------------------------------------
                                  1998      1997      1996       1995     1994
                                 -----     -----     -----      -----    -----

Working capital/(deficiency)  $(26,055)  $(5,115)   $11,172   $12,733  $ 4,776
Total assets                    29,939    52,538     71,340    72,011   57,793
Long-term debt                  15,078    25,852     26,467    19,209    6,336
Total liabilities               57,647    54,389     51,066    40,207   28,486
(Deficiency in assets)/
 Shareholders' equity          (27,708)   (1,851)    20,274    31,804   29,307

------------------------

(1) Continuing operating losses during 1998 and 1997 resulted in additional deferred tax benefits of approximately $8.7 and $7.8 million respectively. The Company has provided a 100% valuation allowance, in each year, with respect to these additional deferred tax assets in view of their size and length of the expected recoupment period. In addition, in 1998, the Company provided a 100% valuation allowance with respect to deferred tax assets of $5.4 million relating to periods prior to 1997. (See Note 14 of Notes to Consolidated Financial Statements). (2) Weighted average shares of common stock and common stock equivalents are not shown as the effect on per share would be anti-dilutive.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report states that "the Company's recurring losses from operations, cash used in operations, deficiency in assets at December 31, 1998, and failure to maintain 100% of the contingent reserve requirement for the New York State Department of Insurance at December 31, 1998, raise substantial doubt about its ability to continue as a going concern." (See Consolidated Financial Statements).

     Certain statements in this Annual Report on Form 10-K are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors, including but not limited to the following: the Company's ability to continue as a going concern; that Dr. Patel will not obtain Connecticut regulatory approval of the change in control of WCCT contemplated by the Patel transaction; the inability to meet HMO statutory net worth requirement for WCNY or WCCT; the absence of a commercial line of business in WCNY for at least one year; that increased regulation will increase health care expenses; that increased competition in the Company's markets or change in product mix will unexpectedly reduce premium revenue; that the Company will not be successful in increasing membership growth; that there may be adverse changes in Medicare and Medicaid premium rates set by federal and state governmental agencies; that health care cost in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, changes in physician practices, and new technologies; that the Company will be unable to successfully expand its operations into New York City, Westchester County and the State of Connecticut; and that major health care providers will be unable to maintain their operations and reduce or eliminate their accumulated deficits.

     Legislative and regulatory proposals have been made at the federal and state government levels related to the health care system, including but not limited to limitations on managed care organizations (including benefit mandates) and reform of the Medicare and Medicaid programs. Such legislative or regulatory action could have the effect of reducing the premiums paid to the Company by governmental programs or increasing the Company's medical costs or both. The Company is unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, the Company cannot predict the effect of such future legislation, action or regulation on the Company's business.

GENERAL OVERVIEW

     The Company has sustained operating losses in each of the last three years and, at December 31, 1998, has a working capital deficiency of $26.1 million. At December 31, 1998, WCNY and WCCT are not in compliance with the statutory net worth requirements in New York and Connecticut, respectively. The Company's ability to continue as a going concern is dependent upon the consummation of a transaction or transactions which would provide capital sufficient to meet its financial obligations, including statutory compliance, and its return to profitability.

     In March  1998,  the  Company  engaged  Bear,  Stearns & Co., to assist the
Company in exploring its strategic opportunities, which could include joint venture, capital contributions, merger or sale of all or a portion of the Company. In May and June 1999, the Company consummated a number of transactions which are expected to reduce the Company's working capital deficit by approximately $18.0 million; bring WCNY within the 50% to 100% revised contingent reserve requirement, as permitted by NYSID; substantially retire all of the Company's long-term debt; significantly reduce WCNY's obligation to its providers; and change the configuration and focus of the Company ("ongoing WellCare"). Thereafter, ongoing WellCare's operations in New York will consist solely of its governmental programs (Medicare, Medicaid, and Child Health Plus), with WCNY's revised statutory cash reserve decreased to $2.9 million, and its revised statutory contingent reserve decreased to $3.7 million. WCCT will continue its commercial business in Connecticut, subject to a public hearing and regulatory approval of the acquisition of control of WCCT. Management believes the consummation of these transactions will improve ongoing WellCare's ability to continue as a going concern.

     WellCare's principal source of revenue is premiums earned from the WellCare HMOs. Other revenue consists principally of interest and rental income. Premiums earned represented 98.8% of the Company's total revenue for the year ended
December 31, 1998, and were equal to 1997, after having declined in 1997 by 9.6%. In 1998, the increase in WCCT commercial membership and Child Health Plus membership was offset by the decrease in WCNY commercial membership.

     The Company's ability to achieve profitability is dependent principally on reducing its medical expenses as a percentage of its premium revenue (the
"medical loss ratio" or "MLR"). Although WellCare has initiated programs to reduce the MLR, the actions have not yet generated improvements sufficient to return the Company to profitability. Effective January 1999, WCNY did not renew its Medicare Risk contract in four counties (approximately 4,000 members) after reviewing its medical loss ratio in each of these counties. Effective June 1, 1999, WCNY sold its commercial business, including approximately 25,000 members, to GHI.

     The results of operations depend in large part on the Company's ability to predict, quantify and manage medical costs. Medical expenses consist of hospital charges, physician fees and related health care costs for its members. Medical expenses also include estimates for medical services incurred but not yet reported ("IBNR") to the Company, based on a number of factors, including hospital admission data and prior claims experience; adjustments, if necessary, are made to medical expenses in the period the actual claims costs are ultimately determined. A daily inventory of hospital days and patient stays by product line is maintained by medical management. Claims are entered and scanned into the claims system and then available for examiners to either process, review and approve for payment, pend for additional information from the provider or deny. All claims are a entered into the system at charges and evaluated.

     Ongoing studies for the three product lines provide the Company with the tools to estimate the percentage of pended claims to be paid relative to submitted charges. All claims paid, payable and pended are evaluated weekly and a projection of ultimate payables is estimated. Moreover, procedures are in place whereby the actual runoff of claims for each of the last twelve months versus the reserve for IBNR and the paid, pended, payable claims are reviewed for accuracy as compared to the original projections. This procedure is intended to allow the Company to continually estimate its unknown claims reserves and IBNR more effectively.

     The Company believes that the process of trending the ultimate resolution of paid, payable, and pended claims allows the Company to analyze trends and changes in payments and utilization patterns and, therefore, react to medical costs on a proactive versus a reactive basis. The Company's recording of IBNR during 1997 and the first three quarters of 1998 has, in retrospect, been for amounts less than subsequently incurred based on the actual settlement of claims. Although the Company continues its efforts to make this estimating process more accurate, and believes the IBNR estimates in the December 31, 1998 consolidated financial statements are adequate, there can be no assurance that IBNR reserve currently recorded will be sufficient to cover medical expenses ultimately incurred.

     The Company seeks to control medical expenses through capitation arrangements with the Alliances/IPAs and with non- Alliance/IPA primary care physicians, capitation arrangements with certain specialty providers, and through its quality improvement programs, utilization management and review of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers.

RESULTS OF OPERATIONS

     The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the years indicated:

                                           YEAR ENDED DECEMBER 31,
                                        ---------------------------
                                        1998       1997      1996
                                        ----       ----      ----
Statement of Operations Data:

Revenue:
     Premiums earned                   98.8%       98.8%      97.5%
     Interest and other income          1.2         1.2        2.5
                                      -----       -----      -----
         Total revenue                100.0       100.0      100.0

Expenses:
     Hospital services                 29.2        25.1       23.1
     Physician services                57.9        58.5       59.5
     Other medical services             2.6         4.2        1.7
                                      -----       -----      -----

        Total medical expenses         89.7        87.8       84.3
General and administrative             22.6        24.0       24.4
Depreciation and amortization           4.1         2.5        2.0
Interest and other expenses             1.2         1.1        1.6
                                      -----       -----      -----
         Total expenses               117.6       115.4      112.3

Loss before income taxes              (17.6)      (15.4)     (12.3)
Provision/(benefit) for
 income taxes                           3.8          --       (5.0)
                                      -----       -----      -----
Net loss                              (21.4)%     (15.4)%     (7.3)%
                                      =====       =====      =====


Statistical Data:
 HMO member months enrollment       854,909     901,295  1,077,774
 Medical loss ratio(1)                 90.7%       88.8%      86.5%
 General and administrative
  ratio(2)                             22.6%       24.0%      24.4%
------------------------

(1) Total medical expenses as a percentage of premiums earned; reflects the combined rates of commercial, Medicaid, Full Risk Medicare and Medicare supplemental members. Medical expenses in 1998 include $730,216 of interest expense relating to "Prompt Pay" payments.

(2)  General and administrative expenses as a percentage of total revenue.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO
YEAR ENDED DECEMBER 31, 1997

     Premiums earned in 1998 increased by 0.4%, or $0.6 million, to $142.7 from $142.1 million in 1997. Commercial premium revenue decreased 17.8%, or $14.8 million, because of a 16.2%, or $13.5 million, decrease in membership and a 1.9% decrease in average rates. Medicaid premium revenue increased 7.3%, or $2.1 million, because of a 5.3%, or $1.5 million, increase in member months, and a 1.9% increase in average rates. The 1998 Medicaid premium revenue is net of a reduction of approximately $1.2 million to reflect retroactive reductions attributable to 1997 ($0.4 million) and 1996 ($0.8 million). Medicare premium revenue increased 45.6% or $13.3 million, because of a 39% or $11.4 million increase in member months and an increase in average member rates of 4.7%.

     Interest income remained relatively consistent, and is primarily on amounts due the Company by Primergy, as more fully discussed in Note 5 of "Notes to the Consolidated Financial Statements", which amounts have been fully reserved.

     Medical expense increased 2.6%, or $3.2 million, to $129.5 million in 1998, increased 8.1% on a PMPM basis, and increased as a percentage of premiums earned (the "medical loss ratio") from 88.8% in 1997 to 90.7% in 1998. The 1998 medical expense includes a $3.7 million charge for adverse development relating to 1997 and 1996 medical claims, less a credit of $0.8 million relating to the New York State distribution of surplus market stabilization pool funds relating to years 1993 to 1996. Medical expense for 1997 included a charge of $2.5 million for adverse development relating to medical claims reserves for 1996; a $1.7 million charge for the estimated liability related to NYSID's audit of the demographic pool payments and assessments for the years 1993-1996; and a reduction of $0.4 million for various adjustments related to prior periods. The 1997 medical expense does not reflect the $3.5 million of adverse development expense recorded in subsequent periods.

     General and administrative ("G&A") expenses decreased 5.3% or $1.9 million, to $32.6 million in 1998 from $34.5 million in 1997, and decreased as a percentage of total revenue (the G&A ratio") to 22.6% in 1998 from 24.0% in 1997. Included in G&A in 1998 is an expense of $2.8 million to reduce Property & Equipment to its net realizable value. The decrease resulted primarily from reductions in the provision for doubtful receivables ($3.1 million), marketing related costs ($1.9 million), and payroll and payroll related costs resulting from staff reductions in January 1998 ($0.6 million), partially offset by increases relating to Y2K compliance ($0.5 million) and broker commissions for WCCT ($0.5 million).

     Depreciation and amortization increased approximately $2.4 million, or 65.6%, primarily because the Company amortized the remaining preoperational costs ($0.4 million), and amortized additional goodwill ($2.3 million). This reflects the Company's assessment of the value of these assets at December 31, 1998. Interest expense increased 4.7% to $1.7 million due to the increased interest on the Note.

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

     Medical expenses decreased 7.1% or $9.7 million, to $126.3 million in 1997, from $136.0 million in 1996. There was a 11.1% increase on a PMPM basis and increase as a percentage of premiums earned (the "medical loss ratio") from 86.5% in 1996 to 88.8% in 1997. The decrease in medical expenses from 1996 is primarily due to decreased commercial membership partially offset by increases attributable to a change in product mix. Beginning in the third quarter of 1996 and throughout 1997, the Company made a major effort to improve the medical cost economics of the business. These initiatives principally revolved around renegotiated provider contracts and an improved effort in utilization management. The shift in the percentage of member months attributable to Medicare versus commercial has also affected medical costs. Medical expenses as a percentage of premiums in the commercial and Medicaid lines of business have decreased during the quarters, however; these gains were offset by higher than anticipated medical costs associated with the expansion of the Medicare business occurring principally in the fourth quarter of 1997.

     The 1997 medical expenses include the following accrual items: a $2.5 million charge for adverse development relating to 1996 medical claims and a $1.7 million charge for the estimated liability related to NYSID's audit of the 1993-1995 demographic pool ($1.2 million) and the 1996 demographic pool, and a $435,000 credit relating to the 1994 restatement. The 1996 medical expenses include the recording, as instructed by NYSID, of medical expense of (i) approximately $3.7 million relating to unpaid inpatient hospital claims; and
(ii) approximately $2.9 million relating to unpaid claims for the period prior to October 1994. Both of these charges represent obligations which had previously been assumed by the Alliances and for which the Company had no contractual obligation to pay. A percentage of the increase in 1996 medical
expenses  is  also  due  to  a  restructuring  of  the  contractual   capitation
arrangements with the Alliances. As a result of the 1994 prior period restatement, medical expenses in 1996 were reduced approximately $2,423,000 (See
Note 3b of "Notes to Consolidated Financial Statements").

     The decision to expand into the Medicare product line recognized that the early stages of expansion would generate a medical loss ratio in excess of 100% until sufficient membership was achieved. As a result of the renegotiation of many provider contracts from a DRG to a per diem basis and the efforts to improve utilization management, it appeared that the third quarter medical loss ratio for Medicare would generate an adequate profit margin before G&A costs. Expected utilization improvements in the fourth quarter were based on the favorable results of the third quarter, and led management to anticipate a fourth quarter Medicare loss ratio in the range of 90-92%. In late January and early February 1998, additional Medicare claims were received for the third quarter of 1997, beyond the time frame within which the Company had been experiencing with its commercial product. The Company had been receiving greater than 90% of its Medicare claims within 12 weeks of the date of service. The receipt of these additional late claims beyond the 12 week period created a situation whereby the updated third quarter medical loss ratio is approximately 5% higher than originally estimated. Additionally, higher than expected fourth quarter Medicare utilization (together with the third quarter adverse development) generated medical costs approximately $2.2 million above projections.

     General and administrative expenses decreased 11.2%, or $4.4 million, to $34.9 million from $39.3 million in 1996 and decreased as a percent of total revenue (the "G&A ratio") to 24.0% from 24.4% in 1996. The decrease in G&A is the net result of a decrease of $3.2 million in the provision for doubtful trade and other receivables; an increase of $0.3 million in advertising, promotional and communication costs; a decrease of $.9 million in payroll and labor related expenses because of reduced staffing levels; and a decrease of $1.0 million in extraordinary legal and other professional services primarily related to class action litigation.

     Depreciation and amortization increased by 11.4%, or $.4 million, in 1997 due primarily to amortization of preoperational costs associated with service area and product line expansion. Interest and other expenses decreased by 32.1%, or $.8 million, in 1997 due primarily to retirement of bank debt during the fourth quarter of 1996, and the reduction of the annual interest rate, in February 1997, on the Subordinated Convertible Note.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had a working capital deficiency of $26.1 million, excluding the cash reserve of $5.3 million required by New York State which is classified as a non-current asset, compared to a working capital deficiency of $5.1 million at December 31, 1997, excluding the cash reserve of $5.8 million. The increased deficiency is attributable primarily to the cash operating loss in 1998. The Company's requirements for working capital are principally to meet current obligation, to fund HMO operations and to maintain necessary regulatory reserves.

     In order to eliminate this deficiency, and to continue as a going concern, the Company is dependent upon the successful consummation of a transaction or transactions which would provide capital sufficient to meet its financial obligations, including statutory compliance, and its achieving a return to profitability. In March 1998, the Company engaged Bear, Stearns & Co., Inc. to assist the Company in exploring its strategic opportunities. In May and June 1999, the Company consummated a number of transaction which are expected to reduce the Company's working capital deficit by approximately $18.1 million. The transactions include: an equity investment of $5 million (the "Patel transaction"); sale of WCNY's commercial business for approximately $5 million (the "GHI transaction"); settlement of provider claims at amounts significantly lower than the estimated liability of approximately $30.5 million; renegotiation and settlement of approximately $5.4 million of mortgage debt; and the conversion of the $15 million subordinated convertible note into senior convertible preferred stock of the Company (see Note 24). After the conclusion of these transaction, the Company's ongoing cash requirements will be less as substantially all long-term debt will have been retired, the Company will no longer provide commercial health care coverage in New York, its space needs will have been reduced substantially, and it will have 105 employees compared to 236 at December 31, 1998. Management believes that the consummation of these transactions will improve WellCare's ability to continue as a going concern.

     Net cash provided by operating activities in 1998 was approximately $3.4 million as compared to approximately $4.8 million used in 1997. Cash provided by 1998 operating activities was the net result of increase in medical costs payable of approximately $9.1 million, reductions of advances to providers of $2.8 million and trade and other receivables of $8.1 million, less a cash operating loss of $16.6 million. Cash used for capital expenditures was approximately $.7 million in 1998 as compared to $.3 million in 1997.

     In January, 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20 million (the "Note"), due December 31, 2002, with The 1818 Fund II, L.P. (the "Fund"), a private equity fund managed by Brown Brothers Harriman & Co. The Company utilized a part of the net proceeds of this private placement to retire a portion of its debt. The Note was amended in February 1997, and subsequently in January 1998, and is convertible into shares of WellCare common stock. In January 1998, the Fund agreed to convert $5 million of the Note into 1,250,000 shares of common stock of the Company at a conversion price of $4 per share, subject to the anti-dilution adjustment. The conversion was completed in May 1998. The Note initially accrued interest at 6.0% per annum, amended to 5.5% per annum in 1997 and amended to 8% per annum in 1998. In June 1999, the Fund converted the remaining $15 million Note, plus accrued and unpaid interest of approximately $0.7 million, into newly authorized senior convertible preferred stock (Series B) of the Company. The preferred stock is non-voting and is subject to mandatory conversion (subject to regulatory approval) into 10,000,000 shares of WellCare's common stock upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares from 20 million to 75 million (see Note 24).

     Legislation by both New York State and Connecticut requires HMOs to pay undisputed claims within 45 days of receipt. WCNY and WCCT continue to pay claims later than required. The Company has recorded as an expense the estimated interest it will be required to pay on these late payments, which management believes is not material to the Company's operations.

     New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At December 31, 1998 and 1997, WellCare had required cash reserves of approximately $5.3 and $5.8 million, respectively, and a contingent reserve of approximately $6.7 and $6.7 million, respectively. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

     Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a
Section 1307 loan in March 1998, which retroactively brought WCNY's December 31, 1997 statutory net worth above the permitted 50% contingent reserve requirement. WCNY had been operating within the 50-100% discretionary contingent reserve requirement during 1997, and through the first quarter of 1998, with the full knowledge of NYSID. In 1998, the Company forgave the management fees for WCNY for 1998 in the amount of approximately $1.4 million. In June 1997 and November 1997, the Company loaned $3.1 and $1.3 million, respectively, to WCNY under the provisions of Section 1307. However, after giving effect to the reported results for 1998, at December 31, 1998 WCNY had a negative statutory net worth of approximately ($14.6) million. Failure to come into compliance with the reserve requirement could cause NYSID to take action which could include restriction or revocation of WCNY's license. Management has had ongoing discussions and meetings with NYSID regarding WCNY's operating results and compliance with various statutory requirements and has updated NYSID of the Company's plans to obtain additional funds. This includes a remedial action plan based upon capital to be contributed to WCNY and WCNY's ultimate return to profitability. In April 1999, WCNY agreed to a consent to rehabilitation in which the State of New York has the right to commence court proceedings and have an order entered into that would give the State of New York the right to assume the operations of WCNY. In May and June 1999, the Company consummated the aforementioned transactions, which are intended to bring WCNY within the 50% to 100% revised contingent reserve requirement, as permitted by NYSID. In connection with the Patel and GHI transactions, the Company loaned WCNY $5 million under the provisions of Section 1307. As a result of these transactions, WellCare anticipates that the State of New York would not exercise that right. In addition, as a result of WCNY's sale of its commercial business, the statutory cash reserve required will decrease to $2.9 million, and the statutory contingent reserve will decrease to $3.7 million. Management believes that the consummation of these transactions will improve WellCare's ability to continue as a going concern.

     WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that WCCT maintain a statutory reserve of $1 million. In June and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required minimum of $1 million. In March 1998, the Company made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. At December 31, 1998, WCCT is not in compliance with the statutory net worth requirement having a statutory net worth of approximately $.6 million, including an account receivable from the Company of approximately $.9 million. As a result, on June 2, 1999 the State of Connecticut Insurance Department issued an order requiring WCCT to submit to administrative supervision by the State's Insurance Commissioner until WCCT meets its statutory net worth (without including the account receivable from the Company) and other requirements. Management has been meeting with the Connecticut Department of Insurance regarding the statutory net worth deficiency to develop a mutually agreeable plan to bring WCCT into compliance with the statutory net worth requirement.

     In January 1997, WCNY received the final report on its biennial statutory examination for the years ended December 31, 1994 and 1995 from NYSID. In 1996, during the course of the audit, the Company had recorded two non-recurring medical charges (See Note 3g of "Notes to Consolidated Financial Statements") based on the interim findings and instructions of NYSID. Additionally, the examiners determined that WCNY was not in compliance with all pertinent New York State regulation sections relating to WCNY's underwriting and rating procedures and referred the matter to NYSID's Office of General Counsel for disciplinary action. In December 1997, WCNY entered into a Stipulation Agreement whereby it agreed to pay a penalty of $91,000 and to correct past violations. An additional penalty of $66,000 may be assessed if NYSID, subsequently determines that WCNY has not made a good faith effort to recoup undercharges from incorrectly rated groups. WCNY believes it has directed its best efforts at recouping these undercharges, and believes it will not be assessed any additional penalty.

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

     In June 1999, the Company reached a settlement with Key Bank (the "Bank"), whereby the Company will execute deeds in favor of the Bank on the real property securing two mortgages, in lieu of foreclosure. The net book value of the real property was approximately $6.5 million compared to the outstanding mortgage balances of approximately $4.4 million. In June 1999, the Company reached a settlement with Premier National Bank ("Premier"), whereby the Company will execute deeds in favor of Premier on the real property securing two mortgages, in lieu of foreclosure. The net book value of the real property was approximately $1.8 million compared to the outstanding mortgage balances of approximately $1 million.

     At December 31, 1998, the Company had total mortgage indebtedness of $5.5 million outstanding on five of its office buildings, of which approximately $0.7 million is due February 1, 1999, approximately $3.8 million is due January 1, 2000, approximately $0.7 million is due March 1, 2000, and approximately $0.3 million is due March 1, 2001. At December 31, 1998, the Company has classified the entire mortgage debt as current, to reflect the June 1999 settlements with the Bank and Premier.

     Between April and June 1996, the Company, its former President and Chief Executive Officer (Edward A. Ullmann), and its former Vice President of Finance and Chief Financial Officer (Marystephanie Corsones) were named as defendants in twelve separate actions filed in Federal Court (the "Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendant's violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition. (See Item 3, Legal Proceedings, for additional detail).

     In May 1999, the Company entered into a settlement agreement for $2.5 million, all of which is being funded by the insurance carrier which provided coverage to the individual defendants. The settlement agreement is subject to Federal Court approval. The Company expects related to fees it paid to the attorneys representing the individual defendants, less the Company's insurance deductible.

     The amount of legal fees incurred with respect to the defense of the former President and Chief Executive Officer and Chief Financial Officer in the Securities Litigations, and included in G&A expenses, is as follows:

           1998        1997        1996       Total
           ----        ----        ----       -----
                          (in thousands)

CEO      $  188      $  163      $  360      $  711
CFO         151         190         159         500
         ------      ------      ------      ------
         $  339      $  353      $  519      $1,211
         ======      ======      ======      ======

THE YEAR 2000 ("Y2K")

     In connection with the "Patel" and "GHI" transactions, the Company sold or assigned substantially all of its computer hardware and software to GHI. The plan is for all data processing/MIS requirements to ultimately be provided under the terms of the newly executed management agreements with Comprehensive Health Management, Inc. ("Comprehensive"), an affiliate of Dr. Patel. Under the terms of the GHI transaction, the Company will continue to use the existing computer systems and software a transition period. The computer hardware and software that was not sold or assigned to GHI is in the process of being upgraded so that it will be Y2K compliant. The Company anticipates these modifications will be completed by September 1999.

     With respect to the efforts undertaken to date by Comprehensive and affiliates to address the Y2K issues, Comprehensive has upgraded its computer hardware and software systems, and has expended approximately $430,000 in software related costs and $235,000 in hardware related costs.

     The inability of Comprehensive or the Company to complete timely any of its Year 2000 modifications, or the inability of other companies with which Comprehensive or the Company does business to complete timely their Year 2000 modifications, could potentially have a material adverse effect on the Company's operations.

     Prior to the Patel and GHI transaction, the Company had assessed the requirements of modifying its computer systems to accommodate the Year 2000 and anticipated that required modifications would be completed in advance of the Year 2000 so as to not adversely affect its operations. In most cases, the Company was dependent on outside vendors whose software the Company uses. These vendors had advised the Company that the required modifications were being made, and would be available to the Company in the form of software release upgrades. The Company had developed plans for implementing these release upgrades in a timely fashion, and estimated that the hardware and software costs would approximate $1.6 million. The Company expensed noncapital associated costs incurred to make these modifications. The core processing system, AMISYS, was upgraded to the Y2K compliant version in February 1999. The MAS90 system, the Company's financial software, was upgraded in March 1999. Both of these systems are now Y2K compliant. The Company had incurred costs of approximately $550,000 in 1998 and $410,000 in 1999. Except for hardware costs of approximately $60,000, the Company has expensed these costs as incurred.

INFLATION

     Medical costs have been rising at a higher rate than that for consumer goods as a whole. The Company believes its premium increases, capitation arrangements and other cost control measures mitigate, but do not wholly offset, the effects of medical cost inflation on its operations and its inability to increase premiums could negatively impact the Company's future earnings.

QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to interest rate risk primarily through its borrowing activities and minimally through its short-term investments. All of the Company's borrowings are in US dollar debt and, at December 31, 1998, approximately 77% of its debt is at fixed rates. In June 1999, the Company retired its long-term debt. This includes conversion into equity by The 1818 Fund II, L.P., and the settlement by the Company of its mortgages with Key Bank and Premier National Bank, whereby the Company will transfer ownership of real property securing the mortgages to the banks in lieu of foreclosure. There were no fluctuations in interest rates for these obligations between December 31, 1998 and the date of retirement. Although there is inherent risk for any replacement borrowings, the extent of this is not quantifiable or predictable because of the restructuring of the Company as a result of the June transactions, as more fully discussed under Recent Events in Item 1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See Index to Financial Statements and Schedules elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

As of June 1, 1999, the executive officers and directors of the Company are:

Name                          Age        Position
----                          ---        --------

Kiran C. Patel, M.D.          50         Chairman of the Board, President
                                         and Chief Executive Officer(2)

Mark D. Dean, D.D.S.          58         Vice Chairman of the Board(1)(2)

Craig S. Dupont               44         Vice President/Chief Financial
                                         Officer and Director

Mary Lee
  Campbell-Wisley             49         Secretary; President, Chief
                                         Executive Officer and Executive
                                         Director(WCNY); and Director

Henry Suarez                  32         Treasurer and Director(2)

Sandip I. Patel               32         General Counsel

Charles E. Crew, Jr.          47         Director(1)

Pradip C. Patel               47         Director

Rupesh R. Shah                37         Director

Hitesh P. Adhia               35         Director(1)
------------------------

(1) Member, Audit Committee

(2) Member, Compensation Committee


     KIRAN C. PATEL, M.D., age 50, was named as the Chairman of the Board, President and Chief Executive Officer of the Company, and became a director of the Company effective June 11, 1999. He was also named as the Chairman of the Board, Chief Executive Officer and a director of WellCare of New York, Inc. ("WCNY") as of June 11, 1999. Dr. Patel has been a practicing physician (cardiologist) from 1982 to the present, and currently continues to practice in Tampa, Florida. Additionally, Dr. Patel is the majority shareholder and since 1988 to the present, shoulders the administrative responsibilities of Well Care HMO, Inc., an unrelated State of Florida licensed Health Maintenance Organization. Dr. Patel is a graduate of SMT, N.H.L. Municipal Medical College, India, and did his Internal Medicine Residency and Cardiology Fellowship in the New York, New Jersey area. Dr. Patel is the brother of Pradip C. Patel.

     MARK D. DEAN, D.D.S., age 58, has been a director of the Company and Vice Chairman of the Board since 1984. Dr. Dean has been a dentist in private practice since 1966.

     CRAIG S. DUPONT, age 44, was named, effective January 16, 1999, to the additional positions of: Acting President/Chief Executive Officer (until June 11, 1999) and director of the Company; President (until February 16, 1999), Chairman (until June 11, 1999) and director of WCNY; and President, Executive Director, Treasurer and director of WellCare of Connecticut, Inc.("WCCT"). Mr. Dupont has been Vice President/Chief Financial Officer and Treasurer (until June 11, 1999) of the Company. He has also been Treasurer of WCNY (until June 11,
1999) and WCCT since May 1, 1998. Mr. Dupont has over twenty years experience in the health care industry. Previously, Mr. Dupont was Vice President, Finance of Physicians Health Services, Inc. since January 1997, Controller and Corporate Secretary of Qualmed Health & Life Insurance Co. from September 1995 to January 1997, Director of Financial and Medical Analysis of Aetna Health Plans from 1993 to 1995, and Chief Financial Officer and Treasurer for Aetna Health Plan of Southern California from 1990 to 1993. He is a graduate of California State University/Long Beach with a B.S. in Business Administration. He is a Certified Public Accountant in California and Connecticut.

     MARY LEE CAMPBELL-WISLEY, age 49, became director of the Company, effective February 25, 1999, and Secretary of the Company, effective March 25, 1999; President and Chief Executive Officer (until June 11, 1999) of WCNY, effective February 16, 1999; and Vice President of Operations of WCCT, effective May 12, 1998. She had been Executive Director/COO of WCNY, since January 1997 and director of WCCT since December 1997. Ms. Campbell- Wisley has over 15 years experience in the health care industry. Ms. Campbell-Wisley joined WellCare from Mercy Health System of Western New York where, since 1995, she had been Executive Director of the Physician Hospital Organizations. Ms. Campbell- Wisley had been associated with Blue Cross and Blue Shield of Western New York, Inc., from 1991 to 1995, as Executive Director of Community Blue, a 200,000-member HMO. Ms. Campbell-Wisley earned a B.A. from SUNY at Fredonia, a B.S.N. from D'Youville College in Buffalo and an M.B.A. from St. Bonaventure University.

     HENRY SUAREZ, age 32, was named as Treasurer and became a director of the Company effective June 11, 1999. He was also named as Treasurer and a director of WCNY, as of June 11, 1999. Mr. Suarez has been in the banking and finance industry for the past 10 years. He is currently the President of Suarez Financial Group, Inc., a banking and financial consulting firm. Previously, Mr. Suarez was Senior Vice President, Private Client Group - Tampa Manager, for NationsBank from February 1996 to February 1999; Vice President, Commercial Lending for SouthTrust Bank from March 1995 to February 1996; Senior Financial Accountant for Soloman Brothers from January 1992 to March 1995; and a Commercial Lending Officer with Citizens and Southern Bank from May 1989 to January 1992. He is a graduate of Florida State University with a degree in accounting and finance.

     SANDIP I. PATEL, age 32 became the General Counsel of the Company effective June 11, 1999. He was also named as the General Counsel of WCNY, as of June 11, 1999. Mr. Patel has been a practicing attorney for the past 6 years, being employed throughout this time by Patel, Moore & O'Connor, P.A. He is a graduate of the University of Georgia with a degree in finance and accounting, and received his Juris Doctorate from Stetson University College of Law.

     CHARLES E. CREW, JR., age 47, has been a director of the Company since 1987. Mr. Crew has been employed with General Electric since 1977, where he has been Vice President of Commercial Operations for the Plastics Business since 1994.

     PRADIP C. PATEL, age 47 became a director of the Company effective June 11, 1999. He was also named as a director of WCNY as of June 11, 1999. Mr. Patel has been in the health care industry, in a management position, for over 10 years and is currently a shareholder in and since 1986 the President of Well Care HMO, Inc., an unrelated State of Florida licensed Health Maintenance Organization. He is a graduate of the Gujaret University, India and received his MBA from Eastern Michigan University. Mr. Patel is the brother of Dr. Kiran C. Patel.

     RUPESH R. SHAH, age 37, became a director of the Company effective June 11, 1999. Mr. Shah has been in the health care industry, in a management position, for over 10 years and is currently a shareholder in and the, since 1994, Chief Executive Officer of Well Care HMO, Inc., an unrelated State of Florida licensed Health Maintenance Organization. He is graduate of St. Xavier's College, Gujaret University, India and Rollwala Computer Science, Gujaret University, India. Mr. Shah is the brother-in- law of Dr. Kiran C. Patel.

     HITESH P. ADHIA, age 35, became a director of the Company effective June 11, 1999. Mr. Adhia has been in the finance and accounting industry for the past 9 years. He has been an accountant in private practice since 1993. Previously, Mr. Adhia was a financial accountant with Florida Farm Bureau Insurance Company from February 1991 to January 1996; and a systems analyst with Arthur Andersen & Company, from August 1990 to October 1990. He is a graduate of the University of South Florida with a degree in Business Administration and a Masters in Accounting. Mr Adhia is a CPA licensed in the State of Florida.

     The following were executive officers and directors of the Company at December 31, 1998, but subsequently resigned:

Name                           Age        Position
----                           ---        --------

Robert W. Morey, Jr.           62         Chairman of the Board (1)

Joseph R. Papa                 55         President, Chief Executive
                                          Officer, Chief Operating Officer
                                          and Director (1)

Adele B. Reiter                45         Vice President of Legal and
                                          Governmental Affairs

John E. Ott, M.D.              62         Executive Vice President and
                                          Director (2)(3)

Thomas A. Curtin               36         Vice President of Sales and
                                          Marketing

Alan B. Bernstein, M.D.        47         Chief Medical Director

Walter W. Grist                58         Director (2)

Lawrence C. Tucker             56         Director (1)(3)
------------------------

(1) Member, Executive Committee

(2) Member, Audit Committee

(3) Member, Compensation Committee


     ROBERT W. MOREY, JR., age 62, who was Chairman of the Board since April 30, 1996, resigned as Chairman and director, effective February 25, 1999, which resignation was accepted by the Board of Directors on February 23, 1999. He continues as a consultant to the Company on an advisory basis. Previously, he was also Chief Executive Officer from April 1996 until he resigned in August 1997. Since 1972, Mr. Morey has served as President and Chairman of RWM Management Company, Inc., a management firm founded by Mr. Morey which is engaged in, among other things, financial counseling and reinsurance underwriting of catastrophic health coverage for the managed care industry. Mr. Morey was engaged in corporate banking, investment banking and the institutional brokerage business from 1962 to 1972. Mr. Morey received a B.A. in Economics from Yale University in 1958 and an M.B.A. from Harvard Graduate School of Business in 1962.

     JOSEPH R. PAPA, age 55, had been Chief Executive Officer of the Company since August 1997, a director since June 1997, and also President and Chief
Operating Officer since September 1996. Mr. Papa resigned all of these positions, effective January 15, 1999, and continues as a consultant to the Company through July 1999. Mr. Papa's resignation as director was accepted by the Board of Directors on January 12, 1999. From 1989 to 1996, Mr. Papa was President of Healthcare Resources International, Inc. a managed care consulting company he founded. From 1986 to 1989, Mr. Papa was President and Chief Operating Officer of Healthways, Inc., an individual practice association model health maintenance organization licensed in the State of New Jersey and then a wholly-owned subsidiary of Healthways Systems, Inc., a publicly- traded company that was sold to Aetna Life Insurance Company, a wholly-owned subsidiary of Aetna Life and Casualty Company. Mr. Papa earned his C.P.A. after receiving a B.S. in Accounting at St. Joseph's University in 1965.

     ADELE A. REITER, age 45, had been Vice President of Legal and Governmental affairs since March 1998 and until her resignation, effective February 21, 1999. Ms. Reiter joined the Company in April 1995 as part-time in-house legal counsel, became full-time in-house legal counsel in August 1996, and was appointed as a Vice President in July 1997. Previously, Ms. Reiter was employed by a Kingston, New York cardiology medical practice and served on the Board of Directors of several local non-profit organizations. She received her B.A. from State University of New York at Stony Brook in 1993 and a Juris Doctor from Temple University School of Law in May 1976.

     JOHN E. OTT, M.D., age 62, had been Executive Vice President of the Company since June 1996 and a director since October 1995 and until his resignation, effective June 11, 1999. Dr. Ott is the former Chief Executive Officer of The George Washington University Health Plan, and from 1977 to 1996 was a Professor in Health Care Sciences, Health Services Management and Policy and Pediatrics at George Washington University, having retired in 1996 as Emeritus Professor. He is a board certified in Pediatrics and Medical Toxicology. Dr. Ott received his B.S. and M.D. degrees at the University of Pittsburgh, and completed a pediatric residency and fellowship in clinical genetics and biophysics at the University of Colorado Medical Center.

     THOMAS A. CURTIN, age 36, had been the Vice President of Sales and Marketing for WellCare since October, 1997 and Secretary and director of WCCT, since March 1, 1999. Mr. Curtin resigned all of these positions, effective June 7, 1999. Previously, for the prior twelve years, Mr. Curtin has been involved in sales management in the managed care industry. Prior to WellCare, he was with from Cigna Health Care (January 1997 - September 1997), HealthSource (September 1994 - December 1996), and Blue Cross and Blue Shield of Massachusetts (1992 - September 1994). He is a graduate of St. Anselm College with a B.S. in Business and Economics.

     ALAN B. BERNSTEIN, M.D., age 47, had been Chief Medical Officer of WellCare since September, 1998 and until his resignation, effective May 21, 1999. He has over ten years of managed care experience serving in senior medical and administrative positions. Previously, he was Chief Medical Officer of UtiliMED, Inc. in Chicago since 1997, Senior Vice President for Medical Affairs/Chief Medical Officer with NYLCare Health Plans from May 1995 to October 1996, and Chairman, Department of Pediatrics at The Newton-Wellesley Hospital, Massachusetts from October 1993 until May 1995. Dr. Bernstein graduated from the University of Rochester, New York, earning a B.A. in Biology. He graduated from New York University School of Medicine earning his M.D., and received his M.P.H. from University of California, Berkeley.

     WALTER W. GRIST, age 58, had been a director of the Company since February 1997. He resigned effective January 20, 1999, which resignation was accepted by the Board of Directors on January 20, 1999. For more than the past five years, Mr Grist has been a Senior Manager of Brown Brothers Harriman & Co., a company engaged in providing financial advisory and merger and acquisition related services, which is the general partner of The 1818 Fund II, L.P., a New York limited partnership which is the holder of the 6% subordinated convertible note due December 31, 2002 in the principal amount of $20 million issued by the Company (see "Certain Relationships and Related Transactions"). Mr. Grist serves on the Board of Directors of Computerized Medical Systems, Inc., Steri-Oss, Inc. and VAALCO Energy , Inc. Mr. Grist graduated with a B.S. degree in Business Administration from New York University in 1965.

     LAWRENCE C. TUCKER, age 56, had been a director of the Company since January 1996. He resigned effective January 20, 1999, which resignation was accepted by the Board of Directors on January 20, 1999. For more than the past 25 years, Mr. Tucker has been employed by Brown Brothers Harriman & Co., a company engaged in providing financial advisory and merger and acquisition related services, having served as general partner of that firm since 1979. Brown Brothers Harriman & Co., is the general partner of The 1818 Fund II, L.P., a New York limited partnership which is the holder of the 6% subordinated convertible note due December 31, 2002 in the principal amount of $20 million issued by the Company. (See "Certain Relationships and Related Transactions.") Mr. Tucker also serves as director of WorldCom, Inc., Riverwood Holding, Inc., National Healthcare Corporation and VAALCO Energy, Inc. Mr Tucker received a B.S. degree in Engineering from Georgia Institute of Technology in 1964 and an M.B.A. from the Wharton School of the University of Pennsylvania in 1996.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth a summary of the compensation for 1998, 1997 and 1996 earned by (i) the Company's Chief Executive Officer during 1998; (ii) each of the four most highly compensated executive officers who were serving as an executive officer at the end of 1998, other than the Chief Executive Officer, and whose compensation during 1998 exceeded $100,000; and (iii) the Company's Acting President/Chief Executive Officer, who commenced employment on May 1, 1998, whose compensation on an annual basis would have required disclosure in the table below:

                           SUMMARY COMPENSATION TABLE

                                                                    Long- Term Compensation
                                                                   --------------------------
                                      Annual Compensation            Awards
                                 ----------------------------      -----------
Name and                                             Other Annual  Common Stock All Other
Principal                     Year   Salary   Bonus  Compensation  Underlying   Compensation
Position                               ($)     ($)       ($)       Options (#)     ($)
-----------------             ----   -------  -----  ------------ ------------ ------------

JOSEPH R. PAPA                1998  $311,538     --      *          130,000(2)  $5,457(7)
President, Chief              1997   300,000     --      *          200,000(3)   5,457(7)
Executive Officer,            1996    92,308     --      *          200,000        195(7)
Chief Operating
Officer and Director(1)

CRAIG S. DUPONT               1998  $ 97,298     --      *           50,000          --
Acting President/Chief        1997        --     --     --              --           --
Executive Officer,            1996        --     --     --              --           --
Vice President and
Chief Financial
Officer, Treasurer and
Director(4)

JOHN E. OTT, M.D              1998  $239,715  $105,116   *              --       2,800(7)
Executive Vice                1997   200,000        --   *           5,000       2,800(7)
President and                 1996   111,538        --  $11,500(8)  40,000          --
Director(10)

MARY LEE CAMPBELL-            1998  $164,423  $ 45,000   *              --       1,085(7)
WISLEY                        1997   129,942        --   19,050(9)  45,000          688(7)
Secretary; President          1996        --        --                  --           --
and Chief Executive
Officer of WellCare of
New York, Inc. and
Director(5)

THOMAS A. CURTIN              1998  $145,385  $ 38,602   *              --           51(7)
Vice President of             1997  $ 33,923        --   *          25,000           --
Sales and Marketing(11)       1996        --        --   --             --           --

ADELE B. REITER               1998  $134,230  $ 35,000   *              --          407(7)
Vice President of             1997  $104,058        --   *              --           72(7)
Legal and                     1996  $ 70,661  $ 10,316   --             --           --
Governmental Affairs(6)
----------------------

* Represents less than 10% of annual salary and bonus.

(1) Mr. Papa resigned as President, Chief Executive Officer and director, effective January 15, 1999.

(2) Includes the grant of 30,000 options in September 1997, for which the exercise price was repriced in February 1998.

(3) Represents 200,000 options awarded in 1996 for which the exercised price was amended in December 1997; excludes 30,000 options granted in September 1997 for which the exercise price was repriced in February 1998.

(4)  Mr.  Dupont  was  named  Acting  President/Chief   Executive  Officer,  and
     director, effective January 16, 1999.

(5) Ms. Campbell-Wisley was appointed as President and Chief Executive Officer of WellCare of New York, Inc., effective February 16, 1999; elected director of the Company, effective February 25, 1999; and elected Secretary of the Company, effective March 25, 1999.

(6) Ms. Reiter resigned as Vice President of Legal and Governmental Affairs, effective February 21, 1999.

(7)  Represents group life insurance premium payment.

(8)  Represents the amount WellCare paid for a condominium rental.

(9) Represents $13,000 one time reimbursement for moving expenses and $6,050 auto allowance.

(10) Dr. Ott resigned as Executive Vice President and director, effective June 11, 1999.

(11) Mr. Curtin resigned as Vice President of Sales and Marketing, effective June 7, 1999.

     The following table sets forth certain information concerning options granted in 1998 to the individuals named in the Summary Compensation Table.

                              OPTION GRANTS IN 1998
                                Individual Grants


                                                                                Potential
                                                                             Realizable Value
                 Number of        % of Total                                 at Assumed Annual
                 Securities       Options       Exercise                 Rates of Stock Price
                 Underlying       Granted to    or Base                     Appreciation for
                 Options          Employees     Price        Expiration        Option Term
Name             Granted (#)      in 1998       ($/Share)     Date            5%         10%
---------------- -----------      -----------   ---------    ----------     -------   ------

JOSEPH R. PAPA   100,000(3)       45.5%         $   5.02     01-Sep-01        (4)        (4)
                  30,000(1)(2)    13.6%         $   4.51     01-Sep-02    $42,000    $88,400

CRAIG S. DUPONT   50,000(5)       22.7%         $   1.91     13-May-03     26,400     58,300


------------------------------
(1) Represents an amendment to options previously awarded in 1997 (2) Fully exercisable on date of grant. (3) Mr. Papa's employment with WellCare terminated January 15, 1999, and 90,000 options expired April 15, 1999.
(4) The potential realizable value at assumed annual rates of stock price appreciation is less than the exercise price of the applicable option. Therefore, the options have no potential realizable value at the assumed annual rates of stock appreciation over the balance of the options term.
(5) One fifth of the assigned number of underlying shares are exercisable commencing on the date of grant, and an additional one fifth on each of the next four anniversaries of the date of grant.

     No options were exercised in 1998 by the individuals named in the Summary Compensation Table. The following table sets forth the number of unexercised options held at December 31, 1998, by the individuals named in the Summary Compensation Table, none of which options were in-the-money at such date:

                       OPTION VALUES AT DECEMBER 31, 1998


                                         Number of Unexercised Options
                                              at December 31,1998
           Name                          Exercisable(E)/Unexercisable(U)
     -------------------                 --------------------------------------

     JOSEPH R. PAPA                       263,333 (E)/ 66,667 (U)

     JOHN E. OTT, M.D.                     45,240 (E)/  2,500 (U)

     CRAIG S. DUPONT                       10,000 (E)/ 40,000 (U)

     MARY LEE CAMPBELL-WISLEY              30,000 (E)/ 15,000 (U)

     THOMAS A. CURTIN                      10,000 (E)/ 15,000 (U)

EMPLOYMENT AGREEMENTS

     MR. PAPA was employed under a three-year agreement with the Company effective September 1, 1996, which provided for an annual base salary of $300,000, until his resignation effective January 15, 1999. Additionally, under the agreement, the Company provided Mr. Papa with an automobile allowance in the amount of $550 per month, as well as making available the use of an apartment leased by the Company. On September 6, 1996, Mr. Papa was granted five-year incentive options to purchase 29,628 shares of common stock of the Company at $10.125 per share and five-year non-incentive options to purchase 170,372 shares of common stock of the Company at $10.125 per share. In December 1997, the Company amended the exercise price on such options from $10.125 to $3.01 per share. Additionally, Mr. Papa received non-incentive options to purchase 30,000 shares of the Company's common stock on September 1, 1997, at an exercise price of $15 per share. In February 1998, the Company amended the exercise price of such options to $4.51 per share and granted additional incentive options for 90,000 shares and non-incentive options for 10,000 shares, each at an exercise price of $5.02 per share.

     Under the agreement, in the event of termination of employment by the Company without cause, the Company shall pay Mr. Papa a lump sum payment in an amount equal to, if the date of termination is subsequent to August 31, 1997 but on or prior to August 31, 1998, one year's base salary and benefits; and if the termination is subsequent to August 31, 1998 but on or prior to August 31, 1999, one-half year's base salary and benefits.

     Effective January 15, 1999, Mr. Papa resigned as President and Chief Executive Officer, and simultaneously entered into a Consulting Agreement with the Company. Under the terms of the Consulting Agreement, Mr. Papa received a monthly fee of $24,000, through April 15, 1999, and then a monthly fee of $12,000 through July 15, 1999.

     MR. DUPONT was employed under an agreement with the Company, effective May 1, 1998, which provides an annual base salary of $150,000, amended to $200,000 per annum, effective January 16, 1999 upon his assuming the additional duties of Acting President/ Chief Executive Officer. Additionally, the Company provides Mr. Dupont with an automobile allowance of $550 per month. In addition, on May 13, 1998, Mr. Dupont was granted five-year incentive options to purchase 50,000 shares of common stock of the Company at $1.91 per share. Under the agreement, in the event of termination of employment by the Company without cause prior to May 16, 2000, the Company shall continue to pay Mr. Dupont his base salary for six months.

     MS. CAMPBELL-WISLEY is employed under a three-year agreement with the Company effective January 29, 1997, which provides for an annual base salary of $145,000. Effective February 16, 1999, the annual base salary was increased to $190,000. Ms. Campbell-Wisley is entitled to a bonus of $47,500 if she remains in the employ of the Company until September 1, 1999. Additionally, under the agreement, the Company provides Ms. Campbell-Wisley with an automobile allowance of $550 per month. Under the agreement, on January 29, 1997, Ms. Campbell-Wisley was granted five-year incentive options to purchase 34,285 shares of the Company's common stock at $8.75 per share and five-year non-incentive options to purchase 10,715 shares of the Company's common stock at an exercise price equal to $8.75.

     Under the agreement, in the event of termination of employment by the Company without cause prior to November 1, 1999, the Company shall pay Mrs. Campbell-Wisley a lump sum payment in an amount equal to three months' base salary and benefits.

     DR. OTT was employed under a five-year agreement with the Company effective June 1, 1996, amended on June 1, 1998. The original contract provided an annual base salary of $200,000, plus an annual incentive bonus equal to ten percent (10%) of the earnings before income taxes of the greater New York City division of WCNY, assuming general and administrative expenses of 15% of premium revenue. Dr. Ott had waived his 1997 and 1996 bonus in view of the Company's financial condition. Under the agreement, on June 1, 1996, Dr. Ott was granted non-incentive options to purchase 35,000 shares of the Company's common stock. Additionally, Dr. Ott is entitled to receive non-incentive options to purchase 5,000 shares of the Company's common stock on June 1 of each year during his term of employment at an exercise price equal to the fair market value on the date of grant.

     Effective June 1, 1998, the agreement was amended to delete the incentive bonus in exchange for a lump sum payment of $75,000 and a revision of the annual compensation to $220,000, $200,000 and $197,723, respectively, for the three years ending May 31, 2001, and to require 75%, 50% and 25% respectively, of Mr. Ott's business time for each of the three years.

     Dr. Ott resigned as Executive Vice President and director, effective June 11, 1999. In connection with his resignation, the Company will make a lump sum payment of $50,000, twelve monthly payments aggregating $50,000, and will issue common stock with a value of $80,000.

     MR. CURTIN was employed under an agreement with the Company, effective September 24, 1997, which provides an annual base salary of $140,000 per annum and is eligible to receive an annual bonus ($20,000) plus an annual incentive bonus of up to 0.5% of the annual increase in commercial member revenue. Additionally, under the agreement, the Company provides Mr. Curtin with an automobile allowance of $550 per month. In addition, Mr. Curtin was granted five-year incentive options to purchase 25,000 shares of the Company's common stock at $6.00 per share. Under the agreement, in the event of termination of employment by the Company without cause, the Company shall continue to pay Mr. Curtin his base salary for six months. Mr. Curtin resigned, effective June 7, 1999, concurrent with the GHI transaction.

     MS. REITER was employed under an agreement with the Company under her resignation, effective February 21, 1999. Under the agreement, Mr. Reiter's annual base salary was $130,000 and the Company provided her with an automobile allowance of $550 per month.

SECTION 16 PROXY STATEMENT DISCLOSURE

     Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that officers, directors and holders of more than 10% of the Common Stock (collectively, the "Reporting Persons") file reports of their trading in the Company's equity securities with the Securities and Exchange Commission. Based upon a review of Section 16 forms filed by the Reporting Persons during the last fiscal year, the company believes that the Reporting Persons complied with the applicable Section 16 filing requirements, except as follows (i) Dr. Dean has not filed a Form 4 for the sale of 116,672 shares of common stock and 68,059 shares of Class A common stock disposed of by Pine Street Dental Association, P.C. ("Pine Street"), a retirement plan in which the Reporting Person has a 48% interest; (ii) Dr. Patel is currently filing his Form 3; (iii) Mr. Suarez is currently filing his Form 3; (iv) Mr. P.C. Patel is currently filing his Form 3; (v) Mr. Shah is currently filing his Form 3; and
(vi) Mr. Adhia is currently filing his Form 3.

DIRECTOR COMPENSATION

     During 1998, all directors who were not employees of the Company, received a fee of $500 for each meeting of the Board of Directors attended, plus reimbursement of their expenses, and an additional $500 for each meeting of the Audit Committee or Compensation Committee attended.

MEETINGS AND COMMITTEES

     The Executive Committee has all of the powers of the Board not otherwise delegated to the Audit or Compensation Committees and, until their resignation as directors subsequent to December 31, 1998, was comprised of Messrs. Morey, Papa and Tucker. There were no meetings of the Executive Committee in 1998.

     The Audit Committee, currently comprised of Mr. Crew and Drs. Dean and Ott, meets with the Company's independent auditors to review the scope of their annual audit, the adequacy of the Company's system of internal controls, and the sufficiency of its financial reporting. There was one (1) meeting of the Audit Committee during 1998. Mr. Grist was on the committee until his resignation as a director, effective January 20, 1999. Mr. Ott was appointed to the committee, effective March 12, 1999.

     The Compensation Committee, comprised of Mr. Crew and Drs. Dean and Ott, establishes the compensation program for the Chief Executive Officer, recommends to the Board of Directors, in consultation with the Chief Executive Officer, a general compensation program for all officers and administers the Company's 1993 Incentive and Non-Incentive Stock Option Plan and the Company's 1996 Non-Incentive Executive Stock Option Plan. There were three (3) meetings of the Compensation Committee during 1998. Mr. Tucker was on the committee until his resignation, effective January 20, 1999. Dr. Ott was appointed to the Committee, effective March 12, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN
COMPENSATION DECISIONS

     Lawrence C. Tucker served on the Compensation Committee during 1998. Mr. Tucker is a general partner of Brown Brothers Harriman & Co., the general partner of The 1818 Fund II, L.P. the holder of a $20 million subordinated convertible note. (See "Certain Relationships and Related Transactions"). Mr. Tucker did not participate in the actions taken by the Compensation Committee relating to the repricing of options previously granted in 1997 and 1996 to Messrs. Morey and Papa or the grant of additional options to purchase 100,000 shares to Mr. Papa in February 1998. Mr. Tucker did not participate in light of the potential conflict of interest arising out of the concurrent negotiations to amend the Note, which negotiations were consummated in an amendment to the Note in January 1998.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Through  December 31, 1998,  the Company has incurred legal fees for Edward
A. Ullmann and Marystephanie Corsones, the Company's former Chief Executive Officer and former Chief Financial Officer, respectively, in the aggregate of $711,000 and $500,000, respectively, to indemnify such individuals for legal fees and expenses incurred in connection with their defense of the Class Action Securities Litigation in which the Company and such individuals are defendants. The litigation, which is described in Item 3, Legal Proceedings, was settled in May 1999, subject to Court approval. The Company expects to recoup the related fees it paid to the attorneys representing these individuals, from the insurance carrier which provided coverage to the individual defendants, less the Company's insurance deductible.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 1, 1999, certain information with regard to the beneficial ownership of the common stock of the Company as of the date hereof by (i) each shareholder who is known by the Company to beneficially own in excess of five percent (5%) of the outstanding shares of common stock or Class A common stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. The percent of total has been calculated assuming the conversion of both Series A and Series B senior convertible preferred stock into common shares, as well as the conversion of all Class A into common stock, except for 281,956 shares owned by Robert W. Morey. In connection with the Patel closing, Mr. Morey has given a two-year proxy in favor of Dr. Patel to vote Mr. Morey's shares of Class A common stock.



                                                                    Percent of Total
                                                           ------------------------------------
                               Series A                      Series A
                                Senior                       Senior
                              Convertible Class A          Convertible  Class A             Total
     Name                      Preferred  Common  Common(11) Preferred  Common    Common     Vote
     ----                      ---------  ------  ---------- --------  ------    -------  -------
Kiran C. Patel, M.D. (1)(2)    100,000     --  21,449,257     100.0%    --        55.4%   58.4%
Robert W. Morey, Jr.(3)(4)          --  281,956   515,021       --     100.0%      1.3%   1.2%
Mark D. Dean, D.D.S. (5)(6)         --     --      72,921       --      --          *      *
Joseph R. Papa                      --     --     203,703       --      --          *      *
John E. Ott, M.D                    --     --      47,470       --      --          *      *
Craig S. Dupont                     --     --      50,000       --      --          *      *
Mary Lee Campbell-Wisley            --     --      45,000       --      --          *      *
Thomas A. Curtin                    --     --          --       --      --         --
Adele B. Reiter, Esq                --     --          --       --      --         --
Charles E. Crew, Jr                 --     --      92,546       --      --         1.3%    *
Lawrence C. Tucker(8)(9)            --     --  11,250,000       --      --        29.1% 27.1%
Edward A. Ullmann (7)(10)           --     --     411,045       --      --         1.1%    *
Henry Suarez                        --     --          --       --      --          --     --
Pradip C. Patel                     --     --          --       --      --          --     --
Rupesh R. Shah                      --     --          --       --      --          --     --
Hitesh P. Adhia                     --     --          --       --      --          --     --
The 1818 Fund II, L.P. (8)(9)       --     --  11,250,000       --      --        29.1%  27.1%
Brown Brothers Harriman & Co.       --     --  11,250,000       --      --        29.1%  27.1%
(8)(9)
T. Michael Long (8)(9)              --     --  11,250,000       --      --        29.1%  27.1%
All current executive officers
 and directors as a group           --
 (10 persons)(2)(6)(11)        100,000     --  21,709,724    100.0%     --        56.1%  59.1%

-----------------------

* Less than 1%

(1)  Address is 6800 North Dale Mabry Highway, Suite 268, Tampa, FL 33614

(2) In June 1999, Dr. Patel purchased shares of a newly authorized series of senior convertible preferred stock (Series A) for $5 million, which provides Dr. Patel with 55% of WellCare's voting power. The preferred stock is subject to mandatory conversion into common stock upon the amendment in WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 75 million. The shares will be convertible into 55% of the then outstanding common stock (after giving effect to such conversion) and will be subject to anti-dilution rights under which Dr. Patel will generally preserve his 55% interest in WellCare until there are 75 million shares of common stock issued and outstanding. The investment by Dr. Patel in WellCare was approved by New York State regulators on June 11, 1999. Pending a public hearing in Connecticut and regulatory approval of the acquisition of control of WCCT, Dr. Patel is precluded from exercising influence in directing the management and policies of WCCT. There can be no assurance that approval of the change in control will be granted nor that the order of supervision will be lifted.

(3)  Address is Box 1, 134 Lyford Drive, Tiburon, California 94920.

(4) Includes 12,000 shares of common stock owned by RWM Management Co. Defined Benefit Pension Plan for which Mr. Morey is trustee. Mr. Morey disclaims beneficial ownership.

(5)  Address is 62 Riverview, Port Ewen, New York 12466.

(6) Includes 19,446 shares of common stock owned by Dr. Dean's wife, and 4,862 shares of common stock owned by Dr. Dean's son. Dr. Dean disclaims beneficial ownership of the shares owned by his wife and son.

(7)  Address is P.O. Box 133, Miller Road, Mount Tremper, New York 12457.

(8)  Address is 59 Wall Street, New York, New York 10005.

(9) Includes 10,000,000 common shares issuable upon mandatory conversion of 100,000 shares of the newly authorized senior convertible preferred stock (Series B) (the "shares") received upon the conversion of the $15,000,000 8.0% Subordinated Convertible Note due December 31, 2002 (the "Note"). Brown Brothers Harriman & Co. ("BBH & Co."), a general partner of The 1818 Fund II, L.P. (the "Fund"), have designated Messrs. T. Michael Long and Lawrence C. Tucker, either individually or jointly, as the sole and exclusive partners of BBH & Co. having voting and investment power with respect to the Note and the common stock issued upon conversion of the shares. By virtue of BBH & Co.'s relationship with the Fund, BBH & Co. may be deemed to beneficially own 11,250,000 shares of common stock. By virtue of the resolution adopted by BBH & Co. designating Messrs. Long and Tucker, either individually or jointly, as the sole and exclusive partners of BBH & Co. having voting and investment power with respect to the shares, and the common stock issuable upon conversion of the Notes, Messrs. Long and Tucker may each be deemed to beneficially own 11,250,000 shares of common stock.

(10) Includes   11,045  shares  of  common  stock  owned  by  a   not-for-profit
     corporation of which Mr. Ullmann is President. Mr. Ullmann disclaims beneficial ownership of the shares owned by the not-for-profit corporation.

(11) Includes shares of common stock from stock options exercisable on or before September 1, 1999 as follows:


NAME                                NUMBER OF SHARES
----                                ----------------

Craig S. Dupont                     50,000
Mary Lee Campbell-Wisley            45,000
                                    ------
All current executive officers
and directors as a group
(10 persons)                        95,000
                                    ======

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 1999, Kiran C. Patel, MD ("Patel), the principal of Well Care HMO, Inc., a Florida corporation, an entity unrelated to WellCare, purchased a 55% ownership interest in the Company for $5 million. Dr. Patel purchased a newly authorized series of senior convertible preferred stock (Series A)("the shares") of WellCare, which will provide him with 55% of WellCare's voting power. The preferred stock is subject to mandatory conversion into common stock upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 75 million. The shares will be convertible into 55% of the then outstanding common stock (after giving effect to such conversion) and will be subject to anti-dilution rights under which Dr. Patel will generally preserve his 55% interest in WellCare until there are 75 million shares of common stock issued and outstanding. WCNY and WCCT also entered into management agreements with Comprehensive Health Management, Inc. (Comprehensive") an affiliate of Dr. Patel, to manage their HMO operations (excluding the commercial business of WCNY sold to GHI in June 1999). The investment by Dr. Patel in WellCare and the related management agreement with WCNY were approved by New York State regulators on June 11, 1999. Pending a public hearing in Connecticut and regulatory approval of the acquisition of control of WCCT, Dr. Patel in precluded from exercising influence in directing management and policies of WCCT. State regulators, however, have authorized the performance of the management agreement, with certain limitations. WCCT remains under an order of supervision by the Connecticut Department of Insurance.

     The management agreements with Comprehensive are for a term of five years, effective June 1, 1999. The management fee to each HMO ranges from 7.5% of the premium revenue when there are more than 80,000 members, to 9.5% of the premium revenues when there are less than 40,000 members. Comprehensive will cover services for claims, customer service, utilization review, data processing/MIS (including Y2K compliance expenses and costs), credentialing, communication, provider relations, and day to day accounting. Comprehensive will provide financial reports to the HMOs and the appropriate regulatory agencies. The fee does not cover other costs, directors and officers liability insurance, other insurance costs, and any extraordinary costs.

     Pursuant to the terms of the Note Purchase Agreement dated January 19, 1996, (the "Agreement") entered into between the Company and The 1818 Fund II, L.P., (the "Fund"), a private equity fund managed by Brown Brothers Harriman & Co. ("BBH & Co."), the Company issued a Note dated January 19, 1996, in the principal amount of $20,000,000, due December 31, 2002, payable to the order of the Fund or its registered assignees. On February 28, 1997, the Fund and the Company amended the Agreement and the Note and on January 14, 1998, the Agreement and Note were further amended. In June 1999, the Fund converted the remaining $15 million, plus accrued and unpaid interest of approximately $0.7 million, into newly authorized senior convertible preferred stock (Series B) of the Company. The preferred stock is non-voting and is subject to mandatory conversion (subject to regulatory approval) into 10,000,000 shares of WellCare's common stock upon the amendment to WellCare's certificates of incorporation to increase the number of authorized shares from 20 million to 75 million.

     Under the January 1998 amendment, subject to regulatory approval, the Fund agreed to convert $5 million of indebtedness under the Note into 1,250,00 shares of common stock, which conversion occurred on May 15, 1998, after the New York State Department of Health advised the Company that such approval was not required. The holder of the Note has the right to convert the remaining $15,000,000 outstanding principal amount of the Note at a conversion price of $8 per share, subject to adjustment for certain dilutive events. Under the Note, the conversion price is subject to adjustment, inter alia, if the Company issues shares of its common stock or options, warrants or other rights to acquire shares of common stock of the Company at a price per share less than the current market price or, pursuant to the Amendment, the conversion price at the time.

     The remaining $15,000,000 of indebtedness under the Note is due on December 31, 2002 and interest accrues thereon at an interest rate of eight percent (8%) per annum, payable quarterly. The Note is subject to certain mandatory redemption at the option of the holder of the Note upon a Change of Control (as defined in the Note) of the Company. In addition, subject to certain conditions, the Note is subject to optional redemption at the option of the Company on or after January 19, 2000. The Note is subordinated to all senior indebtedness of the Company. The holder of the Note also has the right to require redemption of the Note following a Change of Control of the company at a redemption price equal to 150% of the outstanding principal amount of the Note together with all accrued and unpaid interest thereon. If a change of control occurs within 24 months of a redemption of the Note, the Company may also be required to pay the holder of the Note an amount equal to 30% of the principal amount of the redeemed Note.

     Pursuant to the terms of the Agreement, the Fund may designate two directors to the Board. Effective January 1996, Lawrence C. Tucker became a director. Effective February 1997, Walter W. Grist became a director. Messers, Tucker and Grist resigned as directors, effective January 20, 1999.

     Pursuant to the Agreement, the Fund may purchase shares of common stock of the Company (in addition to the shares issuable upon conversion of the Note), provided that such purchases do not, in total, exceed ten million dollars ($10,000,000). Finally, provided the Fund holds at least fifty percent (50%) of the shares issued or issuable upon conversion of the Note, the Fund, under certain conditions, may sell shares issuable upon conversion of the Note in certain private placements of common stock by the Company.

     Pursuant to the January 1998 amendment, if the Company's consolidated earnings before income taxes are positive for either the second or third quarter of 1998, the Company will have the right, exercisable after the filing of the Form 10-Q relating to such quarter, and prior to December 31, 1998, to purchase 50% of the aggregate outstanding principal amount and 50% of the conversion shares for an aggregate purchase price of $12 million plus all accrued and unpaid interest on the Note to the date of purchase. The Company reported a consolidated loss before taxes for each of these quarters.

     Pursuant to the terms of the Registration Rights Agreement dated January 19, 1996, between the Company and the Fund, as amended, the holder of the Note and the holder of the shares issued upon conversion of Note have been granted three (3) demand registration rights and unlimited incidental registration rights. The Company was also required, in 1997, to file with the Securities and Exchange Commission, an "evergreen" shelf registration statement with respect to the Note and any shares issued upon conversion of the Note.

     In connection with the February 1997 and January 1998 amendments, the Company has reimbursed the Fund $94,348 for fees and expenses incurred by the Fund in connection with the preparation, negotiation and execution of the Amendment and related matters.

     In June 1999, as a condition to the closing of the Patel transaction, the holders of 644,287 shares of Class A common stock, which has ten votes per share, agreed to convert their shares into shares of common stock on a share-for-share basis. Robert W. Morey, the holder of the remaining 281,956 shares of Class A common stock outstanding, has given a two-year proxy in favor of Dr. Patel to vote Mr. Morey's share of Class A common stock.

     After giving effect to conversion of these shares of Class A common stock, and assuming conversion of the preferred shares held by Dr. Patel and the Fund, there would be 38,716,693 shares of common stock and 281,956 shares of Class A common stock outstanding with Dr. Patel owning 21,449,257 shares of common stock, and 55% of the aggregate number of shares outstanding in the combined classes.

     Effective July 1996, WCNY entered into an Agreement with Bienestar, Inc. ("Bienestar"), an unconsolidated affiliate whereby Bienestar provided consulting and educational services related to wellness and integrated health services. In November 1997, the Company decided not to renew the agreement. WellCare had acquired 70% of Bienestar in 1996 and, in December 1996, sold its entire interest to Mr. Ullmann, the Company's former Chief Executive Officer and President, for $84,000. This amount was payable in three equal annual installments, commencing in November 1996, with interest at the rate of 8% per annum. In June 1999, the Company forgave the remaining unpaid balance of $56,000.

     Until the cancellation of coverage, effective November 30, 1998, the Company had reinsured at negotiated arms length premium amounts the risk of its commercial, Medicaid and Medicare Risk members with affiliated companies of Allianz Life Insurance Company of North America and subsidiaries ("Allianz"). The Company received $1,250,000 from Allianz in 1997 with respect to its previous contribution commitment to WellCare University. RWM Management Company, Inc., is a company wholly-owned by Mr. Robert Morey, the Company's former Chairman of the Board. A significant portion of the revenues earned by RWM Management Company, Inc., is associated with a long-term business relationship between Mr. Morey and Allianz.

                                     PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

I. LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

A. Financial Statements Independent Auditors' Report Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 Notes to Consolidated Financial Statements

B.   Schedules

     Schedule I - Condensed  Financial  Information of Registrant

     Schedule II - Valuation and Qualifying Accounts

C. Exhibits Required by Item 601 of Regulation S-K

     See  Index to Exhibits

II. REPORTS ON FORM 8-K.

     None

III. EXHIBITS

     See  Index to Exhibits

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of July, 1999.

                                       The WellCare Management Group, Inc.

                                       By:   /s/ Kiran C. Patel
                                             -----------------------------
                                       Name:  Kiran C. Patel
                                       Title: Chairman of the Board, President
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and, in the capacities indicated on July 19, 1999.

Signature                                 Title
---------                                 -----

 /s/ Kiran C. Patel, M.D.                 Chairman of the Board, President
----------------------------              and Chief Executive Officer
     Kiran C. Patel, M.D.

/s/ Craig S. Dupont                       Director, Vice President
----------------------------              and Chief Financial Officer
    Craig S. Dupont                       (Principal Financial and
                                          Accounting Officer)

/s/ Charles E. Crew, Jr.                  Director
----------------------------
    Charles E. Crew, Jr.

/s/ Mark D. Dean, D.D.S.                  Director
----------------------------
    Mark D. Dean, D.D.S.

/s/ Mary Lee Campbell-Wisely              Director
----------------------------
    Mary Lee Campbell-Wisely

/s/ Henry Suarez                          Director
----------------------------
    Henry Suarez

/s/ Pradip C. Patel                       Director
----------------------------
    Pradip C. Patel

/s/ Rupesh R. Shah                        Director
----------------------------
    Rupesh R. Shah

/s/ Hitesh P. Adhia                       Director
----------------------------
    Hitesh P. Adhia

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS
OF THE COMPANY:


Report of Deloitte & Touche LLP, Independent Auditors


Consolidated Balance Sheets as of December 31, 1998
and 1997


Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996


Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996


Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996


Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The WellCare Management Group, Inc.
Kingston, New York


We have audited the accompanying consolidated balance sheets of The WellCare Management Group, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1m and 20 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficit, deficiency in assets and failure to maintain 100% of the contingent reserve requirement of the New York State Department of Insurance raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 1m and 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche, LLP
---------------------
Deloitte & Touche, LLP
New York, New York
May 11, 1999

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                               December 31,        December 31,
                                                   1998                1997
                                               -----------         -----------
ASSETS
CURRENT ASSETS:
   Cash                                           $ 6,393          $ 3,368
   Short-term investments -
    available for sale                                  2              103
   Accounts receivable (net of
    allowance for doubtful
    accounts of $2,808 in 1998
    and $2,422 in 1997)                             2,240            6,802
   Notes receivable (net of
    allowance for doubtful
    accounts of $7,774 in 1998
    and $5,441 in 1997)                                56              679
   Advances to participating providers                 56            2,860
   Other receivables                                1,378            4,873
   Taxes receivable                                   284              284
   Prepaid expenses and other
    current assets                                    541              522
   Property and equipment disposed
    of in 1999                                      5,564               --
   Deferred tax asset                                  --            3,927
                                                  -------          -------
   TOTAL CURRENT ASSETS                            16,514           23,418

PROPERTY AND EQUIPMENT - net                        2,145           11,094

OTHER ASSETS:
   Restricted cash                                  5,286            5,771
   Notes receivable (net of
    allowance for doubtful accounts
    of $1,108 in 1998 and $2,655
    in 1997)                                           --              122
   Preoperational costs (net of
    accumulated amortization of
    $1,350 in 1998 and $2,562 in 1997)                 --            1,440
   Goodwill (net of accumulated
    amortization of $5,299 in 1998
    and $2,339 in 1997)                             4,431            7,391
   Other non-current assets (net of
    allowance for doubtful accounts
    of $1,376 in 1998 and $1,133 in 1997
    and accumulated amortization of
    $1,241 in 1998 and $869 in 1997)                1,563            3,302
                                                  -------          -------
   TOTAL                                          $29,939          $52,538
                                                  =======          =======


                                              December 31,          December 31,
                                                 1998                   1997
                                              ------------          ------------
LIABILITIES AND (DEFICIENCY IN ASSETS)/
 SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt           $     5,791         $       618
   Medical costs payable                            26,404              17,321
   Accounts payable                                  1,321               1,188
   Accrued expenses and other                        2,286               3,722
   Unearned income                                   6,767               5,684
                                               -----------         -----------
   TOTAL CURRENT LIABILITIES                        42,569              28,533

LONG-TERM LIABILITIES:
   Long-term debt and other                         15,078              25,856
                                               -----------         -----------
   TOTAL LIABILITIES                                57,647              54,389
                                               -----------         -----------

COMMITMENTS AND CONTINGENCIES                           --                  --

(DEFICIENCY IN ASSETS)/
 SHAREHOLDERS' EQUITY:
   Class A  common  stock ($.01 par
    value; 1,109,292 and 1,199,015
    shares authorized; 994,302
    and 1,084,025 shares issued and
    outstanding in 1998 and 1997,
    respectively)                                       10                  11
   Common stock ($.01 par value;
    20,000,000 shares authorized,
    6,567,940 and 5,228,217 shares
    issued in 1998 and 1997,
    respectively)                                       65                  52
   Additional paid-in capital                       31,612              26,624
   Accumulated deficit                             (65,884)            (34,987)
   Accumulated other comprehensive
    income                                               1                  --
   Statutory reserve                                 6,695               6,656
                                               -----------         -----------
                                                   (27,501)             (1,644)
   Less:
    Notes receivable from shareholders                   5                   5
    Treasury stock (at cost; 12,850
     shares of common stock in
     1998 and 1997)                                    202                 202
                                               -----------         -----------
   TOTAL (DEFICIENCY IN ASSETS)/
  SHAREHOLDERS' EQUITY                             (27,708)             (1,851)
                                               -----------         -----------
   TOTAL                                       $    29,939         $    52,538
                                               -----------         -----------


          See accompanying notes to consolidated financial statements.


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                Years Ended December 31,
                                         --------------------------------------

                                           1998           1997           1996
                                         --------       --------       --------
REVENUE:
     Premiums earned                    $ 142,742      $ 142,115      $ 157,156
     Administrative fee income                 21             --          1,592
     Interest and investment income         1,189          1,234          1,338
     Other income - net                       497            521          1,000
                                        ---------      ---------      ---------

         TOTAL REVENUE                    144,449        143,870        161,086
                                        ---------      ---------      ---------
EXPENSES:
     Medical expenses                     129,494        126,251        135,957
     General and
       administrative expenses             32,641         34,485         39,334
     Depreciation and
       amortization expense                 6,001          3,624          3,254
     Interest expense                       1,730          1,652          2,185
     Expenses to affiliates - net              --             --            176
                                        ---------      ---------      ---------

         TOTAL EXPENSES                   169,866        166,012        180,906
                                        ---------      ---------      ---------

LOSS BEFORE INCOME TAXES                  (25,417)       (22,142)       (19,820)
PROVISION/(BENEFIT) FOR
   INCOME TAXES                             5,441             --         (8,038)
                                        ---------      ---------      ---------

NET LOSS                                $ (30,858)    $ (22,142)      $(11,782)
                                        =========     =========       ========



LOSS PER SHARE -
     BASIC                              $   (4.36)    $   (3.52)      $  (1.87)
                                        =========     =========       ========
Weighted average shares of
  common stock outstanding                  7,081         6,299          6,296
                                        =========     =========       ========


LOSS PER SHARE -
   DILUTED                              $   (4.36)    $   (3.52)     $  (1.87)
                                        =========     =========       ========
Weighted average shares of common
 stock and common stock equivalents
  outstanding                               7,081         6,299          6,296
                                        =========     =========       ========


          See accompanying notes to consolidated financial statements.


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                       (Accumulated Accumulated
                           Class A           Additional Deficit)/     Other
                           Common    Common  Paid-in    Retained   Comprehensive
                           Stock     Stock   Capital    Earnings   Income/(Loss)
                           -------   ------  ---------  ----------  ------------
BALANCE,
DEC 31, 1995                15         48    26,371     1,233          5
Conversion of
 Class A Common
 shares to
 Common shares              (1)         1        --        --         --
Exercise of
 stock options              --         --       252        --         --
Issuance of
 treasury stock             --         --         1        --         --
Repayments/re-
 classification
 of shareholders'
 notes - net                --         --        --        --         --
Net loss                    --         --        --   (11,782)        --
Other comprehensive
(loss) - unrealized
 holding (loss)             --         --        --        --        (16)
Comprehensive
 income/(loss)              --         --        --        --         --
Transfer to
 statutory reserve          --         --        --    (1,572)        --
                      --------   --------  --------  --------   --------
BALANCE,
DEC 31, 1996                14         49    26,624   (12,121)       (11)
                      --------   --------  --------  --------   --------
Conversion of
 Class A Common
 shares to
 Common shares              (3)         3        --        --         --
Adjustment to
 treasury Stock             --         --        --        --         --
Repayments/re-
 classification
 of shareholders'
 notes - net                --         --        --        --         --
Net loss                    --         --        --   (22,142)        --
Other comprehensive
 income - unrealized
 holding gains              --         --        --        --         11
Comprehensive
 income/(loss)              --         --        --        --         --
Transfer to
 statutory reserve          --         --        --      (724)        --
                      --------   --------  --------  --------   --------
BALANCE,
DEC 31, 1997          $     11   $     52  $ 26,624  $(34,987)  $     --
                      --------   --------  --------  --------   --------


                                                      (Accumulated Accumulated
                         Class A           Additional Deficit)/       Other
                         Common    Common  Paid-in    Retained     Comprehensive
                         Stock      Stock  Capital    Earnings     Income/(Loss)
                        -------    ------  ---------  ----------   ---------
BALANCE,
DEC 31, 1997          $     11   $     52  $ 26,624  $(34,987)     $  --
Conversion of
 Subordinated
 Convertible Note
 into Common shares         --         12     4,988        --         --
Conversion of
 Class A Common
 shares to
 Common shares              (1)         1        --        --         --
Net loss                    --         --        --   (30,858)        --
Other comprehensive
 income - unrealized        --
 holding gains              --         --        --        --          1
Comprehensive
 income/(loss)              --         --        --        --         --
Transfer to
 statutory reserve          --         --        --       (39)        --
                      --------   --------  --------  --------   --------
BALANCE,
DEC 31, 1998          $     10   $     65  $ 31,612  $(65,884)  $      1
                      ========   ========  ========  ========   ========


                                                                      Total
                                                                  Deficiency in
                                            Notes                     Assets)/
                           Statutory     Receivable-    Treasury   Shareholders'
                           Reserve       Shareholders    Stock        Equity
                          -----------    ------------   --------    ------------
BALANCE,
DEC 31, 1995                 4,360           (17)          (211)        31,804
Conversion of
 Class A Common
 shares to
 Common shares                  --            --             --             --
Exercise of
 stock options                  --            --             --            252
Issuance of
 treasury stock                 --            --              4              5
Repayments/re-
 classification
 of shareholders'
 notes - net                    --            11             --             11
Net loss                        --            --             --        (11,782)
Other comprehensive
(loss) - unrealized
 holding (loss)                 --            --             --            (16)
Comprehensive                   --
 income/(loss)                  --            --             --        (11,798)
Transfer to                     --
 statutory reserve           1,572            --             --             --
                          --------      --------       --------       --------
BALANCE,
DEC 31, 1996                 5,932            (6)          (207)        20,274
                          --------      --------       --------       --------
Conversion of
 Class A Common
 shares to
 Common shares                  --            --             --             --
Adjustment to
 treasury stock                 --            --              5              5
Repayments/re-
 classification
 of shareholders'
 notes - net                    --             1             --              1
Net loss                        --            --             --        (22,142)
Other comprehensive
 income - unrealized
 holding gains                  --            --             --             11
Comprehensive                   --            --
 income/(loss)                  --            --             --        (22,131)
Transfer to                     --
 statutory reserve             724            --             --             --
                          --------      --------       --------       --------
BALANCE,
DEC 31, 1997              $  6,656      $     (5)      $   (202)      $ (1,851)
                          --------      --------       --------       --------


                                            Notes                    Assets)/
                           Statutory      Receivable-    Treasury Shareholders'
                            Reserve       Shareholders    Stock       Equity
                          -----------     ------------   --------   -----------
BALANCE,
DEC 31, 1997              $  6,656          $ (5)        $ (202)      $ (1,851)
Conversion of
Subordinated
Convertible Note
into Common shares              --            --             --          5,000
Conversion of
 Class A Common
 shares to
 Common shares                  --            --             --             --
Net loss                        --            --             --        (30,858)
Other comprehensive
 income - unrealized            --
 holding gains                  --            --             --              1
Comprehensive                   --
 income/(loss)                  --            --             --        (30,857)
Transfer to                     --
 statutory reserve              39            --             --             --
                          --------      --------       --------       --------
BALANCE,
DEC 31, 1998              $  6,695      $     (5)      $   (202)      $(27,708)
                          ========      ========       ========       ========


          See accompanying notes to consolidated financial statements.


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 YEARS ENDED DECEMBER 31,
                                          ------------------------------------

                                              1998         1997          1996
                                          ---------    ---------     ---------

CASH FLOWS FROM OPERATING
     ACTIVITIES:

Net loss                                   $(30,858)    $(22,142)    $(11,782)
Adjustments to reconcile
 net loss to net cash
 (used)/ provided by operating
 activities:
     Depreciation and amortization            6,001        3,624        3,254
     Decrease/(increase) in
    deferred taxes                            5,441           --       (1,711)
     Loss on impaired assets                  2,812           --           --
     Loss/(gain) on sale of
      assets and other                            1          103          (71)
Changes in assets and
 liabilities:
     Decrease in accounts
      receivable - net                        4,562        1,331        5,808
   Increase in medical
      costs payable                           9,083        1,356        1,935
     Decrease/(increase) in due
      from affiliates - net                      --           --          223
   Decrease/(increase) in accounts
      receivable - non-current - net            225          530         (644)
   Decrease/(increase) in other
      receivables - net                       3,328          732         (148)
     Increase/(decrease) in accounts
      payable and accrued expenses           (1,303)       1,230        1,531
     Decrease/(increase) in taxes
      receivable/payable                         --        6,885       (5,021)
  (Increase)/decrease in prepaid
      expenses and other                        (19)        (122)          19
     Increase in unearned income              1,083        1,436        1,187
     Decrease in restricted cash                485          896        1,574
   Decrease/(increase) in advances
      to participating providers              2,804         (540)         757
  (Increase) in other non-current
      assets - excluding preoperational
      costs and accounts and other
      receivables                              (205)         (89)        (983)
                                           --------     --------     --------
     NET CASH PROVIDED BY /(USED IN)
         OPERATING ACTIVITIES                 3,440       (4,770)      (4,072)
                                           --------     --------     --------


                                            YEARS ENDED DECEMBER 31,
                                     -------------------------------------

                                        1998          1997         1996
                                     ----------    ---------    ----------

CASH FLOWS FROM INVESTING
     ACTIVITIES:

Purchase of equipment                      (657)        (314)        (538)
Decrease in
 notes receivable                           745          653          613
Sale of investments                         101          811        6,841
Purchase of investments                      --           --       (6,500)
Increase in preoperational costs             --           --         (420)
Other investing activities - net              1           11          (16)
                                       --------     --------     --------
     NET CASH PROVIDED BY/(USED IN)
         INVESTING ACTIVITIES               190        1,161          (20)
                                       --------     --------     --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

Repayment of notes payable and
 long-term debt                            (605)        (898)     (15,002)
Proceeds from exercise of
 stock options                               --           --          254
Proceeds from issuance of stock
 and treasury stock - net                    --            5            3
Proceeds from notes payable and
 long-term debt                              --           --       21,239
Other financing activities - net             --            1           11
                                       --------     --------     --------
     NET CASH (USED IN)/PROVIDED BY
         FINANCING ACTIVITIES              (605)        (892)       6,505
                                       --------     --------     --------

NET INCREASE/(DECREASE) IN CASH           3,025       (4,501)       2,413

CASH,
     BEGINNING OF PERIOD                  3,368        7,869        5,456
                                       --------     --------     --------
CASH,
     END OF PERIOD                     $  6,393     $  3,368     $  7,869
                                       ========     ========     ========


          See accompanying notes to consolidated financial statements.


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

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

In October 1994, WCNY entered into contracted arrangements with a majority of its primary care physicians and specialists through contracts with the Alliances to provide health care services to WCNY's commercial and Medicaid members. Initially, each Alliance was a professional corporation that then contracted with individual primary care physicians and specialists to provide health care services. At inception, there were four Alliances with different equity owners. In 1995, the four Alliances had combined into two Alliances, with the same equity owner. Effective June 1997, the Alliances converted into IPAs by establishing new corporations. WCNY's initial agreement with each of the Alliances, for the period from October 1994 through September 1995, required payment to the Alliances based on a percentage of premium revenue for effected members. Effective October 1995, WCNY entered into three year agreements with each of the Alliances to capitate them at specified per member per month ("PMPM") rates designated to cover the cost of all health care services provided to HMO members. These agreements originally provided for periodic increases, ranging from 1% to 6% for the period from October 1995 through December 1998.

In an effort to improve the profitability of WCNY and the Alliances, WCNY entered into a letter of understanding with the Alliances in September 1996 to restructure its capitation arrangements. Pursuant to the terms of the restructured arrangement, WCNY reassumed the risk for certain previously capitated services, and reduced the capitation rate paid for certain services which continued to be provided by the IPAs. WCNY capitated the Alliances for physician services, both primary care and specialty services, on a PMPM basis for each HMO member except for physician services in the areas of certain diagnostics and mental health substance abuse, which WCNY capitated through contracts with certain other regional integrated delivery systems.

Each Alliance/IPA, in turn, capitates its Alliance/IPA primary care physician from the monthly payments received from WCNY with a fixed monthly payment for each HMO member designating the Alliance/IPA physician as their primary care provider, retaining and allocating the balance to a group risk pool for payment to specialists. Specialists are compensated on a fee-for-service basis by each Alliance/IPA which disburses payments to these specialists. To the extent the risk pools are insufficient to cover the specialists' fees, the amounts paid to the specialists as a group can be proportionately reduced, up to a maximum of 30%. To the extent the risk pools are still insufficient to cover the specialists' fee after a maximum reduction, a portion of the capitation payments to primary care physicians can be withheld to cover the specialists' fees after the reduction. Primary care physicians and specialists are furnished with periodic utilization reports and the IPAs' accounts are reconciled periodically.

In April 1998, WCNY entered into service agreements with four IPAs wholly owned by Primergy, Inc. ("Primergy") (see Note 5). These agreements amended and restated the prior agreements with two professional corporations managed by Primergy. Consistent with the prior agreements, the new agreements grant the IPAs the exclusive right to contract with primary care physicians in a six county geographic region in the mid-Hudson Valley. The term of the agreements is ten years, subject to earlier termination under certain conditions, including following a failure of the parties to renegotiate rates in the event that a potential investor (the "Investor") did not exercise its right to acquire
Primergy. In July 1998, following expiration of the Investor's option to purchase Primergy, WCNY notified Primergy of its intent to renegotiate rates. If a new agreement is not reached within 120 days after June 30, 1998, either the Company or the respective IPA can thereafter exercise its option to terminate the contract. The parties continue to negotiate the terms of the new agreement and there can be no assurance that the contracts will be successfully renegotiated and not terminated by either the Company or the respective IPAs.

In October 1998, WCNY entered into a service agreement with a fifth IPA owned by Primergy to provide non-exclusive service in the Capital District region. Subsequently, the Company entered into discussions with Primergy and another potential investor ("New Investor") whereby the New Investor expressed an interest in acquiring Primergy, repaying certain of the debt owed to the Company by Primergy, amending certain terms of the IPA service agreements, and obtaining the right to manage certain aspects of WCNY's business relating to its relationships with the IPAs owned by Primergy. These discussions have not resulted in the consummation of any transaction involving the Company, nor can there be any assurance that a transaction will be consummated in the future.

In January 1999, WCNY amended the service agreements with the IPAs owned by Primergy to add Medicare risk as a product for which the IPAs would arrange for the provision of physician primary care and specialty services and certain other agreed upon health care services.

WellCare of Connecticut, Inc. ("WCCT"), a wholly-owned subsidiary of WCNY, operates as an IPA model HMO in the state of Connecticut. Under this type of arrangement, agreements are entered into with IPAs and PHOs and individual physicians for the provision of all medical care to WCCT's enrollees for a specified fee for services rendered. WCCT is approved to operate State-wide in Connecticut.

WCNY and WCCT are collectively referred to as the "WellCare HMOs."

WellCare Administration, Inc. ("WCA") (formerly Agente Benefit Consultants, Inc. ("ABC")) is a wholly-owned subsidiary that administers the Company's pharmacy, vision care, dental care and other specialty care benefit programs as stand-alone products to self-insured employer and other groups.

WellCare Development, Inc. ("WCD") is a wholly-owned subsidiary formed to acquire, own and develop real estate.

WellCare Medical Management, Inc. ("WCMM"), is a wholly-owned subsidiary formed to provide managerial, administrative and financial services to physicians. The assets and certain liabilities were sold in June 1995 (see Note 5) and WCMM is dormant.

WellCare  University  ("WCU"),  a division of WellCare,  was formed to focus on:
strategic planning, training and research and development for WellCare and others within the managed care/health care arena. WCU's operations were eliminated during 1997 and WCU is dormant as of December 31, 1998. Bienestar, Inc. ("Bienestar"), was an unconsolidated affiliate until December 17, 1996, at which time WellCare sold its interest in Bienestar to the Company's former Chief Executive Officer and President. In July 1996, WCNY entered into an agreement for Bienestar to provide consulting and educational services regarding wellness and integrated health services. The Company terminated its arrangement with Bienestar in November 1997.

b. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

c. Revenue Recognition - Premiums from subscribers are recorded as income in the period that subscribers are entitled to service. Premiums received in advance are deferred. Subscriber premiums, for both WCNY and WCCT, are determined on an annual basis using community rating principles as required by the Insurance Department of each state. Although the rate filing requests and approval process are performed on an annual basis, the HMOs are allowed to contract with subscribers throughout the year based upon a "guaranteed" rate which incorporates an estimated community rate. The WellCare HMOs are required to remit or collect any difference between the community rate ultimately approved and the guaranteed rate in the subsequent twelve-month contract period. In connection with its biennial audit, The New York State Insurance Department ("NYSID") determined that WCNY was not in compliance with the requirement to settle these differences within twelve months (see Note 20). Accounts receivable include approximately $198,000 and $729,000 at December 31, 1998 and 1997, respectively, which represented the excess of subscriber premiums accrued based on approved community rates over amounts actually billed under guaranteed rates, net of an allowance for doubtful amounts of approximately $1,376,000 and $1,133,000, respectively. Approximately $225,000, has been classified as non-current at December 31, 1997 (see Note 10).

Administrative and management fees received in advance are deferred and recognized as income over the period in which services are rendered.

Accounts receivable, other receivables, notes receivable and other non-current assets are reported net of reserves for doubtful accounts of approximately $15,023,000 and $12,788,000 at December 31, 1998 and 1997, respectively.

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

e. Reinsurance - The WellCare HMOs insure excess loss for health care claims under policies with a reinsurance company. Premiums for these policies are reported as medical expense and insurance recoveries are recorded as a reduction of medical expense. Under the excess loss reinsurance policies, recoveries are made for annual claims of each enrollee or each covered dependent of each enrollee in excess of the deductible established in the policy, subject to certain limitations. Effective December 1, 1998, the deductibles for commercial, Medicaid and Medicare Full-Risk products are $85,000, $115,000, and $100,000, respectively. From November 1995 through October 1996, the deductible for commercial health care claims was $115,000 decreased to $85,000 in November 1996.

Effective September 1995, WCNY initially reinsured a portion of its Medicare Full Risk program with a reinsurance company under a quota share agreement and, effective November 1996, supplemented this agreement with a separate excess loss reinsurance policy. Effective for 1998, the quota share arrangement with its reinsurer was terminated.

Effective August 1996, WCNY's Medicaid claims were covered under an excess loss reinsurance policy. Previously, this coverage had been provided by New York State.

Reinsurance premiums charged to medical expenses in the accompanying consolidated financial statements amounted to approximately $573,000, $585,000, and $560,000, in 1998, 1997, and 1996, respectively. Reinsurance recoveries of approximately $563,000, $1,747,000, and $524,000, in 1998, 1997, and 1996,
respectively, have been recognized as a reduction in medical expenses.

Included in other receivables at December 31, 1998 and 1997, were amounts recoverable from the reinsurers of approximately $354,000 and $2,687,000, respectively.

f. Short-term Investments - The Company has determined that the securities included in short-term investments might be sold prior to maturity to support its cash requirements. Such investments have, therefore, been classified as available for sale. The basis for available for sale securities is market value.

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

i. Preoperational Costs - Preoperational costs, which include service area and product line expansion costs, consist of certain incremental separately identifiable costs directly associated with building a provider base of network physicians in service areas in which the Company is applying for licensure and expanding the Company's Medicare managed care program. Such costs are deferred until the related licensure approval is received at which time the costs are amortized on a straight-line basis over a 36-month period. Preoperational costs are reported net of accumulated amortization. Effective December 31, 1998, the Company expensed all previously unamortized preoperational costs.

j. Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities and is amortized on the straight-line method over a 15-year period.

The Company evaluates the recoverability of goodwill by monitoring, among other things, reenrollment trends of membership acquired as well as the inherent profitability of such membership as determined in connection with annual rate filings. As a result of its evaluation, and in light of the June 1999 transaction with an unrelated party (see Note 24b), the Company increased 1998 amortization approximately $2,323,000 to reduce the remaining unamortized goodwill to its net realizable value.

k. Advertising Costs - Advertising costs, which include costs for certain marketing materials and development/implementation of public relations and marketing campaigns, are expensed as incurred. Advertising costs expensed in 1998, 1997, and 1996, were approximately $978,000, $2,226,000, $2,046,000, respectively.

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

At December 31, 1998, the Company had a working capital deficiency of $26.1 million, excluding the $5.3 million cash reserve required by New York State which is classified as a non-current asset, compared to a working capital deficiency of $5.1 million, excluding the $5.8 million cash reserve, at December 31, 1997. The working capital deficiency is attributable primarily to the cash operating losses incurred by the Company during 1996, 1997 and 1998. In March 1998, the Company engaged Bear, Stearns & Co. Inc., to assist the Company in exploring its strategic opportunities. This could include joint venture, merger or sale of all or a portion of the Company.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The auditors' report states that "the Company's recurring losses from operations, working capital deficit, deficiency in assets, and failure to maintain 100% of the contingent reserve requirements for the New York State Department of Insurance raise substantial doubt about its ability to continue as a going concern."

In May 1999, the Company agreed to a number of significant transactions, which were consummated in June 1999 (Note 24). Management believes that the consummation of these transactions will improve ongoing WellCare's ability to continue as a going concern.

n. Stock-Based Compensation - The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which defines a fair value method of accounting for the issuance of stock options and other equity instruments, effective for fiscal years beginning after December 15, 1995. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS 123, companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", ("APB 25")but would be required to disclose in a note to the consolidated financial statements pro forma net incomes, and per share amounts as if the company has applied the new method of accounting. The Company has elected to continue to account for such transactions under APB 25 and disclose per SFAS 123 the pro-forma effects (See
Note 16).

o. Earnings Per Share - Net income/(loss) per share - Basic is computed using weighted average number of common shares outstanding for the applicable period. Net income/(loss) per share - Diluted is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts of including equivalents would be anti-dilutive.

p. Current Accounting Pronouncements - In April 1998, the FASB adapted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5") which requires that costs previously capitalized as start-up will be expenses as incurred. SOP No. 98-5 becomes effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. Management does not expect the adoption of SOP No. 98-5 to have a material effect on the Company's consolidated financial statements.

During 1998, the FASB issued Statement of Financial Accounting Standards (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", and (SFAS No. 134), "Accounting for Mortgage-Backed Securities." The Company does not expect the adoption of these new accounting pronouncements to have a material effect, if any, on its financial condition or results of operations.

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

r. Reclassifications - Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

2. PREMIUM REVENUE

a. In 1998, the Company reduced premium revenue approximately $1.2 million to reflect retroactive Medicaid premium revenue adjustments attributable to fiscal 1997 ($0.4 million) and fiscal 1996 ($0.8 million). Approximately $0.8 million is for rate adjustments; the additional approximately $0.4 million is an adjustment of the estimates recorded in prior periods for the collectibility of premiums under the guaranteed enrollment provisions afforded to Certified Medical Plans.

b. Effective January 1, 1999, WCNY did not renew Medicare Risk contracts in four counties in New York. The Medicare Risk enrollment in these counties was approximately 4,000.

3. MEDICAL EXPENSE

a. Medical expense includes estimates for IBNR based on a number of factors, including hospital admissions data and prior claims experience; adjustments, if necessary, are made to medical expenses in the period the actual claims costs are ultimately determined. The Company believes the IBNR estimates in the consolidated financial statements are adequate; however, there can be no assurances that actual health care claims will not exceed such estimates.

In 1998, the Company recorded medical expense of approximately $3.7 million relating to 1997 ($3.5) and 1996 ($0.2) medical claims in excess of the IBNR estimates previously recorded. In 1997, the Company recorded medical expense of approximately $1.9 million for 1996 medical expenses in excess of the IBNR estimates previously recorded.

b. In April 1998, NYSID announced the distribution of approximately $110 million in accumulated New York State market stabilization pool funds to health plans to help offset losses resulting from adverse selection of its products by high cost enrollees. These pools had been established five years ago to reimburse health plans that covered a higher than average number of sick people. The surplus relates to the years 1993 to 1996. WCNY recorded an $800,000 reduction in medical expense in 1998, with a corresponding reduction in liability to the New York State demographic pool. As part of this distribution, NYSID indicated its intent to limit 1998 individual and small group rate increases to less than ten percent (10%).

c. During 1997, the Company expensed approximately $1.7 relating to NYSID's audit of the New York State market stabilization pool for the audit years 1993, 1994 and 1995 and for additional amounts due for the year 1996.

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

The Company subsequently restated its 1994 consolidated financial statements to reflect the higher medical expenses, and established a medical expense accrual. As there were no specific accounts payable by the Company, this accrual is being reduced concurrently with the pay down of the bank loans, with a simultaneous reduction in medical expense. A reduction of medical expense of approximately $435,000 and $2,423,000 was recorded in 1997 and 1996, respectively. The remaining principal balance, which is in default, is approximately $116,000 at December 31, 1998.

The Company's ability to reduce future medical expense by the remaining $116,000 is contingent on this amount being paid.

e. WCNY had arrangements with several medical practices (the "medical sites") owned by the principal shareholder of Primergy (see Note 5) for the promotion of WCNY's access to primary care medical services at these medical sites. WCNY had made advances to the practices ($150,000 in 1997, $2,388,763 in 1996 and $710,000 in 1995), and as a result of operating losses at the practices and the uncertainty of their ability to repay these advances, WCNY had previously fully reserved these receivables.

During the second half of 1997, the principal shareholder of Primergy entered negotiations to sell these medical sites to unrelated third parties. Due to the continuing losses at these medical sites and their importance in providing medical services to a significant number of WCNY members, WellCare determined that it was in the best interests of WCNY's members and WellCare to continue to subsidize the medical sites to avoid service disruptions to WCNY's members. As a result, WellCare made additional advances to these medical sites, to meet operating expenses, of approximately $583,000 in the second half of 1997, and approximately $166,000 in the first quarter of 1998, which amounts have been expensed in 1997 and 1998, respectively, as bad debt expense. The medical sites were subsequently sold in 1998 and 1999.

As of December 31, 1998, WCNY also has unpaid notes receivable from these medical sites of approximately $1,417,000, which have also been fully reserved (see Note 9).

f. The Alliances described in Notes 1a and 19a commenced operations in 1994. Based on information provided to the Company by the Alliances/IPAs, the Alliances/IPAs have operated at an accumulated deficit, from inception through December 31, 1998, of approximately $15 million, although the Alliances/IPAs have instituted measures designed to reduce this deficit, and achieve profitability. The deficit is the result of medical expense obligations assumed from WellCare upon the formation of the Alliances, actual and estimated but not yet incurred medical losses in excess of the amounts initially estimated, and operating losses. The Alliances/IPAs have financed the deficit through a combination of borrowings from Primergy and the Investor referred to in Note 5; lags inherent in the receipt, adjudication and payment of claims; and the deferral of claim payments to providers. In addition, a $3,000,000 bank line-of-credit was entered into by Primergy in December 1995, which was guaranteed by the former Chairman of the Board of Directors, Chief Executive Officer and President in his personal capacity.

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

Management of the Company does not believe that such additional financial or increased contractual capitation rates should be required by the Alliances/IPAs and has no intention to agree to such terms if requested by the Alliances/IPAs beyond the contractual increases described in Note 1a. However, as outlined in
Note 3g, the Company agreed to record charges to medical expense based on the instructions of NYSID.

g. In connection with a comprehensive review of its arrangements with the Alliances, NYSID accelerated its normal statutory audit of WCNY. In 1996, NYSID instructed the Company to assume certain medical expenses of prior periods and to assume responsibility for unpaid inpatient hospital claims at June 30, 1996, which had been contractually assumed by the Alliances. This resulted in additional medical expense in 1996 of approximately $3.7 million. NYSID instructed the Company to record additional medical expense for medical claims for the period prior to October 1, 1994, which had been contractually assumed by the Alliances. This resulted in additional medical expense of $2.9 million in 1996. Both of these changes represent obligations which had previously been assumed by the Alliances.

4. ACQUISITION OF MANAGED CARE ADMINISTRATORS, INC.

In March 1995, the Company acquired the assets and assumed certain liabilities of MCA, a company engaged in managing a network of primary care physicians who provide health care services to Medicaid recipients in New York City. Part of the purchase price was an annual payment to MCA, equal to twenty percent (20%) of the pre-interest, pre-tax income generated by the acquired assets. There was no earn out in any of the years subsequent to the purchase and, in 1998, the Company paid MCA $75,000 in settlement of any future payments.

5. SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

In June 1995, the Company contributed approximately $5.1 million to its wholly-owned subsidiary, WCMM, which was then engaged in managing physician practices, and then sold the assets of WCMM for cash of $.6 million and a note receivable of $5.1 million. The buyer, Primergy, Inc.("Primergy"), which had been newly formed to acquire WCMM, is in the business of managing medical practices and providing related consultative services, and entered into agreements to manage the Alliances. The Company also received a five-year option to acquire Primergy, which option was canceled in 1996. The note receivable bears interest at a rate equal to prime plus 2% (9.75% at December 31, 1998), with interest payable monthly through July 31, 2000. Primergy has paid only interest through January 1996 (see Note 7).

The Company also advanced $3.4 million to Primergy ($.6 million in 1997, $2.1 million in 1996 and $.7 million in 1995) for operating expenses and unpaid interest, which obligations are documented by notes of $215,000 and $2.1 million and interest receivable of $1.1 million. The note for $215,000, which is dated February 26, 1996, bears interest at a rate equal to prime plus 2% (9.75% at December 31, 1998) and was due December 31, 1996. No payments of principal have been made on this note, nor payments of interest beyond May 1996.

In February 1997, Primergy executed the promissory note for $2.1 million, bearing interest at the rate of prime plus 2% (9.75% at December 31, 1998), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below (no interest has been paid on this obligation). Subsequently, in February 1997, Primergy entered into an Option Agreement with a potential investor (the "Investor"), whereby the Investor loaned Primergy $4,000,000 and received an option to merge with Primergy, exercisable through June 30, 1998. Concurrently, WellCare entered into an agreement with Primergy whereby WellCare agreed to forebear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the common stock of the company if the Investor were to exercise its option to merge and immediate repayment of the $2.1 million note upon effectiveness of such merger. At June 30, 1998, the Investor's option to merge expired without being exercised. As a result forbearance of the debt has been rescinded and the original payment terms of the $5.1 million note reinstated. Primergy is obligated to continue paying monthly interest on the $2.1 million note with principal payments over a thirty-six month period, commencing July 1, 1998. Primergy has not made any of the principal or interest payments due under the $2.1 million note. The notes are subordinated to the Investor's security interest.

In view of Primergy's operating losses and advances to the Alliances, the Company had obtained from certain of Primergy's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. In April 1997, the Company's Board of Directors agreed to release these guarantees and related collateral pledged by the guarantors to secure the guarantees in exchange for Primergy's stock options that such guarantors originally received from Primergy and a release from the guarantors for any potential claims against WellCare associated with the transactions. In view of Primergy's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and Primergy's default on the payments of the notes, the Company had fully reserved in 1995 the original $5.1 million note receivable, plus the $.7 million advanced in 1995. In 1996, the Company established an additional net reserve of $1.9 million for the $215,000 note, interest accrued on the notes, and advances receivable, net of the deferred gain of $144,000 on the original sale. In 1997, the Company established a reserve of $.8 million for 1997 accrued interest not paid by Primergy and for advances made in 1997. In 1998, the Company established a reserve of $.8 million for 1998 accrued interest not paid at December 31, 1998. All amounts due to the Company from Primergy, net of the deferred gain on the original sale, are fully reserved.

In February 1999, the Company entered into a letter of intent to settle its outstanding indebtedness with Primergy and to amend the five IPA service agreements with the IPA's owned by Primergy. A transaction was not consummated.

6. SHORT-TERM INVESTMENTS

The value of short-term investments is as follows:

                                              Gross
                                       ----------------------
                                       Unrealized  Unrealized
                                                                    Market
                                 Cost       Gains      Losses        Value
                           ----------   ---------  ----------    ---------
At December 31, 1998-

Equity securities               1,264         787          --     $  2,051
                             --------    --------    --------     --------

TOTAL                        $  1,264    $    787    $     --     $  2,051
                             ========    ========    ========     ========

At December 31, 1997:

Fixed income securities -
  States and
   municipalities            $101,587    $     --    $   (813)    $100,774

Equity securities               1,449       1,073          --        2,522
                             --------    --------    --------     --------

TOTAL                        $103,036    $  1,073    $   (813)    $103,296
                             ========    ========    ========     ========


7. OTHER RECEIVABLES

Other receivables at December 31, 1998 and 1997 consist of the following (in thousands):

                                               1998           1997
                                         ----------     ----------
Current portion of:
  Receivable from third-party
    insurers                                 $  154         $  112
  Reinsurance receivable                        354          2,687
  New York State Pools receivable               433            377
  Pharmacy rebate receivable                    188            524
  Contributions receivable - WCU                 24            640
  Interest receivables from Primergy
    (Note 5) - net of allowance
    for doubtful accounts of $1,957
    and $1,137                                   --             --
  Other                                         225            533
                                             ------         ------
TOTAL                                        $1,378         $4,873
                                             ======         ======

8. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 and 1997, consists of the following (in thousands):

                                               1998            1997
                                        -----------    ------------

Land                                        $   888         $   888
Land improvements                               448             448
Buildings and building improvements           6,389           9,189
Leasehold improvements                          444             434
Computer equipment                            5,613           5,118
Furniture, fixtures and equipment             1,685           1,545
                                            -------         -------
                                             15,467          17,622

Less accumulated depreciation                 7,758           6,528
 and amortization                                --              --
                                              7,709          11,094

Less amounts classified as
 current                                      5,564              --
                                            -------         -------
TOTAL                                       $ 2,145         $11,094
                                            =======         =======

In June 1999, the Company agreed to transfer ownership of certain real property to the mortgagees of those properties in consideration of the mortgagees relieving the Company of any liability for any deficiency between the amount of the mortgage balances and the value of the property (see Notes 12 and 24). In 1998, the Company recorded a loss on impairment of assets of approximately $2.8 million, with a corresponding reduction in buildings and building improvements, to adjust the net carrying value of the assets to the amount of the mortgage balances. At December 31, 1998, the adjusted net carrying value of the mortgaged assets, and the corresponding mortgage balance, have been classified as current.

Included in computer equipment and furniture, fixtures and equipment is equipment financed through capital leases aggregating approximately $2,574 at December 31, 1998 and 1997, respectively. Accumulated amortization relating to assets financed through capital leases was approximately $2,272 and $2,016 at December 31, 1998 and 1997, respectively.

9. NOTES RECEIVABLE

Notes receivable of approximately $1,417,000 and $1,370,000 at December 31, 1998 and 1997, respectively, represent advances made to six medical sites to enhance WCNY's provider network (see Note 3e). The notes are collateralized by first liens on all cash, accounts receivable, inventory, and all office and medical equipment owned by each of the medical sites. The notes require monthly principal and interest payments, at a rate of 7.5% per annum and mature on January 1, 2001. As no payments have been received since March 1997, a reserve of $793,000 in 1998 and $624,000 in 1997 was established for unpaid principal and interest and, at December 31, 1998, the notes are fully reserved. The owner of the medical sites sold the practices in 1998 and 1999, with the proceeds in escrow. The net proceeds, if any, from such sales will be used to repay the notes.

10. OTHER NON-CURRENT ASSETS

Other non-current assets at December 31, 1998 and 1997, consist of the following (in thousands):

                                          1998           1997
                                    ----------     ----------
Capitalized costs incurred in
    connection with placement
    of subordinated convertible
    note - net                          $  624         $  743

Long term portion of:
  Receivables from third-party
    insurers                               616            449
  Deferred taxes - net                      --          1,514
  Accounts receivable - net                 --            225

Deposits and other - net                   323            371
                                        ------         ------
TOTAL                                   $1,563         $3,302
                                        ======         ======


11. LIABILITY FOR MEDICAL COSTS PAYABLE

Activity in the medical costs payable liability is summarized as follows:

                                       1998             1997
                                       ----             ----
                                           (in thousands)

Balance, beginning of year         $ 17,321         $ 15,965

Incurred related to:
  Current year                      126,137          122,367
  Prior years                         3,357            3,884
                                   --------         --------
Total incurred                      129,494          126,251
                                   --------         --------


Paid related to:
  Current year                      100,663          107,075
  Prior years                        19,748           17,820
                                   --------         --------
Total paid                          120,411          124,895
                                   --------         --------

Balance, end of year               $ 26,404         $ 17,321
                                   ========         ========
-------------------

The liability for accrued medical costs payable includes management's estimate of amounts required to settle known claims, claims which are in the process of adjudication and claims incurred but not reported ("IBNR.")

The 1998 medical expenses include a $3.7 million charge for adverse development relating to 1997 and 1996 medical claims and a credit of $0.8 million for the New York State distribution of surplus market stabilization pool funds relating to years 1993 to 1996 (see Note 3b).

The 1997 medical expenses include a $2.5 million charge for adverse development relating to 1996 medical claims and a $1.7 million charge for the estimated liability related to NYSID's audit of the 1993-1995 demographic pool and the 1996 demographic pool (see Note 3c) and a $0.4 credit relating to the 1994 restatement (see Note 3d).

12. LONG-TERM DEBT

Long-term debt, at December 31, consists of the following:

                                                 1998                    1997
                                           ---------------         ------------
                                                      (in thousands)

Subordinated Convertible Note
  The 1818 Fund II, L.P.;
  principal due December 31, 2002;
  interest at 8% per annum,
  payable quarterly (see Note 13).           $   15,000             $    20,000

Mortgage  Payable  - Key Bank of
  New  York;  $4,610,000;  interest
  at base rate (7.75% at December 31,
  1998);  payable  monthly with a balloon
  of $3,574,000 due January 1, 2000.
  Secured by real estate, buildings,
  fixtures and assignment of all leases.          3,834                   4,060

Mortgage Payable - Key Bank of
  New York; first mortgage of
  $862,500; interest at base rate
  (7.75% at December 31, 1998); payable
  monthly with a balloon of $631,000
  due March 1, 2000.  Secured by property
  located in Saugerties.                            699                     748

Mortgage Payable - Premier National
  Bank; first mortgage of $820,000;
  interest at 7.25%; balloon
  payment of $727,000 due February
  1, 1999.                                          731                     755

Mortgage Payable - Premier National
   Bank; first mortgage of
  $335,000; interest at prime rate (7.75%
  at December 31, 1998); payable monthly
   with a balloon of $260,500 due
   March 1, 2001.                                   300                     314

Capitalized Lease  Obligations;
  due through 2002; monthly payments
  ranging from $3,100 to $9,100 with
  interest ranging from 6.5% to 10.9%;
  secured by equipment                              298                     593
                                            -----------              ----------
Total debt                                       20,862                  26,470

Less current portion                              5,791                     618
                                            -----------              ----------
Long-term portion                           $    15,071              $   25,852
                                            ===========              ==========

     In July 1997, Key Bank (the "Bank") notified the Company that it considered the Company not in compliance with the Target Loan to Value Ratio provided for in two of its mortgages, with outstanding balances, at that time, of approximately $4.9 million (approximately $4.5 million at December 31, 1998.) According to the Bank's calculations, the outstanding Loan Amount exceeded the corresponding Lendable Property Value, as defined, based on appraisals prepared for Key Bank, by approximately $1.7 million. The Bank had requested that the Company either reduce the outstanding obligation, or provide additional collateral for $1.7 million, otherwise the Bank would consider the Company in default of the mortgage notes. A default would require the Company to pay a higher interest rate on the outstanding obligations, among other potential penalties. The Company disagreed with the Bank's valuation methodology and informed the Bank of this disagreement.

At December 31, 1998, the Company is not in compliance with certain financial covenants contained in the loan documents.

The Bank has expressed a willingness to pursue a resolution, and has not exercised its rights or remedies. The Company is and has been current in the payments of its obligations with the Bank. Although there can be no assurances that the Bank will grant the Company a waiver, the Company continues to classify the debts in accordance with their original terms in anticipation of a waiver.

In June 1999, the Company reached separate settlements with the Bank and Premier National Bank ("Premier"), whereby the Company agreed to transfer ownership of the mortgaged properties to the Bank and Premier, respectively, in settlement of the outstanding mortgages (see Notes 8 and 24d).

Maturities of long-term debt (in thousands), as of December 31, 1998, excluding capital lease obligations, future minimum lease payments under capital leases, and the aforementioned settlement of the mortgages, for each of the next five years are as follows:

                                                                        Future
                                                              Minimum
                                     Long-term                 Lease
                                        Debt                  Payments
                                    ----------                --------
Year:
----

   1999                                 1,433                      227
   2000                                 4,263                       67
   2001                                   267                       20
   2002                                15,000                       --
   2003                                    --                       --
   Thereafter                              --                       --
                                      -------                  -------

                                       20,963                      314
Less amount
   representing interest                  399                       16
                                      -------                  -------
                                      $20,564                 $    298
                                      =======                  =======

13. SUBORDINATED CONVERTIBLE NOTE

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

The remaining $15 million principal is payable on December 31, 2002. Interest was initially at the rate of 6% per annum, amended in 1997 to 5.5% per annum, and amended in 1998 to 8% per annum, and is payable quarterly, The Note is subordinated to all senior indebtedness. The Company is in arrears of the January 1 and April 1, 1999 interest payments of $300,000 each, and is also in default of certain provisions of the Note. The Company continues to classify the Note as long term as it is currently negotiating the conversion of the $15 million obligation into equity.

The Note is subject to certain mandatory redemption at the option of the Fund upon a Changes in Control (as defined in the Note) of the Company. The redemption price was initially equal to 115% of the principal amount of the Note, amended to 130% by the 1997 Amendment and to 150% by the 1998 Amendment, together with all accrued and unpaid interest. If a Change of Control occurs within 24 months of a redemption of the Note, the Company may also be required to pay the Fund an amount equal to 50% of the principal amount of the redeemed Note. Under certain conditions, the Note is redeemable at the option of the Company on or after January 19, 2000.

After the 1998 Amendment, the Fund has the right to convert the outstanding principal into shares of common stock of the Company at a conversion price of $8 per share, subject to the anti-dilution adjustment. Previously, pursuant to the 1997 Amendment, the conversion price had been $10.37 per share, subject to adjustment for certain dilutive events. Initially, the conversion price was $29 per share. The conversion price granted to the holder of the Note is adjusted, if the Company issues shares of its common stock or options, warrants or other rights to acquire shares of common stock of the Company at a price per share less than the current market price, or the conversion price at the time.

Pursuant to the terms of the Note, in January 1996, the Company caused one vacancy to be created on its Board of Directors and caused a designee of the Fund to be appointed to the Board. Under the 1997 Amendment, as of February 28, 1997, the Company caused one vacancy to be created on its Board of Directors and a second designee of the Fund to be appointed as a director. Both designee resigned as directors, effective January 20, 1999.

As part of the 1998 Amendment, the Fund agreed to waive any existing defaults known to it at that time. The Company also had the right to purchase one half of the shares of the common stock and the debt held by the Fund, for $12 million plus accrued interest, if consolidated earnings before taxes were positive for either the second or third quarter of 1998. The Company reported a consolidated loss before taxes for each of these quarters.

In June 1999, the Fund converted the $15 million Note, plus accrued and unpaid interest of approximately $0.7 million, into newly authorized senior convertible preferred stock (Series B) of the Company. The preferred stock is non-voting and is subject to mandatory conversion (subject to regulatory approval) into 10,000,000 shares of WellCare's common stock upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares from 20 million to 75 million (see Note 24).

14. INCOME TAXES

The (benefit)/provision for income taxes (in thousands) consists of the following:

                             YEAR ENDED DECEMBER 31,
                      --------------------------------------

                          1998              1997           1996
                      --------          --------         --------
Current:
   Federal            $     --          $     --         $ (6,388)
   State                    --                --               62
                      --------          --------         --------

                      $     --          $     --         $ (6,326)
                      ========          ========         ========

Deferred:
   Federal            $     --          $     --         $   (351)
   State                    --                --           (1,361)
                      --------          --------         --------

                      $     --          $     --         $ (1,712)
                      ========          ========         ========

A reconciliation of the Federal statutory rate to the Company's effective income tax rate is as follows:


                                                 YEAR ENDED DECEMBER 31,
                                    --------------------------------------

                                   1998            1997             1996
                               --------        --------         --------

Federal statutory rate             34.0%           34.0%            34.0%
State income taxes -
 Net of federal benefit             6.4             6.4              6.6
                               --------        --------         --------

Effective rate                     40.4%           40.4%            40.6%
                               ========        ========         ========

At December 31, 1996, the Company recorded a deferred tax asset of approximately $5.4 million giving recognition to the tax benefit of reversing temporary differences and net operating loss carryovers ("NOL"). No valuation allowance was established for the deferred tax asset since realization was determined by management to be more likely than not based upon the Company's internal budget. The amounts of these NOLS, related to state tax benefits, are approximately $897 and $129 for New York and Connecticut, respectively. Additionally, the maximum utilization period for these NOLS is fifteen (15) and five (5) years for New York and Connecticut, respectively.

Continuing operating losses during 1998 and 1997 resulted in additional deferred tax benefits of approximately $8.7 and $7.8 million, respectively. The ability to realize the tax benefits associated with these losses is dependent upon the Company's ability to generate future taxable income from operations and/or to effectuate successful tax planning strategies. Although management believes that profitable operations may be achieved in the future, in view of their size and length of the expected recoupment period, the Company provided a 100% valuation allowance in 1998 and 1997, respectively, with respect to the deferred tax assets for 1998 and 1997.

Management had not provided a valuation allowance for the 1996 deferred tax assets as of December 31, 1997, in the belief that it was more likely than not that the deferred tax assets would be realized as a result of future taxable income from operations through reductions in the cost of medical services, improved medical utilization controls, reductions in administrative expenses, increases in enrollment and/or the successful implementation of tax strategies. Further, at such time the Company had engaged Bear, Stearns Co. Inc., to review available strategic alternatives. The successful completion of a transaction could have been a source of future taxable income.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred tax balance as of December 31, 1998 and 1997 are as follows:

                                                        December 31,
                                             -------------------------------
                                                1998                 1997
                                             ----------           ----------
                                                      (in thousands)
Deferred tax assets:
   Accounts and other
    receivables - bad
    debt reserves                           $     6,070           $    5,167
   Other                                             47                   61
   Net operating loss carry forward
      Federal                                    12,486                7,434
      State                                       3,623                1,466
                                             ----------           ----------
  Total                                          22,226               14,128
                                             ----------           ----------
Deferred tax liabilities:
   Depreciable assets                               258                  258
   Capitalized pre-
     operational costs                               --                  588
                                             ----------           ----------
  Total                                             258                  846
                                             ----------           ----------
   Net before valuation allowance                21,968               13,282
   Less: valuation allowance                     21,968               (7,841)
                                             ----------           ----------
Net deferred tax asset                       $      -0-           $    5,441
                                             ==========           ==========

The Company's effective tax rate during 1998, 1997 and 1996 was 40.4%, 40.4%, and 40.6%, respectively. The fluctuation in the effective rate is primarily attributable to the amount of nondeductible expenses and tax exempt income, and the reduction in 1997 of the New York State tax surcharge.

15. COMMON STOCK

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

In January 1998, The Fund agreed to convert $5 million of the Company's Note into 1,250,000 shares of the Company's common stock (see Note 13).

The Company has 1,000,000 shares of preferred stock authorized, no shares issued.

An aggregate of 900,000 shares of common stock are reserved under the Company's 1993 Incentive and Non-Incentive Stock Option Plan (the "Plan"). In addition, an aggregate of 650,000 shares of common stock are reserved under the Company's 1996 Non-Incentive Executive Stock Option Plan.

16. STOCK OPTIONS

During 1998, 1997 and 1996, the Company granted stock options to certain individuals to purchase common stock at the fair market value of the stock on the date of the grant. Following is a summary of the transactions:

                                                          SHARES UNDER OPTION
                                                 -------------------------------
                                             1998           1997       1996
                                           --------       --------   --------

Outstanding,
 beginning of year                         650,179        556,455    388,012

Exercised during the year                       --             --    (20,398)

Terminated during the year                (275,438)      (106,368)  (148,159)

Granted during the year                    224,000        200,092    337,000
                                           -------        -------    -------
Outstanding, end of year                   598,741        650,179    556,455
                                           =======        =======    =======
Eligible, end of year, for                 463,005        338,921    175,938
 exercise currently                        =======        =======    =======

Option price per share                 $1.25-$24.50  $3.01-$24.50 $7.22-$24.50

In December 1997, the Company amended the exercise price on the 200,000 options previously granted to the President in 1996, from $10.125 to $3.01 per share. In September 1997, the Company granted the President options for 30,000 shares, at an exercise price of $15.00 per share. In February 1998, the Company amended the exercise price for the 30,000 options to $4.51 per share, and granted additional options for 100,000 shares, at an exercise price of $5.02 per share. The President resigned, effective January 15, 1999, and his qualified options terminated April 15, 1999.

In December 1996, the Company created the 1996 Non-Incentive Executive Stock Option Plan (the "NIE Plan") to acknowledge exceptional services to the Company by senior executives and to provide an added incentive for such senior executives to continue to provide such services and to promote the best interests of the Company. An aggregate of 650,000 shares of the Company's common stock, par value $0.01 per share, are reserved under to this plan with options to purchase granted to any one senior executive limited to 600,000 shares or less. All options have a term of five years from the date of grant but shall terminate, lapse and expire at such earlier time or times as provided in the Option Agreement governing such option. Options granted are not subject to review and are conclusive, although in no event shall such purchase price be less than the fair market value (as defined in the Agreement). The following is a summary of the transactions under the NIE Plan:

Non-incentive Executive Stock
 Option Plan:                                1998          1997           1996
                                          --------      --------       --------
Outstanding, beginning of year            600,000        600,000             --

Exercised during the year                      --             --             --

Terminated during the year                     --             --             --

Granted during the year                        --             --        600,000
                                          -------        -------        -------

Outstanding, end of year                  600,000        600,000        600,000
                                          =======        =======        =======


Eligible, end of year, for
   exercise currently                     400,000        200,000             --
                                          =======        =======        =======

Option price per share                $4.00-$6.25    $4.00-$6.25  $10.00-$15.00

In December 1997, the Company amended the exercise prices on the 600,000 options, granted, in 1996, to the Chairman of the Board. The options terminated, effective February 25, 1999, upon the Chairman's resignation as Chairman and Director.

The Company has adopted  the  disclosure-only  provisions  of SFAS 123 (See Note
1n). Accordingly, no compensation cost has been recognized for grants of stock options. Had compensation cost for grants made under the Company's two stock option plans been determined based on the fair market value at the grant dates in a manner consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 1998, 1997 and 1996 would have been adjusted to the pro forma amounts below:

                             YEAR ENDED DECEMBER 31,
                           -----------------------------------------------
                           1998                 1997               1996
                       -----------          ------------        -----------
                               (in thousands, except per share amounts)
Net loss:

   As reported         $ (30,858)           $ (22,142)          $ (11,782)
   Pro forma           $ (33,272)           $ (23,840)          $ (12,587)

Net loss
  per share:

   As reported         $   (4.36)           $   (3.52)          $   (1.87)
   Pro forma           $   (4.70)           $   (3.78)          $   (2.00)

The  fair  value  of  options  at the  date of grant  was  estimated  using  the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                             YEAR ENDED DECEMBER 31,
                           -----------------------------------------------
                               1998                 1997               1996
                           -----------         ------------        -----------


Dividend yield                    0.0%                 0.0%             0.0%
Expected
  volatility                    144.1%                70.3%            47.0%
Risk-free
  interest rate
    (per annum)                   7.0%                 6.2%             6.2%
Expected lives
   (in years)                     3.7                  3.1              4.3

17. RETIREMENT SAVINGS PLAN

The Company sponsors a retirement plan designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over age twenty-one (21) who have been employed by the Company for at least one year with one thousand (1,000) hours of service are eligible to participate in the plan. Employees may contribute to the plan on a tax deferred basis generally up to 18% of their total annual salary, but in no event more than $10,000 in 1998. Under the plan, the Company makes matching contributions at the rate of 50% of the amount contributed by the employees up to a maximum of 2% of the employee's total annual compensation. The employer contributions vest to the employee after five (5) years of an employee's service with the Company. At December 31, 1998, 89 employees were enrolled in the plan. The Company contributed approximately $58,000, $85,000 and $86,000 for 1998, 1997 and 1996, respectively.

18. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of investments in short-term investments in obligations of certain state and municipal entities and premiums receivable. Short-term investments are managed by professional investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1998, management believes that the Company has no significant concentrations of credit risk.

19. COMMITMENTS AND CONTINGENCIES

a. In October 1994, WCNY entered into contracted arrangements with the majority of its primary care physicians and specialists through contracts with regional health care delivering networks with attendant risk-sharing to capitating the IPAs comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at an accumulated deficit since inception but have instituted measures designed to reduce this deficit and achieve profitability. The IPAs could request additional funding beyond the contractual increases from the Company, which management does not believe should be required and, if requested, by the IPAs the Company does not intend to provide such funding. As described in Note 5, in 1997, the IPAs received a $4.0 million cash infusion from an unrelated third-party.

In an effort to improve profitability of WCNY and the Alliances, WCNY entered into a letter of understanding with the Alliances in September 1996 to restructure its capitation arrangement. In April 1998, formal contracts were finalized and executed. WCNY reassumed risk for certain previously capitated services, with a corresponding reduction in rates. WCNY capitated the Alliances for all physician services, both primary care and specialty services, on a PMPM basis for each HMO member associated with an Alliance except for physician services for certain diagnostics and mental health substance abuse, which are capitated through contracts with certain other regional integrated delivery systems. Management of the Alliances and WCNY believe that the these measures will enable the Alliances to achieve profitability and reduce their accumulated deficits.

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

Management of the Company does not believe that such additional financial or increased contractual capitation rates should be required by the Alliances/IPAs and has no intention to agree to such terms if requested by the Alliances/IPAs beyond the negotiated contractual increases. However, as described in Note 3g the Company agreed to record charges to medical expense based on the instructions of NYSID. Effective September 1996, the Company entered into a letter of understanding with the Alliances/IPAs to restructure its capitation arrangement. Under this understanding, the Company reassumed risk for certain previously capitated services with a corresponding reduction in rates.

On July 31, 1998, the Company notified four (4) major IPAs of its intent to renegotiate the contracts between the Company and the respective IPAs because the Investor's option to merge with Primergy, which owns and manages the IPAs, expired on June 30, 1998. If a new agreement is not reached within 120 days after June 30, 1998, either the Company or the respective IPA can thereafter exercise its option to terminate the contract. The parties continue to negotiate the terms of the new agreement and there can be no assurance that the contracts will be successfully renegotiated and not terminated by either the Company or the respective IPAs.

b. Between April and June 1996, the Company, its former President and Chief Executive Officer (Edward A. Ullmann), and its former Vice President of Finance and Chief Financial Officer (Marystephanie Corsones) were named as defendants in twelve separate actions filed in Federal Court (the "Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendants' violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

In July 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidating complaint (the "Complaint") was served in August 1996. The Complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. In October 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered in April 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants. Because the Order did not specifically address the Company's motion to dismiss, in May 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defense to the Complaint. In September 1997, the plaintiffs' class was certified and the parties thereafter commenced the discovery process of the litigation.

In May 1999, the Company entered into a settlement agreement for $2.5 million, all of which is being funded by the insurance carrier which provided coverage to the individual defendants. The settlement agreement is subject to Federal Court approval. The Company expects to recoup from the insurance carrier the expenses related to fees it paid to the attorneys representing the individual defendants, less the Company's insurance deductible.

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

d. On July 31, 1996 and October 3, 1996 the Securities and Exchange Commission issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996, and with subsequent requests for supplementation. It is management's understanding that the Securities and Exchange Commission investigation is continuing.

e. Other - The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of management, the amount of loss, if any, that might be sustained, either individually or collectively, from these actions would not have a material effect on the Company's consolidated financial statements.

f. Leases - Future minimum rental payments (in thousands) required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are approximately as follows:

             Year                     Amount
         ------------                --------
           1998                         1,416
           1999                         1,205
           2000                         1,060
           2001                           489
           2002                           288
           Thereafter                   1,215
                                     --------
           TOTAL                     $  5,673

                                     ========

20. STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At December 31, 1998 and 1997, WellCare had required cash reserves of approximately $5.3 and $5.8 million, respectively, and a contingent reserve of approximately $6.7 and $6.7 million, respectively. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a Section 1307 loan in March 1998, which retroactively brought WCNY's December 31, 1997 statutory net worth above the permitted 50% contingent reserve requirement. WCNY had been operating within the 50-100% discretionary contingent reserve requirement during 1997 and through the first quarter of 1998, with the full knowledge of NYSID. In 1998, the Company forgave the management fees for WCNY for 1998 in the amount of approximately $1.4 million. In June 1997 and November 1997, the Company loaned $3.1 and $1.3 million, respectively, to WCNY under the provisions of Section 1307. However, after giving effect to the reported results for 1998, at December 31, 1998, WCNY had a negative statutory net worth of approximately ($14.6) million. Failure to come into compliance with the reserve requirement could cause NYSID to take action which could include restriction or revocation of WCNY's license.

Management has had ongoing discussions and meetings with NYSID regarding WCNY's operating results and compliance with various statutory requirements and has updated NYSID of the Company's plans to obtain additional funds. This includes a remedial action plan based upon capital to be contributed to WCNY following the consummation of a strategic opportunity with respect to which, in March 1998, the Company engaged the assistance of Bear, Stearns & Co., Inc., and WCNY's ultimate return to profitability. In April 1999, WCNY agreed to a consent to rehabilitation in which the State of New York has the right to commence court proceedings and have an order entered into that would give the State of New York the right to assume the operations of WCNY. In May and June 1999, the Company consummated a number of transactions which will bring WCNY within the 50% to 100% revised contingent reserve requirement, as permitted by NYSID. The transactions include: an equity investment of $5 million; sale of WCNY's commercial enrollment for approximately $5 million; settlement of provider claims at amounts significantly lower than the estimated liability of approximately $30.5 million; renegotiation and settlement of approximately $5.4 million of mortgage debt; and the conversion of the $15 million subordinated convertible note into senior convertible preferred stock of the Company (see
Note 24). As a result of these transactions, WellCare anticipates that the State of New York would not exercise that right. In addition, as a result of WCNY's sale of its commercial business in June 1999, the statutory cash reserve required will decrease to $2.9 million, and the statutory contingent reserve required will decrease to $3.7 million.

WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that WCCT maintain a statutory reserve of $1 million. In June and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required minimum of $1 million. In March 1998, the Company made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. At December 31, 1998, WCCT is not in compliance with the statutory net worth requirement having a statutory net worth of approximately $600,000. As a result, on June 2, 1999, the State of Connecticut Insurance Department issued an order requiring WCCT to submit to administrative supervision by the State's Insurance Commissioner until WCCT meets its statutory net worth and other requirements. Management has been meeting with the Connecticut Department of Insurance regarding the statutory net worth deficiency to develop a mutually agreeable plan to bring WCCT into compliance with the statutory net worth requirement.

In January 1997, WCNY received the final report on its biennial statutory examination for the years ended December 31, 1994 and 1995 from NYSID. In 1996, during the course of the audit, the Company had recorded two non-recurring medical charges (See Note 3g) based on the interim findings and instructions of NYSID. Additionally, NYSID determined that WCNY was not in compliance with all pertinent New York State regulation sections relating to WCNY's underwriting and rating procedures and referred the matter to NYSID's Office of General Counsel for disciplinary action. In December 1997, WCNY entered into a Stipulation Agreement whereby it agreed to pay a penalty of $91,000 and to correct past violations. An additional penalty of $66,000 may be assessed if NYSID subsequently determines that WCNY has not made a good faith effort to recoup undercharges from incorrectly rated groups. WCNY believes it has directed its best efforts at recouping these undercharges, and believes it will not be assessed any additional penalty.

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

21. SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the year for:

                            1998             1997              1996
                         ----------       ----------        ----------
                                      (in thousands)

Income taxes             $    --          $     --          $  1,792

Interest                 $ 1,131          $  1,101          $  1,951

During 1998 and 1997, no capital loans for equipment were entered into by WellCare. During 1996, WellCare entered into capital leases for equipment in the amount of approximately $176,000.

22. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including short-term investments, advances to participating providers, other receivables - net, restricted cash, other non-current assets net, accounts payable and accrued expenses, approximate their fair values.

The fair value of notes receivables consisting primarily of advances to medical practices, is not materially different from the carrying value of financial statement purposes. In making this determination, the Company used interest rates based on an estimate of the credit worthiness of each medical practice.

The Subordinated Convertible Note was issued in a private placement in January 1996, and amended with the holder in February 1997, and January 1998 (see Note
13). There is no public market for this instrument or other debt of the Company and management believe it is not practicable to estimate its fair value at this time. The carrying amount of other long-term debt, the majority of which bears interest of floating rates, are assumed to approximate their fair value.

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected unaudited data reflecting the Company's consolidated results of operations for each of the last eight quarters are shown in the following table (in thousands, except per share amounts):

                                             1998
                        ------------------------------------------------
                          1st        2nd              3rd          4th
                        -------    -------          -------      -------

Total revenue           $35,564    $38,477(3)       $36,191      34,217(1)

Total expenses           36,782(2)  40,959           39,140      52,985(1)

Loss from operations     (1,218)    (2,482)          (2,949)    (18,768)

Net loss                 (1,218)    (2,482)          (2,949)    (24,209)

Net loss per share        (0.19)     (0.36)           (0.39)      (3.21)

                                              1997
                                    ----------------------------------------
                          1st        2nd              3rd          4th
                        -------    -------          -------      -------


Total revenue           $34,278    $36,976          $35,537      $37,078

Total expenses           47,280     36,871           39,959       41,901

Income/(loss) from      (13,002)       105           (4,422)      (4,823)
  operations
Net income/(loss)       (13,002)       105           (4,422)      (4,823)

Net income/(loss)         (2.06)       .01           ( 0.70)       (0.77)
  per share

Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.

1) The following unusual items occurred in the fourth quarter of 1998: a) additional IBNR of approximately $4.3 million relating to prior quarters;
     b) reversal of approximately $2.9 million of previously recorded Medicaid revenues; c) additional amortization of Goodwill (approximately $2.3 million) and Preoperating Costs (approximately $0.4 million); d) expenses of approximately $0.5 million for estimated 1998 Prompt Pay exposure; e) additional reserve for doubtful accounts of approximately $0.8 million; f) approximately $5.4 million valuation allowance for deferred tax assets; and
     g) an expense of approximately $2.8 million to write down Property & Equipment to its net realizable value.

(2) Reflects $0.8 million reduction relating to NYSID market stabilization pool distribution attributable to 1993-1996 (see Note 3b).

(3)  Includes  the  recording  of  approximately  $1.1  million  of  retroactive
     Medicaid premium revenues attributable to pre 1998, which revenue was reversed in the fourth quarter of 1998 (see 1 above and Note 2).

24. SUBSEQUENT EVENTS (UNAUDITED)

The accompanying financial statements are based upon the financial condition and operations of the Company as they existed on or through December 31, 1998, and do not give effect to transaction described in this Note 24 unless specifically referred to.

a. In June 1999, Kiran C. Patel, MD ("Patel), the principal of Well Care HMO, Inc., a Florida corporation, an entity unrelated to WellCare, purchased a 55% ownership interest in the Company for $5 million. The investment was dependant on the closing of the transactions described in Note 24c, d, e, and f. Dr. Patel purchased a newly authorized series of senior convertible preferred stock
(Series A)("the shares") of WellCare, which will provide him with 55% of WellCare's voting power. The preferred stock is subject to mandatory conversion into common stock upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 75 million. The shares will be convertible into 55% of the then outstanding common stock (after giving effect to such conversion) and will be subject to anti-dilution rights under which Dr. Patel will generally preserve his 55% interest in WellCare until there are 75 million shares of common stock issued and outstanding. WCNY and WCCT also entered into management agreements with Comprehensive Health Management, Inc. ("Comprehensive") an affiliate of Dr. Patel, to manage their HMO operations, excluding the commercial business of WCNY sold to GHI (see Note 24b).

The management agreements with Comprehensive are for a term of five years, effective June 1, 1999. The management fee to each HMO ranges from 7.5% of the premium revenue when there are more than 80,000 members, to 9.5% of the premium revenues when there are less than 40,000 members. Comprehensive will cover services for claims, customer service, utilization review, data processing/MIS (including Y2K compliance expenses and costs), credentialing, communication, provider relations, and day to day accounting. Comprehensive will provide financial reports to the HMOs and the appropriate regulatory agencies. The fee does not cover other costs, such as marketing functions, legal costs, extraordinary accounting and audit costs, directors and officers liability insurance, other insurance costs, and any extraordinary costs. The management agreement with WCNY was approved by New York State regulators on June 11, 1999. Pending a public hearing in Connecticut and regulatory approval of the acquisition of control of WCCT, Dr. Patel is precluded from exercising influence in directing the management and policies of WCCT. State regulators, however, have authorized the performance of the WCCT management agreement, with certain limitations.

b. In June 1999, WCNY sold its commercial business, including approximately 25,000 members, to Group Health Incorporated ("GHI") for $5 million, effective June 1, 1999. WellCare received $4 million at closing, and $1 million was placed in escrow pending a determination of the total number of WCNY commercial members at June 1, 1999. If the commercial membership is at least 25,000 members, all of the proceeds will be released from escrow. WellCare and WCNY have agreed not to engage in commercial HMO business in New York for a period of one year following the closing.

c. As a condition to the closing of the Patel and GHI transactions, more than 75 hospitals and physicians and other health care providers have entered into settlement agreements to settle claims for services provided to WCNY HMO members through April 30, 1999. Theses claims will be settled from a provider pool consisting of at least $10 million, comprised of all of the proceeds from the GHI and Patel transactions and 80% of WCNY's premium receivables at April 30, 1999, with WCNY able to utilize the amount in the provider pool in excess of $10 million, up to $2.5 million, to meet statutory reserves. These providers may receive additional payments in an amount of up to 15% of the settled claims, spread over the next three years, should they continue to provide health care services to WCNY members.

d. In June 1999, the Company reached a settlement with Key Bank (the "Bank"), whereby the Company will transfer ownership of the real property securing two mortgages to the Bank in lieu of foreclosure. The net book value of the real property was approximately $6.5 million compared to the outstanding mortgage balances of approximately $4.4 million. In June 1999, the Company reached a settlement with Premier National Bank ("Premier"), whereby the Company will transfer ownership to Premier of the real property securing two mortgages, in lieu of foreclosure. The net book value of the real property was approximately $1.8 million compared to the outstanding mortgage balances of approximately $1 million.

The Company recorded an expense for impaired assets of approximately $2.8 million in 1998 to reduce the net carrying value of the mortgaged properties to its respective mortgage balance.

e. As a condition to the closing of the Patel transaction, in June 1999, the Fund converted the $15 million Note, plus unpaid interest of approximately $0.7 million, into newly authorized senior convertible preferred stock (Series B) of the Company. The preferred stock is non-voting and is subject to mandatory conversion (subject to regulatory approval) into 10,000,000 shares of common stock of WellCare upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 75 million.

f. As a further condition to the closing of the Patel transaction, the holders of 644,287 shares of Class A common stock, which has ten votes per share, agreed to convert their shares into shares of common stock on a share-for-share basis. Robert W. Morey, the holder of the remaining 281,956 shares of Class A common stock outstanding, has given a two-year proxy in favor of Dr. Patel to vote Mr. Morey's share of Class A common stock.

After giving effect to conversion of these shares of Class A common stock, and assuming conversion of the preferred shares held by Dr. Patel and the Fund, there would be 38,716,693 shares of common stock and 281,956 shares of Class A common stock outstanding with Dr. Patel owning 21,449,257 shares of common stock, and 55% of the aggregate number of shares outstanding in the combined classes.

g. In May 1999, the Company entered into a settlement agreement of the Class Action Securities Litigation for $2.5 million, all of which is being funded by the insurance carrier which provided coverage to the individual defendants. The settlement agreement is subject to Federal Court approval. The Company expects to recoup from the insurance carrier approximately $700,000 in expenses related to fees it paid to the attorneys representing the individual defendants, less the Company's insurance deductible.

h. The Company's consolidated balance sheet at December 31, 1998, after giving pro forma effect (unaudited) to reflect the aforementioned transactions as if they had occurred at December 31, 1998, is as follows:

                                            December 31, 1998
                                   ---------------------------------
                                            (In thousands)
                                                          (Unaudited)
                                   Actual                  Proforma
                                   ------                  ---------

Current assets                     $ 16,514                $ 23,344
                                   --------                --------
Total assets                       $ 29,939                $ 28,983
                                   ========                ========

Current liabilities                $ 42,569                $ 31,374
                                   --------                --------
(Deficiency in assets)/
  Shareholders' equity             $(27,708)               $ (2,455)
                                   --------                --------
Total liabilities and
  Shareholders' equity             $ 29,939                $ 28,983
                                   ========                ========

Working capital (deficiency)       $(26,055)               $ (8,030)
                                   ========                ========

In addition, after the consummation of the above transactions, management anticipates that WCNY's statutory-basis net worth would be at least 50% of the revised contingent reserve requirement of approximately $3.7 million.


                               THE WELLCARE MANAGEMENT GROUP, INC.
                                           Schedule I
                          Condensed Financial Information of Registrant
                                    Condensed Balance Sheets
                                As of December 31, 1998 and 1997
                                         (in thousands)
                                                      1998              1997
                                                    --------          --------
ASSETS
CURRENT ASSETS:
     Cash                                           $    58           $   356
     Short-term investments                               2               103
     Accounts and other receivables - net               214             1,473
     Prepaid expenses and other
       current assets - net                             510             4,629
                                                    -------           -------
     TOTAL CURRENT ASSETS                               784             6,561

PROPERTY AND EQUIPMENT - net                            134               205
NOTES RECEIVABLE - LONG-TERM - net                   12,177            10,670
OTHER ASSETS - net                                    2,041             3,796
                                                    -------           -------
     TOTAL                                          $15,136           $21,232
                                                    =======           =======

LIABILITIES AND DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
     Account and notes payable                      $ 2,014           $   329
     Current portion of long-term debt                   36                34
     Accrued expenses and other                       2,026             2,968
                                                    -------           -------
     TOTAL CURRENT LIABILITIES                        4,076             3,331

INVESTMENT IN AND ADVANCES FROM
     SUBSIDIARIES                                    23,711              (341)
LONG-TERM DEBT                                       15,057            20,093
                                                    -------           -------
     TOTAL LIABILITIES                               42,844            23,083
                                                    -------           -------
DEFICIENCY IN ASSETS:
     Common stock                                        75                63
     Additional paid-in capital                      31,612            26,624
     Accumulated deficit                            (65,884)          (34,987)
     Accumulated other comprehensive income               1                --
     Statutory reserve                                6,695             6,656
                                                    -------           -------
                                                    (27,501)           (1,644)
   Less:
     Notes receivable from shareholders                   5                 5
     Treasury stock - at cost                           202               202
                                                    -------           -------
     TOTAL (DEFICIENCY IN ASSETS)/
     SHAREHOLDERS' EQUITY                           (27,708)           (1,851)
                                                    -------           -------
     TOTAL                                          $15,136           $21,232
                                                    =======           =======


                               THE WELLCARE MANAGEMENT GROUP, INC.
                                           Schedule I
                        Condensed Financial Information of the Registrant
                               Condensed Statements of Operations
                      For the years ended December 31, 1998, 1997 and 1996
                                         (in thousands)

                                         1998             1997            1996
                                      ---------        ---------       ---------
REVENUE:
     Fee income                       $ 11,896         $ 14,098        $ 16,248
     Interest income                     1,697            2,502           1,588
     Other income                           52              137             151
                                      --------         --------        --------

              TOTAL REVENUE             13,645           16,737          17,987
                                      --------         --------        --------

EXPENSES:
     General and administrative
       expenses                         17,842           18,483          22,642
     Interest expense                    1,221            1,123           1,223
     Other expense - net                     1              369             270
                                      --------         --------        --------

              TOTAL EXPENSES            19,064           19,975          24,135
                                      --------         --------        --------

LOSS FROM OPERATIONS                    (5,419)          (3,238)         (6,148)
PROVISION/(BENEFIT) FOR
     INCOME TAX                          2,961               --          (2,485)
                                      --------         --------        --------

     LOSS BEFORE
       EQUITY IN LOSS
       OF SUBSIDIARIES                  (8,380)          (3,238)         (3,663)

EQUITY IN LOSS OF
  SUBSIDIARIES-NET OF TAXES            (22,478)         (18,904)         (8,119)
                                      --------         --------        --------

     NET LOSS                         $(30,858)        $(22,142)       $(11,782)
                                      ========         ========        ========


                               THE WELLCARE MANAGEMENT GROUP, INC.
                                           Schedule I
                        Condensed Financial Information of the Registrant
                               Condensed Statements of Cash Flows
                      For the years ended December 31, 1998, 1997 and 1996
                                         (in thousands)

                                            1998          1997         1996
                                          ---------     ---------   ---------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
     Net loss                             $(8,380)      $(3,238)     $(3,663)
     Depreciation and
       amortization                         1,671           353          341
     Loss/(gain) on sale of assets              1            16          (71)
     Decrease/(increase) in accounts
       receivable                           1,543           107         (300)
     Increase in advances
       from subsidiaries                    1,942           172           --
     Other - net                              816           483          109
                                          -------       -------      -------
  NET CASH USED IN
    OPERATING ACTIVITIES                   (2,407)       (2,107)      (3,584)
                                          -------       -------      -------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Decrease/(increase) in notes
       receivable                             730        (2,021)      (5,103)
     Capital contributions to
       subsidiaries - net                    (368)         (775)      (4,100)
     Sale of investments - net                101           817          342
   Purchase of equipment                       (5)           (9)          (8)
                                          -------       -------      -------
  NET CASH PROVIDED BY/
   (USED IN)INVESTING ACTIVITIES              458        (1,988)      (8,869)
                                          -------       -------      -------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease)/increase in
       long-term debt                         (34)          (70)      16,158
     Increase in accounts and
       notes payable                        1,685             2          282
     Proceeds from issuance of
       stock and treasury
       stock - net                             --            --            3
     Proceeds from exercise of
       stock options                           --            --          254
     Other - net                               --             1           (5)
                                          -------       -------      -------
  NET CASH PROVIDED BY/
       (USED IN) FINANCING
        ACTIVITIES                          1,651           (67)      16,692
                                          -------       -------      -------
NET (DECREASE)/INCREASE IN
  CASH AND CASH EQUIVALENTS                  (298)       (4,162)       4,239

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                           356         4,518          279
                                          -------       -------      -------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                             $    58       $   356      $ 4,518
                                          =======       =======      =======


                               THE WELLCARE MANAGEMENT GROUP, INC.
                                           Schedule II
                                Valuation and Qualifying Accounts
                      For the years ended December 31, 1998, 1997 and 1996
                                         (in thousands)

                            Balance at                              Balance at
                            Beginning                  Less:          End of
                            of Period     Additions    Deductions     Period
                            ---------     ---------    ----------   ----------

YEAR ENDED
DECEMBER 31, 1998

Allowance for
 doubtful accounts -
     Trade receivables      $3,555        $  795       $  166       $ 4,184

Allowance for
 doubtful accounts -
     Other receivables       1,137           987          167         1,957

Allowance for
 doubtful accounts -
     Notes receivable        8,096           793            7         8,882
                            ------        ------       ------       -------
Total                     $ 12,788        $2,575       $  340       $15,023
                            ======        ======       ======       =======

YEAR ENDED
DECEMBER 31, 1997

Allowance for
 doubtful accounts -
     Trade receivables      $3,365        $3,462       $3,292       $ 3,555

Allowance for
 doubtful accounts -
     Other receivables       5,048         1,755        5,666         1,137

Allowance for
 doubtful accounts -
     Notes receivable        5,345         2,755            4         8,096
                            ------        ------       ------       -------
Total                     $ 13,758        $7,992       $8,962       $12,788
                            ======        ======       ======       =======


                             Balance at                              Balance at
                             Beginning                  Less:          End of
                             of Period    Additions     Deductions     Period
                             ---------    ---------     ----------   ----------

YEAR ENDED
DECEMBER 31, 1996

Allowance for
 doubtful accounts -
     Trade receivables       $1,514       $3,937        $2,086       $ 3,365

Allowance for
 doubtful accounts -
     Due from affiliates         --          216           216            --

Allowance for
 doubtful accounts -
     Other receivables          744        4,321            17         5,048

Allowance for
 doubtful accounts -
     Notes receivable         5,130          535           320         5,345
                             ------       ------        ------       -------
Total                        $7,388       $9,009        $2,639       $13,758
                             ======       ======        ======       =======


                                        INDEX TO EXHIBITS

EXHIBIT NO.
-----------

3.1               Copy of Registrant's Restated
                  Certificate of Incorporation                              (1)

3.1a              Copy of Certificate of Amendment to
                  Restated Certificate of Incorporation
                  filed June 5, 1995                                        (4)

3.1b              Copy of Certificate of Amendment to
                  Restated Certificate of Incorporation
                  (As Amended June 10, 1997)                               (12)

3.1c              Copy of Certificate of Amendment of the
                  Certificate of Incorporation of The
                  WellCare Management Group, Inc. filed
                  June 20, 1999

3.2c              Copy of Registrant's Amended By-Laws
                  (As Amended June 10, 1997)                               (11)

10.2d             Copy of Voluntary Separation and
                  Release dated October 16, 1996,
                  between Registrant and Edward A. Ullmann*                 (8)

10.2e Copy of letter agreement, from Robert L. Plotz dated June 7, 1999, whereby Registrant cancels
                  Promissory Note issued by Edward A. Ullman

10.14             Form of Medicaid Contract between
                  WellCare of New York, Inc. ("WCNY")and
                  various counties of the New York State
                  Department of Social Services                             (1)

10.16a            Copy of Reinsurance Agreement effective
                  November 1, 1993, between Registrant and
                  Preferred Life Insurance Company of
                  New York                                                  (3)

10.16b            Copy of Reinsurance Agreement Renewal between
                  Preferred Life Insurance Company of New York and
                  WCNY for Commercial and Point of Service Enrollees
                  effective November 1, 1996                               (15)

10.16c            Copy of Reinsurance Agreement Renewal between
                  Preferred Life Insurance Company of New York and
                  WCNY - Medicaid                                          (15)

10.16d            Copy of Reinsurance Agreement Renewal between
                  Preferred Life Insurance Company of New York and
                  WellCare of Connecticut, Inc. ("WCCT") effective
                  November 1, 1996                                         (15)

                                        INDEX TO EXHIBITS

EXHIBIT NO.
-----------

10.16e            Copy of Reinsurance Agreement Renewal
                  between Preferred Life Insurance Company
                  of New York and WCNY - Medicare effective
                  November 1, 1996                                         (15)

10.16f            Copy of Amendment to Reinsurance Agreement
                  Renewal between Preferred Life Insurance
                  Company of New York and WCNY for Commercial
                  and Point of Service Enrollees effective
                  November 1, 1996 and Reinsurance Agreement
                  Renewal between Preferred Life Insurance
                  Company of New York and WCNY - Medicare effective
                  November 1, 1996                                         (15)

10.16g            Copy of Amendment to Reinsurance Agreement
                  Renewal between Preferred Life Insurance
                  Company of New York and WCNY - Medicaid                  (15)

10.16h            Copy of Amendment to Reinsurance Agreement
                  Renewal between Preferred Life Insurance
                  Company of New York and WCCT effective
                  November 1, 1996                                         (15)

10.16i            Copy of Letter dated October 29, 1998
                  terminating coverage under Reinsurance
                  Agreement Renewal between Preferred Life
                  Insurance Company of New York and WCNY
                  for Commercial and Point of Service Enrollees
                  effective November 1, 1996, Reinsurance
                  Agreement Renewal between Preferred Life
                  Insurance Company of New York and WCNY -
                  Medicare effective November 1, 1996 and
                  Reinsurance Agreement Renewal between Preferred
                  Life Insurance Company of New York and WCNY -
                  Medicaid                                                 (15)

10.16j            Copy of Letter dated October 29, 1998
                  terminating  coverage under Reinsurance Agreement
                  Renewal between Preferred Life Insurance Company
                  of New York and WCCT, effective November 1, 1996         (15)

10.22             Copy of Lease dated February 1, 1993, between
                  WCNY, as Tenant, and Huntington Associates, as
                  Landlord, relating to lease of office space in
                  Albany, New York                                          (1)

10.26a            Copy of Full Risk Capitation Agreement between
                  Hudson Valley Family Health, P.C. and WCNY
                  dated October 1, 1995                                     (6)

10.27a            Copy of Full Risk Capitation Agreement between
                  Valley Medical Services, P.C. and WCNY dated
                  October 1, 1995                                           (6)


                                        INDEX TO EXHIBITS

EXHIBIT NO.
-----------

10.27b            Copy of Letter of Understanding between WCNY
                  and the contracted Alliances (Valley Medical
                  Services, P.C. and Hudson Valley Family
                  Medical Health, P.C.)dated September 23, 1996             (9)

10.27c            Copy of Letter of Intent between Registrant,
                  WCNY,  Primergy, Inc., Valley Medical Services,
                  P.C., and Hudson Valley Family Health, P.C.
                  dated January 7,1997                                      (9)

10.33b            Copy of Employment and Consulting Agreement
                  dated March 3, 1997, between Registrant and
                  Marystephanie Corsones*                                   (9)

10.37             Copy of  Lease  Agreement  dated  October  14, 1994,
                  between Richard Bulger and WellCare Development,
                  Inc.("WCD")                                               (3)

10.38             Copy of Management Agreement dated July 1,
                  1994, between Registrant and its Wholly-Owned
                  Subsidiary, WCCT                                          (3)

10.40             Copy of Note Purchase Agreement by and
                  between Registrant and The 1818 Fund II, L.P.             (5)

10.40a            Copy of Letter  Agreement  dated  February 28,
                  1997, between Registrant and The 1818 Fund
                  II, L.P.                                                  (9)

10.40b            Copy of  Letter  Agreement  dated  January  14,  1998
                  between Registrant and The 1818 Fund II,
                  L.P.                                                     (12)

10.40c            Copy of Amended and Restated 8% Subordinated
                  Convertible Note, between Registrant and The
                  1818 Fund II, L.P.                                       (14)

10.41             Copy of 6% Subordinated Convertible Note
                  Due December 31, 2002, between Registrant
                  and The 1818 Fund II, L.P.                                (5)

10.41a Copy of Exchange Agreement between the Registrant and The 1818 Fund II, L.P.

10.42             Copy of Registration Rights Agreement
                  between Registrant and The 1818 Fund II, L.P.             (5)

10.43             Copy of Asset Purchase Agreement between
                  WellCare Medical Management, Inc. ("WCMM")and
                  Primergy, Inc. dated June 30, 1995                        (6)

10.44             Copy of Bill of Sale between WCMM and
                  Primergy, Inc. dated June 30, 1995                        (6)

10.45             Copy of Promissory Note in the amount of
                  $5,130,000 between WCMM Inc. and
                  Primergy, Inc. dated June 30, 1995                        (6)


                                        INDEX TO EXHIBITS

EXHIBIT NO.
-----------

10.45a            Copy of Forbearance Agreement on the terms and
                  conditions of a Promissory Note in the amount
                  of $5,130,000 between Registrant and Primergy,
                  Inc. dated February 26, 1997                              (9)

10.46             Copy of Note Agreement between WCMM and
                  Primergy, Inc. dated June 30, 1995                        (6)

10.49             Copy of Quota Share Reinsurance Agreement
                  between Registrant and Allianz Life Insurance
                  Company of North America dated September 1,
                  1995                                                      (6)

10.49a            Copy of Amendment to Quota Share Reinsurance
                  Agreement between Registrant and Allianz Life
                  Insurance Company of North America dated
                  March 20, 1998                                           (13)

10.50             Copy of Employment Contract dated May 29, 1996,
                  and Stock Option Agreements between Registrant
                  and Douglas A. Hayward*                                   (7)

10.50a            Copy of Voluntary Separation Agreement and
                  Release Between Douglas A. Hayward and the
                  Registrant*                                              (12)

10.51             Copy of Employment Contract dated June 1, 1996,
                  and Stock Option Agreements between Registrant
                  and John E. Ott, M.D.*                                    (7)

10.51a            Copy of Amendment to Employment Agreement
                  dated June 1, 1998, between Registrant and
                  John E. Ott, M.D.*                                       (14)

10.51b            Copy of Voluntary Separation Agreement and
                  Release effective June 11, 1999, between
                  Registrant and John E. Ott, M.D.*

10.52             Copy of Employment Agreement dated September 1,
                  1996, between Registrant and Joseph R. Papa*              (8)

10.52a            Copy of Consulting Agreement dated
                  January 15, 1999, between Registrant and
                  Joseph R. Papa Associates

10.53             Copy of Registrant's 1996 Non-Incentive
                  Executive Stock Option Plan*                              (9)

10.54             Copy of Stock Option Agreement dated
                  December 23, 1996, between Registrant
                  and Robert W. Morey, Jr.*                                 (9)

10.54a            Copy of Amendment dated December 19, 1997,
                  to Stock Option Agreement between Registrant
                  and Robert W. Morey, Jr. for options
                  to purchase 450,000 shares of common stock*              (12)


                                        INDEX TO EXHIBITS

EXHIBIT NO.
-----------

10.55             Copy of Promissory Note in the amount of
                  $2,099,083 between Primergy, Inc. and
                  Registrant dated February 19, 1997                        (9)

10.56             Copy of Loan and Security Agreement made
                  by Primergy, Inc. in favor of Registrant
                  and WCMM dated as of February 19, 1997                    (9)

10.58             Copy of Lease Agreement dated July 1, 1996,
                  between Candid Associates, as Lessor, and
                  WCD, as Lessee, relating to lease of office
                  space in North Haven, Connecticut                         (9)

10.59             Copy of Loan and Security Agreement dated
                  April 1, 1997 between Catskill Medical
                  Associates, P.C., WCNY and Registrant                    (10)

10.60             Copy of Letter of Understanding dated
                  June 30, 1997 between Primergy, Inc. and
                  Registrant                                               (10)

10.61             Copy of Memorandum dated July 23, 1997 between
                  Primergy, Inc. and Registrant                            (10)

10.62             Amendment to Stock Option Agreement
                  between Robert W. Morey, Jr. and Registrant
                  for options to purchase 150,000 share of
                  common stock*                                            (12)

10.63             Copy of an Agreement of Lease between Reckson
                  Operating Partnership, LP and WCD for the
                  Tarrytown office                                         (12)

10.63a Copy of Surrender and Acceptance of Lease dated May 11, 1999, between Registrant and Reckson
                  Operating Partnership, L.P.

10.64             Copy of Severance Agreement dated April 3, 1998
                  between Registrant and Jack Sizer, M.D.                  (14)

10.65             Copy of IPA Service  Agreement  dated April 21,
                  1998,  between WCNY and Columbia-Greene Health Care
                  Alliance IPA, Inc.                                       (14)

10.66             Copy of IPA Service  Agreement  dated April 21, 1998,
                  between WCNY and Dutchess Health Care
                  Alliance IPA, Inc.                                       (14)

10.67             Copy of IPA Service  Agreement  dated April 21, 1998,
                  between WCNY and Orange-Sullivan Health Care
                  Alliance IPA, Inc.                                       (14)

10.68             Copy of IPA Service  Agreement  dated April 21, 1998,
                  between WCNY and Ulster Health Care Alliance
                  IPA, Inc.                                                (14)


                                        INDEX TO EXHIBITS

EXHIBIT NO.
-----------

10.69             Copy of Employment Agreement dated January 29,
                  1997, between Registrant and Mary Lee Campbell-
                  Wisley*

10.69a Copy of Amendment to Employment Agreement dated February 16, 1999, between
                  Registrant and Mary Lee Campbell-Wisley*

10.70             Copy of Employment Agreement dated November 5,
                  1997, between Registrant and Thomas A. Curtin*

10.71             Copy of Employment Agreement dated November 17,
                  1998, between Registrant and Adele B. Reiter,
                  Esq.*

10.72             Copy of Employment  Agreement dated December 1,
                  1998, between Registrant and Alan Bernstein, M.D.*

10.73             Copy of Employment Agreement dated December 1,
                  1998, between Registrant and Craig S. Dupont*

10.73a Copy of Amendment to Employment Agreement, dated February 11, 1999, between Registrant and
                  Craig S. Dupont*

10.74 Copy of Letter of Settlement dated June 9, 1999, between KeyBank National Association and KeyCorp. Leasing Ltd., Registrant, WCNY, WCD and GHI HMO
                  Select Inc.

10.76 Copy of Stock Purchase Agreement dated May 19, 1999 between Registrant and Kiran C. Patel, M.D.

10.76a Copy of Amendment to Stock Purchase Agreement dated May 19, 1999 between Registrant and Kiran C. Patel, M.D.

10.77             Form of Hospital Settlement Agreement between
                  Registrant, WCNY, Kiran C. Patel, M.D. HealthCare Association of New York State, Northern Metropolitan Hospital Association and the member hospital of HANYS and/or Normet

10.78             Form of Physician Settlement Agreement
                  between Registrant, WCNY, Kiran C. Patel,
                  M.D., and the Provider or Provider Group

10.79             Form of May 27, 1999 letter to Class A
                  Shareholders of Registrant


                                INDEX TO EXHIBITS

EXHIBIT NO.
-----------

10.79a            Copy of Voting Agreement dated June 9,
                  1999 between Kiran C. Patel, M.D., and
                  Robert W. Morey

10.79b            Copy of Irrevocable Proxy dated June 9,
                  1999 between Kiran C. Patel, M.D., and
                  Robert W. Morey

10.80             Copy of Asset Purchase Agreement dated May
                  20, 1999 between WCNY and Group Health
                  Incorporated

10.81 Copy of Escrow and Security Agreement dated June 11, 1999 by Registrant, WCNY, Garfunkel, Wild & Travis, P.C., Healthcare Association of New York State and Northern Metropolitan Hospital Association, The Medical Society of the State of New York and United States Trust Company of New York

10.82 Copy of Management Agreement dated June 11, 1999 between Comprehensive Health Management, Inc. and WellCare of New York, Inc.

10.83 Copy of Management Agreement dated June 11, 1999 between Comprehensive Health Management, Inc. and WellCare of Connecticut, Inc.

11                Computation of Per Share Earnings

21                List of Subsidiaries

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

(12) Incorporated by reference to the same exhibit in Registrant's Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference to the same exhibit in Registrant's Report on Form 10-Q for the period ended March 31, 1998.

(14) Incorporated by reference to the same exhibit in Registrant's Report on Form 10-Q for the period ended June 30, 1998.

(15) Incorporated by reference to the same exhibit in Registrant's Report on Form 10-Q for the period ended September 30, 1998.

* Denotes Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.