Form 10-Q
period 1999-03-31
WELLCARE MANAGEMENT GROUP INC
filed 1999-07-28
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------


                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1999


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was requiring to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of Registrant's shares outstanding on July 1, 1999 was 7,196,944 shares of common stock, $.01 per value, and 352,448 shares of Class A common stock, $.01 par value.


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



PART 1 - CONSOLIDATED FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets at March 31, 1999
           and December 31, 1998

         Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998

         Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1999 and 1998

         Consolidated Statement of Shareholders' Equity for the Three Months Ended March 31, 1999

         Notes to Consolidated Financial Statements


Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1        Legal Proceedings

Item 2        Changes in Securities

Item 3        Defaults Upon Senior Securities

Item 4        Submission of Matters to a
                  Vote of Security Holders

Item 5        Other Information

Item 6        Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                 MARCH 31,         DECEMBER 31,
                                                   1999               1998
                                                 ---------         ---------
                                                 (unaudited)
ASSETS
CURRENT ASSETS:
    Cash                                         $ 5,101           $ 6,393
    Short-term investments -
    available for sale                                 2                 2
    Accounts receivable (net
    of allowance for doubtful
    accounts of $2,412 in 1999
    and $2,808 in 1998)                            3,108             2,240
    Notes receivable (net of
      allowance for doubtful
      accounts of $7,797 in 1999
      and $7,774 in 1998)                             56                56
    Advances to participating providers              848                56
    Other receivables (net of allowances
      for doubtful accounts of $2,153 in
      1999 and $1,957 in 1998)                     1,670             1,378
    Taxes receivable                                 284               284
    Prepaid expenses and other
    current assets                                   668               541
    Property and equipment disposed of
      in 1999                                      5,564             5,564
                                                 -------           -------
TOTAL CURRENT ASSETS                              17,301            16,514
                                                 -------           -------

PROPERTY AND EQUIPMENT (net of
  accumulated depreciation and
  amortization of $7,999 in 1999
  and $7,758 in 1998)                              1,980             2,145

OTHER ASSETS:
    Restricted cash                                5,286             5,286
    Notes receivable (net of
      allowance for doubtful accounts
      of $1,108 in 1999 and 1998)                       --               --
    Goodwill (net of accumulated
      amortization of $5,407 in 1999
      and $5,299 in 1998)                          4,323             4,431
    Other non-current assets (net of
      allowance for doubtful accounts
      of $1,376 in 1999 and 1998 and
      accumulated amortization of $1,281
      in 1999 and $1,241 in 1998)                  1,532             1,563
                                                 -------           -------

TOTAL                                            $30,422           $29,939
                                                 =======           =======


                                                 MARCH 31,         DECEMBER 31,
                                                   1999                1998
                                                 ---------          ---------
                                                 (unaudited)
LIABILITIES AND SHAREHOLDERS'
    EQUITY/(DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
    Current portion of long-term debt               $20,602           $ 5,791
    Medical costs payable                            31,368            26,404
    Accounts payable                                  1,784             1,321
    Accrued expenses and other                        2,350             2,286
    Unearned income                                   5,033             6,767
                                                    -------           -------
TOTAL CURRENT LIABILITIES                            61,137            42,569

LONG-TERM LIABILITIES:
    Long-term debt and other                              7            15,078
                                                    -------           -------
TOTAL LIABILITIES                                    61,144            57,647
                                                    -------           -------
COMMITMENTS AND CONTINGENCIES                            --                --

(DEFICIENCY IN ASSETS)/SHAREHOLDERS'
    EQUITY
    Class A common  stock  ($.01  par
      value; 1,041,233 and  1,109,292
      shares authorized; 926,243
      and 994,302 shares issued
      and outstanding in 1999 and
      1998, respectively)                                 9                10
    Common stock ($.01 par value;
      20,000,000 shares authorized,
      6,635,999 and 6,567,940 shares
      issued in 1999 and 1998,
      respectively)                                      66                65

    Additional paid-in capital                       31,612            31,612
    Accumulated deficit                             (68,898)          (65,884)
    Accumulated other comprehensive
      income                                              1                 1
    Statutory reserve                                 6,695             6,695
                                                    -------           -------
                                                    (30,515)          (27,501)

    Less:
       Notes receivable from shareholders                 5                 5
       Treasury stock (at cost; 12,850
     shares of common stock in 1999 and
       1998                                             202               202
                                                    -------           -------
TOTAL (DEFICIENCY IN ASSETS)/
    SHAREHOLDERS' EQUITY                            (30,722)          (27,708)
                                                    -------           -------
TOTAL                                               $30,422           $29,939
                                                    =======           =======


          See accompanying notes to consolidated financial statements.


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                THREE MONTHS ENDED MARCH 31,
                                                --------------------------
                                                  1999              1998
                                                  ----              ----
REVENUE:
    Premiums earned                             $ 34,108          $ 35,019
    Interest income                                  279               268
    Other income - net                                25               277
                                                --------          --------
TOTAL REVENUE                                     34,412            35,564
                                                --------          --------

EXPENSES:
    Medical expenses                              29,094            28,509
    General and administrative
      expenses                                     7,523             6,929
    Depreciation and amortization
      expense                                        389               912
    Interest expense                                 420               432
                                                --------          --------
TOTAL EXPENSES                                    37,426            36,782
                                                --------          --------
LOSS BEFORE INCOME TAXES                          (3,014)           (1,218)
PROVISION FOR INCOME TAXES                            --                --
                                                --------          --------
NET LOSS                                        $ (3,014)         $ (1,218)
                                                ========          ========


LOSS PER SHARE - BASIC                          $  (0.40)         $  (0.19)
                                                ========          ========
Weighted average shares of
    common stock outstanding                       7,549             6,299
                                                ========          ========


LOSS PER SHARE - DILUTED                        $  (0.40)         $ (0.19)
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


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                              THREE MONTHS ENDED MARCH 31,
                                              ---------------------------
                                                  1999              1998
                                                  ----              ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                       $ (3,014)         $ (1,218)
Adjustments to reconcile net
 loss to net cash (used)
  by operating activities -
      Depreciation and amortization                 389               912
Changes in assets and liabilities:
    (Increase) in accounts
      receivable - net                             (868)             (266)
    Increase in medical costs payable             4,964               235
    (Increase)/decrease in other receivables       (308)              276
    (Increase)/decrease in accounts payable,
      accrued expenses and other
      current liabilities                           527              (924)
    (Increase) in prepaid
      expenses and other                           (127)             (141)
    (Decrease)/increase in unearned income       (1,734)              930
    (Increase)/decrease in advances to
      participating providers                      (792)             (602)
    Other - net                                       7               (85)
                                               --------          --------
NET CASH USED IN OPERATING
  ACTIVITIES                                       (956)             (883)
                                               --------          --------

CASH FLOWS FROM INVESTING
  ACTIVITIES-
Purchase of equipment                               (76)             (342)
                                               --------          --------
NET CASH USED IN INVESTING
    ACTIVITIES                                      (76)             (342)
                                               --------          --------


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                    1999              1998
                                                    ----              ----

CASH FLOW FROM FINANCING
  ACTIVITIES-
Repayment of notes payable and
  long-term debt                                     (260)             (173)
                                                 --------          --------
NET CASH USED IN
  FINANCING ACTIVITIES                               (260)             (173)
                                                 --------          --------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                 (1,292)           (1,398)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               6,393             3,368
                                                 --------          --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                  $  5,101          $  1,970
                                                 ========          ========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Income taxes paid                            $     --          $     --
    Interest paid                                     100               388


          See accompanying notes to consolidated financial statements.


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1999
                                 (in thousands)
                                   (unaudited)


                          Class A            Additional
                          Common    Common    Paid-In  (Accumulated  Statutory
                           Stock    Stock     Capital     Deficit)    Reserve
                          -------   ------    -------     --------   ---------

BALANCE,
DEC 31, 1998              $   10    $   65    $31,612     $(65,884)   $ 6,695

Conversion of Class
   A common to common
   shares                     (1)        1

Net loss                                                  $ (3,014)

BALANCE,
MARCH 31, 1999            $    9    $   66    $31,612     $(68,898)   $ 6,695


                                                                     Total
                         Accumulated                               Shareholders'
                            Other            Notes                  Equity/
                         Comprehensive    Receivables-     Treasury (Deficiency
                         Income/(loss)    Shareholders'     Stock    in Assets)
                         -------------    -------------    --------  ----------

BALANCE,
DEC 31, 1998             $    1           $   (5)        $   (202)     $(27,708)

Conversion of Class
   A common to common
   shares

Net loss                                                                 (3,014)

BALANCE,
MARCH 31, 1999           $    1           $   (5)        $   (202)     $(30,722)


          See accompanying notes to consolidated financial statements.


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in WellCare Management Group, Inc's ("WellCare" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1998, which have been audited by Deloitte & Touche, LLP, independent auditors, as indicated in their report therein. The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern (refer to the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Notes 1m and 20 therein and Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended March 31, 1999). In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at March 31, 1999, and the results of operations and cash flows for the interim period presented. Operating results for the interim period may not necessarily be indicative of results that may be expected for the year ending December 31, 1999. Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2. SUBSEQUENT EVENTS

a. In June 1999, Kiran C. Patel, M.D. ("Patel"), the principal of Well Care HMO, Inc., a Florida corporation, an entity unrelated to WellCare, purchased a 55% ownership interest in WellCare for $5 million. The investment was dependent on the closing of the transactions described in Notes 2b, 2c, 2d, 6 and 7. Dr. Patel purchased a newly authorized series of senior convertible preferred stock (Series A) ("the shares") of WellCare, which will provide him with 55% of WellCare's voting power. The preferred stock is subject to mandatory conversion into common stock upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 75 million. The shares will be convertible into 55% of the then outstanding common stock (after giving effect to such conversion) and will be subject to anti-dilution rights under which Dr. Patel will generally preserve his 55% interest in WellCare until there are 75 million shares of common stock issued and outstanding. WellCare of New York, Inc. ("WCNY") and WellCare of Connecticut, Inc. ("WCCT") also entered into management agreements with Comprehensive Health Management, Inc. ("Comprehensive") an affiliate of Dr. Patel, to manage their HMO operations, excluding the commercial business of WCNY sold to GHI (see Note 2b).


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The management agreements with Comprehensive are for a term of five years, effective June 1, 1999. The management fee to each HMO ranges from 7.5% of the premium revenue when there are more than 80,000 members, to 9.5% of the premium revenues when there are less than 40,000 members. Comprehensive will cover services for claims, customer service, utilization review, data processing/MIS (including Y2K compliance expenses and costs), credentialing, communication, provider relations, and day to day accounting. Comprehensive will provide financial reports to the HMOs and the appropriate regulatory agencies. The fee does not cover other costs, such as marketing functions, legal costs, extraordinary accounting and audit costs, and any extraordinary costs. The management agreement with WCNY was approved by New York State regulators on June 11, 1999. Pending a public hearing in Connecticut and regulatory approval of the acquisition of control of WCCT, Dr. Patel is precluded from exercising influence in directing the management and policies of WCCT. State regulators, however, have authorized the performance of the WCCT management agreement, with certain limitations.

b. In June 1999, WCNY sold its commercial business, including approximately 25,000 members, to Group Health Incorporated ("GHI") for $5 million, effective June 1,1999. WellCare received $4 million at closing, and $1 million was placed in escrow pending a determination of the total number of WCNY commercial members at June 1, 1999. If the commercial membership is at least 25,000 members, all of the proceeds will be released from escrow. WellCare and WCNY have agreed not to engage in commercial HMO business in New York for a period of one year following the closing.

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


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3. PREMIUM REVENUE

Effective January 1, 1999, WCNY did not renew its Medicare Risk contracts in four counties in New York. The Medicare enrollment in these counties was approximately 4,000.

Effective  June  1,  1999,   WCNY  sold  its  commercial   business,   including
approximately 25,000 members (see Note 2b).

4. MEDICAL COSTS PAYABLE AND MEDICAL EXPENSES

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

b. In April 1998, NYSID announced the distribution of approximately $110 million in accumulated pool funds to Health Plans to help offset losses resulting from adverse selection of its products by high cost enrollees. These pools had been established five years ago to reimburse Health Plans that covered a higher than average number of sick people. The surplus relates to the years 1993 to 1996. WCNY recorded an estimated $800,000 reduction in medical expenses in the quarter ended March 31, 1998, substantially all of which amount was collected later in 1998. As part of this distribution, NYSID limited 1998 individual and small group rate increases to less than ten percent (10%).

5. SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

In June 1995, the Company contributed approximately $5.1 million to its then wholly-owned subsidiary, WellCare Medical Management, Inc. ("WCMM"), which was engaged in managing physician practices, and then sold the assets of WCMM for cash of $.6 million and a note receivable of $5.1 million. The buyer, Primergy, Inc. ("Primergy"), which had been newly formed to acquire WCMM, is in the business of managing medical practices and providing related consultative services, and entered into agreements to manage the regional health care delivery networks (the "Alliances"/"IPAs"). The Company also received a five-year option to acquire Primergy, which option was canceled in 1996. The note receivable bears interest at a rate equal to prime plus 2% (9.75% at March 31, 1999), with interest payable monthly through July 31, 2000. Primergy has paid only interest through January 1996.

The Company has also advanced $3.4 million to Primergy ($.6 million in 1997, $2.1 million in 1996 and $.7 million in 1995) for operating expenses and unpaid interest, which obligations are documented by notes of $215,000 and $2.1 million and interest receivable of $1.1 million. The note for $215,000, which is dated February 26, 1996, bears interest at a rate equal to prime plus 2% (9.75% at March 31, 1999) and was due December 31, 1996. No payments of principal have been made on this note, nor payments of interest beyond May 1996.


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

In February 1997, Primergy executed the promissory note for $2.1 million, bearing interest at the rate of prime plus 2% (9.75% at March 31, 1999), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below (no interest has been paid on this obligation). Subsequently, in February 1997, Primergy entered into an Option Agreement with a potential investor (the "Investor"), whereby the Investor loaned Primergy $4,000,000 and received an option to merge with Primergy, exercisable through June 30, 1998. Concurrently, WellCare entered into an agreement with Primergy whereby WellCare agreed to forebear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the common stock of the company if the Investor were to exercise its option to merge and immediate repayment of the $2.1 million note upon effectiveness of such merger. At June 30, 1998, the Investor's option to merge expired without being exercised. As a result, forbearance of the debt has been rescinded and the original payment terms of the $5.1 million note reinstated. Primergy is obligated to continue paying monthly interest on the $2.1 million note, with principal payments over a thirty-six month commencing July 1, 1998. Primergy has not made any of the principal or interest payments due under the $2.1 million note. The notes are subordinated to the Investor's security interest.

In view of Primergy's operating losses and advances to the Alliances, the Company had obtained from certain of Primergy's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. In April 1997, the Company's Board of Directors agreed to release these guarantees and related collateral pledged by the guarantors to secure the guarantees in exchange for Primergy's stock options that such guarantors originally received from Primergy and a release from the guarantors for any potential claims against WellCare associated with the transactions. In view of Primergy's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and Primergy's default on the payments of the notes, the Company had fully reserved in 1995 the original $5.1 million note receivable, plus the $.7 million advanced in 1995. In 1996, the Company established an additional net reserve of $1.9 million for the $215,000 note, interest accrued on the notes, and advances receivable, net of the deferred gain of $144,000 on the original sale. In 1997, the Company established a reserve of $.8 million for 1997 accrued interest not paid by Primergy and for advances made in 1997. In 1998, the Company established a reserve of $0.8 million for 1998 accrued interest not paid. All amounts due to the Company from Primergy, net of the deferred gain on the original sale, are fully reserved.

In February 1999, the Company entered into a letter of intent to settle its outstanding indebtedness with Primergy and to amend the five independent practice association ("IPAs") service agreements with the IPAs owned by Primergy. A transaction was not consummated.


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6. MORTGAGE DEBT

In June 1999, the Company reached a settlement with Key Bank (the "Bank"), whereby the Company will transfer ownership of the real property securing two mortgages to the Bank in lieu of foreclosure. The net book value of the real property was approximately $6.5 million compared to the outstanding mortgage balances of approximately $4.4 million. In June 1999, the Company reached a settlement with Premier National Bank ("Premier"), whereby the Company will transfer ownership to Premier of the real property securing two mortgages, in lieu of foreclosure. The net book value of the real property was approximately $1.8 million compared to the outstanding mortgage balances of approximately $1 million. The Company recorded an expense for impaired assets of approximately $2.8 million in 1998 to reduce the net carrying value of the mortgaged properties to its respective mortgage balance. At March 31, 1999, the adjusted net carrying value of the mortgage assets, and the corresponding mortgage debt, have been classified as current.

7. SUBORDINATED CONVERTIBLE NOTE

As a condition to the closing of the Patel transaction, in June 1999, The 1818 Fund II, L.P. (the "Fund") converted the $15 million Note, plus unpaid interest of approximately $0.7 million, into newly authorized senior convertible preferred stock (Series B) of the Company. The preferred stock is non-voting and is subject to mandatory conversion (subject to regulatory approval) into 10,000,000 shares of common stock of WellCare upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 75 million. At March 31, 1999, the entire debt has been classified as current.

8. INCOME TAXES

The company has reported continuing operating losses in 1996, 1997, 1998 and the first quarter of 1999. The ability to realize the tax benefits associated with these losses is dependent upon the Company's ability to generate future taxable income from operations and/or to effectuate successful tax planning strategies. Although management believes that profitable operations will ultimately be achieved, the Company has provided a 100% valuation allowance with respect to the additional 1999 tax assets in view of their size and length of the expected recoupment period.

The maximum utilization period for the NOL's are fifteen (15) and five (5) years for New York and Connecticut, respectively.

9. STOCK OPTIONS

The Company's 1993 Incentive and Non-Incentive stock option plan (the "Plan"), as amended, has 820,904 shares reserved for issuance, as of March 31, 1999, upon exercise of options granted or to be granted.


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Options to purchase 600,741 shares of Common Stock at exercise prices ranging from $1.25 to $24.50 per share were outstanding under the Plan on March 31, 1999. Of the total options outstanding at March 31, 1999, options to purchase 456,089 shares were exercisable.

Effective February 25, 1999, the Company's former Chairman of the Board resigned and the 600,000 Non-Incentive Executive Stock Options previously granted to him were terminated.

The Company has adopted the disclosure-only provisions of the FASB's SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS 123"). Accordingly, no compensation cost has been recognized for grants of stock options.

10. STATUTORY REQUIREMENTS

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At March 31, 1999, WellCare had required cash reserves of $5.3 million and a contingent reserve of $6.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a Section 1307 loan in March 1998, which retroactively brought WCNY's December 31, 1997 statutory net worth above the permitted 50% contingent reserve requirement. WCNY had been operating within the 50-100% discretionary contingent reserve requirement during 1997, and through the first quarter of 1998, with the full knowledge of NYSID. In 1998, the Company forgave the management fees for WCNY for 1998 in the amount of approximately $1.4 million. However, after giving effect to the reported results for 1998, and for the quarter ended March 31, 1998, at December 31, 1998 and March 31, 1999 WCNY had a negative statutory net worth of approximately ($14.6) and ($17.1) million, respectively. Failure to come into compliance with the reserve requirement could cause NYSID to take action which could include restriction or revocation of WCNY's license. Management has had ongoing discussions and meetings with NYSID regarding WCNY's operating results and compliance with various statutory requirements and has updated NYSID of the Company's plans to obtain additional funds. This includes a remedial action plan based upon capital to be contributed to WCNY and WCNY's ultimate return to profitability. In April 1999, WCNY agreed to a consent to rehabilitation in which the State of New York has the right to commence court proceedings and have an order entered into that would give the State of New York the right to assume the


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

operations of WCNY. In June 1999, the Company consummated the Patel and GHI transactions, among others, which are intended to bring WCNY within the 50% to 100% of the revised contingent reserve requirement, as permitted by NYSID. In connection with the Patel and GHI transactions, in June 1999, the Company loaned WCNY $5 million under the provisions of Section 1307. As a result of these transaction, WellCare anticipates that the State of New York would not exercise that right. In addition, as a result of WCNY's sale of its commercial business, the statutory cash reserve required will decrease to $2.9 million, and the statutory contingent reserve will decrease to $3.7 million. Management believes that the consummation of these transactions will improve WellCare's ability to continue as a going concern.

WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that WCCT maintain a minimum statutory reserve of $1 million. In June and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required minimum of $1 million. In March 1998, the Company made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. At March 31, 1999 and December 31, 1998, WCCT is not in compliance with the statutory net worth requirement, having a statutory net worth of approximately $0.6 million at each date, including an account receivable from the Company of approximately $0.9 million. As a result, on June 2, 1999 the State of Connecticut Insurance Department issued an order requiring WCCT to submit to administrative supervision by the State's Insurance Commissioner until WCCT meets its statutory net worth (without including the account receivable from the Company) and other requirements. Management has been meeting with the Connecticut Department of Insurance regarding the statutory net worth deficiency to develop a mutually agreeable plan to bring WCCT into compliance with the statutory net worth requirement.

11. COMMITMENTS AND CONTINGENCIES

a. In October 1994, WCNY entered into contracted arrangements with the majority of its primary care physicians and specialists through contracts with regional health care delivery networks with attendant risk-sharing to capitating the IPAs comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at an accumulated deficit since inception but have instituted measures designed to reduce this deficit and achieve profitability. The IPAs could request additional funding beyond the contractual increases from the Company, which management does not believe should be required and, if requested by the Alliances, does not intend to provide such funding. During 1997, the Alliances received a $4.0 million cash infusion from an unrelated third-party.

In an effort to improve profitability of the Company and the Alliances, WCNY entered into a letter of understanding with the Alliances in September 1996 to restructure its capitation arrangement. In April 1998, formal contracts were finalized and executed. WCNY reassumed risk for certain previously capitated services, with a corresponding reduction in rates. WCNY capitated


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

the Alliances for all physician services, both primary care and specialty services, on a per member per month ("PMPM") basis for each HMO member associated with an Alliance except for physician services for certain diagnostics and mental health substance abuse, which are capitated through regional integrated delivery systems. Management of the Alliances and WCNY believe that the these measures will enable the Alliances to achieve profitability and reduce their accumulated deficits.

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

Management of the Company does not believe that such additional financial or increased contractual capitation rates should be required by the Alliances/IPAs and has no intention to agree to such terms if requested by the Alliances/IPAs beyond the negotiated contractual increases. However, as described in Note 3g of Notes to Consolidated Financial Statements in the 1998 Annual Report on Form 10-K, the Company agreed to record charges to medical expense based on the instructions of NYSID. Effective September 1996, the Company entered into a letter of understanding with the Alliances/IPAs to restructure its capitation arrangement. Under this understanding, the Company reassumed risk for certain previously capitated services with a corresponding reduction in rates.

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

The Subordinated Convertible Note was issued in a private placement in January 1996, amended with the holder in February 1997 and January 1998, and converted into senior convertible preferred stock of the Company in June 1999 (see Note
7). The other long-term debt, primarily mortgage debt, was settled in June 1999 (see Note 6) and approximates its fair value.

13. NET (LOSS) PER SHARE

Net (loss) per share - Basic is computed using weighted average number of common shares outstanding for the applicable period. Net (loss) per share - Diluted is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts of including equivalents would be anti-dilutive.

14. PRO FORMA BALANCE SHEET

The Company's consolidated balance sheet at March 31, 1999, after giving pro forma effect to reflect the transactions discussed in Notes 2, 6 and 7 as if they had occurred at March 31, 1999, is as follows:

                                     March 31, 1999
                            ----------------------------------
                                     (In thousands)

                            Actual                   Proforma
                            ------                  ---------

Current assets              $ 17,301                $ 24,130
                            --------                --------
Total assets                $ 30,422                $ 37,251
                            ========                ========


              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                            March 31, 1999
                                   ----------------------------------
                                            (In thousands)

                                   Actual                    Proforma
                                   ------                    ---------

Current liabilities                $ 61,137                  $ 34,837
                                   --------                  --------

(Deficiency in assets)/
    Shareholders' equity           $(30,722)                 $  2,407
                                   --------                  --------
Total liabilities and
    Shareholders' equity           $ 30,422                  $ 37,251
                                   ========                  ========

Working capital (deficiency        $(43,836)                 $(10,707)
                                   ========                  ========

In addition, after the successful consummation of the above transactions, especially the renegotiation with the hospitals, physicians and other health care providers, management anticipates that WCNY's statutory-basis net worth would be at least 50% of the revised contingent reserve requirement of approximately $3.7 million.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in the quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 1998 financial statements states that "the Company's recurring losses from operations, cash used in operations, deficiency in assets at December 31, 1998 and failure to maintain 100% of the contingent reserve requirement for the New York State Department of Insurance ("NYSID") at December 31, 1998 raise substantial doubt about its ability to continue as a going concern."

Certain statements in this Form 10-Q are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors, including but not limited to the following: the Company's ability to continue as a going concern; that Dr. Patel will not obtain Connecticut regulatory approval of the change in control of WCCT contemplated by the Patel transaction; the inability to meet HMO statutory net worth requirement for WCNY or WCCT; the absence of a commercial line of business in WCNY for at least one year; that increased regulation will increase health care expenses; that increased competition in the Company's markets or change in product mix will unexpectedly reduce premium revenue; that the Company will not be successful in increasing membership growth; that there may be adverse changes in Medicare and Medicaid premium rates set by federal and state governmental agencies; that health care cost in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, change in physician practices, and new technologies; that the Company with be unable to successfully expand its operations into New York City, Westchester County and the States of Connecticut; and that major health care providers will be unable to maintain their operations and reduce or eliminate their accumulated deficits.

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


The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the periods indicated:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                   1999              1998
                                                   ----              ----

Revenue:
Premiums earned                                    99.1%             98.5%
Interest and other income                            .9               1.5
                                               --------          --------

Total revenue                                     100.0             100.0

Expenses:
Hospital services                                  25.7              25.9
Physician services                                 57.3              54.5
Other medical services                              1.6              (0.3)
                                               --------          --------
Total medical expenses                             84.6              80.1
General and administrative                         21.9              19.5
Depreciation and amortization                       1.1               2.6
Interest and other expenses                         1.2               1.2
                                               --------          --------
Total expenses                                    108.8             103.4

Loss before income taxes                           (8.8)             (3.4)
Provision for income taxes                           --                --
                                               --------          --------
Net loss                                           (8.8)%            (3.4)%
                                               --------          --------

STATISTICAL DATA:
HMO member months enrollment                    212,125           208,221

Medical loss ratio (1)                             85.3%             81.4%
General and administrative
  ratio (2)                                        21.9%             19.5%

------------------------
(1) Total medical expenses as a percentage of premiums earned; reflects the combined rates of commercial, Medicaid, Full-Risk Medicare and Medicare supplemental members. Medical expense in 1999 includes interest expense relating to "Prompt Pay" payments.
(2)  General and administrative expenses as a percentage of total revenue.


THREE MONTHS ENDED MARCH 31, 1999
COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Premiums earned in the first quarter of 1999 decreased by 2.6%, or $0.9 million, to $34.1 million from $35.0 million in the first quarter of 1998. Medicaid premium revenue, decreased 4.6%, or $0.4 million, primarily as a result of a decrease in average per member rates of 1.9%, or $0.2 million, plus a 2.7% decrease, or $0.2 million, in member months. Medicare premium revenue decreased 33.7%, or $3.5 million, as a result of a 39.1%, or $4.1 million, decrease in member months, partially offset by an increase in average per member rates of 8.9%, or $0.6 million. The decrease in member months is the direct result of WCNY not renewing its Medicare Risk contracts in four counties in New York, effective January 1, 1999. Commercial premium revenue increased 18.5%, or $3.0 million, as a result of a 15.2%, or $0.5 million, increase in member months and a 2.9%, or 2.5 million, increase in average member rates. The increase in Commercial membership is the net result of increased membership in WCCT and in the Child Health Plus program, less a decrease in WCNY commercial membership. Total member months in the quarter ended March 31, 1999 increased 1.9% to 212,125 as compared to 208,221 for the quarter ended March 31, 1998.

Interest and other income decreased 44.2%, or $0.2 million, to $0.3 million in the first quarter of 1999, due to a decrease in third party reimbursements.

Medical expenses increased 2.1% or $0.6 million, to $29.1 million in the first quarter of 1999, from $28.5 million reported in the comparable period in 1998. Medical expenses on a per member per month ("PMPM") basis were relatively constant, and increased as a percentage of premiums earned (the "medical loss ratio") from 81.9% in 1998 to 85.3% in 1999. Medical expenses and the medical loss ratio in 1999 are higher than 1998 because 1998 medical expenses include an $0.8 million credit relating to the accumulated pool funds distribution announced by NYSID in 1998. In addition, the 1998 quarter does not include approximately $1.5 million of additional medical expenses, which amounts were recorded in subsequent 1998 quarters when it was determined that the IBNR estimated in the 1998 first quarter was less than the medical claims expenses actually incurred. In the absence of these items, 1999 medical expenses decreased slightly because of the reduction in Medicare related medical expenses attributable to the non renewal of this business in four counties, effective January 1, 1999.

General and administrative (G&A) expenses increased 8.6%, or $0.6 million, to $7.5 million in the first quarter of 1999 and increased as a percentage of total revenue (the "G&A ratio") to 21.9% in the first quarter of 1999 from 19.5% in the first quarter of 1998. The increase in G&A expenses resulted primarily from increased contract labor incurred in connection with the transactions consummated in June 1999 ($0.5 million) and additional consulting fees related to upgrading the AMISYS and other data processing systems ($0.7 million), less a decrease in bad debt expense ($0.9)

Depreciation and amortization decreased 57.3% to $0.4 million, as a result of the accelerated amortization of Goodwill and Preoperating Costs in the fourth quarter of 1998; and the accelerated depreciation recorded in the fourth quarter of 1998 to reduce the net carrying value of Property and Equipment to its net realizable value.


Interest expense remained constant at $0.4 million, although $0.3 relates to the $15 million Note, which interest was not paid and was part of the conversion of the Note into convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had a working capital deficiency of $43.8 million, excluding the cash reserve of $5.3 million required by New York State which is classified as a non-current asset, compared to a working capital deficiency of $6.8 million at March 31, 1998, excluding the cash reserve of $5.8 million. The increased deficiency is attributable primarily to the operating loss in 1998 and the first quarter of 1999, and the classification of the $15 million Note as current to recognize its conversion into equity in June 1999. The Company's requirements for working capital are principally to meet current obligations, to fund HMO operations and to maintain necessary regulatory reserves. In order to eliminate this deficiency, and to continue as a going concern, the Company is dependent upon the successful consummation of a transaction or transactions which would provide capital sufficient to meet its financial obligations, including statutory compliance, and its achieving a return to profitability. In March 1998, the Company engaged Bear, Stearns & Co., Inc. to assist the Company in exploring its strategic opportunities. In June 1999, the Company consummated a number of transactions which are expected to reduce the Company's working capital deficit by approximately $33.1 million. The transactions include: an equity investment of $5 million (the "Patel transaction"); sale of WCNY's commercial business for approximately $5 million (the "GHI transaction"); settlement of provider claims at amounts significantly lower than the estimated liability of approximately $30.5 million; renegotiation and settlement of approximately $5.4 million of mortgage debt; and the conversion of the $15 million Note into senior convertible preferred stock of the Company. After the conclusion of these transactions, the Company's ongoing cash requirements will be less because all long-term debt will have been retired, the Company will no longer provide commercial health care coverage in New York, its space needs will have been reduced substantially, and it will have 105 employees compared to 236 at December 31, 1998.

Net cash used by operating activities was $1.0 million during the first quarter of 1999 as compared to $0.9 million for the first quarter of 1999. The cash used in operations in the first quarter of 1998 resulted primarily from the operating loss, a decrease in unearned income, an increase in accounts receivable and an increase in advances to participating providers, partially offset by an increase in medical costs payable. The cash used in the first quarter of 1998 was to fund the cash operating loss and the net decrease in payables, partially offset by an increase in unearned income. Cash used for capital expenditures was approximately $0.1 million during the first quarter of 1999 as compared to $0.3 million for the same period in 1998.

Legislation by New York State and Connecticut requires HMOs to pay undisputed claims within 45 days of date of receipt. In the first quarter of 1999 WCNY and WCCT continued to pay claims later than required. The Company records as an expenses the estimated interest it is required to pay, which management believes is not material to the Company's results of operations.


New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At March 31, 1999, WellCare had required cash reserves of $5.3 million and a contingent reserve of $6.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a Section 1307 loan in March 1998, which retroactively brought WCNY's December 31, 1997 statutory net worth above the permitted 50% contingent reserve requirement. WCNY had been operating within the 50-100% discretionary contingent reserve requirement during 1997, and through the first quarter of 1998, with the full knowledge of NYSID. In 1998, the Company forgave the management fees for WCNY for 1998 in the amount of approximately $1.4 million. However, after giving effect to the reported results for 1998, and for the quarter ended March 31, 1999, at December 31, 1998 and March 31, 1999 WCNY had a negative statutory net worth of approximately ($14.6) and ($17.1) million, respectively. Failure to come into compliance with the reserve requirement could cause NYSID to take action which could include restriction or revocation of WCNY's license. Management has had ongoing discussions and meetings with NYSID regarding WCNY's operating results and compliance with various statutory requirements and has updated NYSID of the Company's plans to obtain additional funds. This includes a remedial action plan based upon capital to be contributed to WCNY and WCNY's ultimate return to profitability. In April 1999, WCNY agreed to a consent to rehabilitation in which the State of New York has the right to commence court proceedings and have an order entered into that would give the State of New York the right to assume the operations of WCNY. In June 1999, the Company consummated the Patel and GHI transactions, among others, which are intended to bring WCNY within the 50% to 100% of the revised contingent reserve requirement, as permitted by NYSID. In connection with the Patel and GHI transactions, in June 1999, the Company loaned WCNY $5 million under the provisions of Section 1307. As a result of these transactions, WellCare anticipates that the State of New York would not exercise that right. In addition, as a result of WCNY's sale of its commercial business, the statutory cash reserve required will decrease to $2.9 million, and the statutory contingent reserve will decrease to $3.7 million. Management believes that the consummation of these transactions will improve WellCare's ability to continue as a going concern.

WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that WCCT maintain a minimum statutory reserve of $1 million. In June and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required minimum of $1 million. In March 1998, the Company made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. At March 31, 1999 and December 31, 1998, WCCT is not in compliance with the statutory net worth requirement, having a statutory net worth of approximately $0.6 million, at each date, including an account receivable from the Company of approximately $0.9 million. As a result, on June 2, 1999 the State of Connecticut Insurance Department issued an order requiring WCCT to submit to administrative supervision by the State's Insurance Commissioner until WCCT meets its statutory net worth (without including the account receivable from the Company) and other requirements. Management has been meeting with the Connecticut Department of Insurance regarding the statutory net worth deficiency to develop a mutually agreeable plan to bring WCCT into compliance with the statutory net worth requirement.

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

In January, 1996, the Company completed a private placement of a subordinated convertible note in the principal amount of $20,000,000 (the "Note") due December 31, 2002, with The 1818 Fund II, L.P., (the "Fund"), a private equity fund managed by Brown Brothers Harriman & Co. The Company utilized a part of the net proceeds of this private placement to retire a portion of its debt. The Note, was amended in February 1997, and subsequently in January 1998, and is convertible into shares of WellCare common stock. In January 1998, the Fund agreed to convert $5 million of the Note into 1,250,000 shares of common stock of the Company at a conversion price of $4 per share, subject to an anti-dilution adjustment. The conversion was completed in May 1998. The Note initially accrued interest at 6.0% per annum, amended to 5.5% per annum in 1997 and amended to 8% per annum in 1998. In June 1999, the Fund converted the remaining $15 million Note, plus accrued and unpaid interest of approximately $0.7 million, into newly authorized senior convertible preferred stock (Series
B) of the Company. The preferred stock is non-voting and is subject to mandatory conversion (subject to regulatory approval) into 10,000,000 shares of WellCare's common stock upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares from 20 million to 75 million.

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

At March 31, 1999, the Company had total mortgage indebtedness of $5.4 million outstanding on five of its office buildings, of which approximately $3.9 million is due January 1, 2000, approximately $0.7 million is due March 1, 2000, and approximately $0.3 million is due March 1, 2001. All of the mortgages debt was retired in June 1999.

THE YEAR 2000 (Y2K)

In connection with the "Patel" and "GHI" transactions, the Company sold or assigned substantially all of its computer hardware and software to GHI. The plan is for all data processing/MIS requirements to ultimately be provided under the terms of the newly executed management agreements with Comprehensive Health Management, Inc. ("Comprehensive"), an affiliate of Dr. Patel. Under the terms of the GHI transaction, the Company will continue to use the existing computer systems and software during a transition period. The computer hardware and software that was not sold or assigned to GHI is in the process of being upgraded so that it will be Y2K compliant. The Company anticipates these modifications will be completed by September 1999.

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

QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities and minimally through its short-term investments. In June 1999, the Company retired its long-term debt. This includes conversion into equity by The 1818 Fund II, L.P., and the settlement by the Company of its mortgages with Key Bank and Premier National Bank, whereby the Company will transfer ownership of real property securing the mortgages to the banks in lieu of foreclosure. There were no fluctuations in interest rates for these obligations between March 31, 1999 and the date of retirement. Although there is inherent risk for any replacement borrowings, the extent of this is not quantifiable or predictable because of the restructuring of the Company as a result of the June transactions.


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


Item 2 Changes in Securities

On June 11, 1999, Kiran C. Patel, M.D. ("Patel"), the principal of Well Care HMO, Inc., a Florida corporation, an entity unrelated to WellCare, purchased a 55% ownership interest in WellCare for $5 million. Dr. Patel purchased 100,000 shares (the "Shares") of a newly authorized series of senior convertible preferred stock ("Series A Convertible Preferred Stock") of WellCare, which will provide him with 55% of WellCare's voting power. The Series A Convertible Preferred Stock is subject to mandatory conversion into common stock upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 75 million. The Shares will be convertible into 55% of the then outstanding common stock (after giving effect to such conversion) and will be subject to anti-dilution rights under which Dr. Patel will generally preserve his 55% interest in WellCare until there are 75 million shares of common stock issued and outstanding. In order to preserve his 55% interest, Dr. Patel will be required to pay the par value ($0.1 per share) for each common share subsequently purchased. The Shares were purchased for investment and the issuance of those securities was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The certificate representing the Shares was appropriately legended to reflect that the Shares have not been registered under said Act.

On June 11, 1999, the 1818 Fund II, L.P. converted the $15 million 8% subordinated convertible promissory note, plus accrued and unpaid interest of approximately $0.7 million, into 100,000 shares of a second newly authorized series of senior convertible preferred stock ("Series B Convertible Preferred Stock") of WellCare. The Series B Convertible Preferred Stock is non-voting and is subject to mandatory conversion (subject to regulatory approval) into 10,000,000 shares of WellCare's common stock upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares from 20 million to 75 million. The shares were purchased for investment and the issuance of those securities was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The certificate representing the shares of Series B Convertible Preferred Stock was appropriately legended to reflect that the shares have not been registered under said Act.

As a condition of the closing of the Patel transaction, the holders of 644,287 shares of Class A common stock, which has ten votes per share, agreed to convert their shares into shares of common stock on a share-for-share basis. Robert W. Morey, the holder of the remaining 281,956 shares of Class A common stock outstanding, has given a two-year proxy in favor of Dr. Patel to vote Mr. Morey's shares of Class A common stock.


Item 3 Defaults Upon Senior Securities

In June 1999, the Fund converted the $15 million Note, plus accrued and unpaid interest of approximately $0.7 million, into newly authorized senior convertible preferred stock (Series B) of the Company (see Note 7). Prior to the conversion, the Company had been in non-compliance with certain of the Note's provisions.

In July 1998, Key Bank (the "Bank") notified the Company that it considered the Company not in compliance with certain financial ratio requirements included in its two mortgages, with outstanding balances, at that time, of approximately $4.9 million (approximately $4.4 million at March 31, 1999. The Bank has expressed a willingness to pursue a resolution, and had not exercised its rights or remedies. The Company had been current in the payments of its obligations with the Bank. In June 1999, the Company reached a settlement with the Bank whereby the Company agreed to transfer ownership of the mortgaged properties to the Bank in settlement of the outstanding mortgages.


Item 4 Submission of Matters to a Vote of Security Holders

Not Applicable


Item 5 Other Information

a. Changes in Control

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


As a condition of the closing of the Patel transaction, the holders of 644,287 shares of Class A common stock, which has ten votes per share, agreed to convert their shares into shares of common stock on a share-for-share basis. Robert W. Morey, the holder of the remaining 281,956 shares of Class A common stock outstanding, has given a two-year proxy in favor of Dr. Patel to vote Mr. Morey's shares of Class A common stock.

b. Disposition of Assets

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

c. Changes in Directors and Executive Officers

Effective June 11, 1999, John E. Ott, M.D., resigned as Executive Vice President and director.

Effective June 11, 1999, the following individuals were elected to the positions listed:


         Kiran C. Patel, M.D.                President, Chief Executive
                                             Officer and Chairman of the
                                             Board

         Henry Suarez                        Treasurer and director

         Sandip I. Patel, Esq.               General Counsel

         Pradip C. Patel                     Director

         Rupesh R. Shah                      Director

         Hitesh P. Adhia                     Director


Item 6 Exhibits and Reports on Form 8-K

(a)      Exhibits:


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


The WellCare Management Group, Inc.



By:      /s/ Kiran C. Patel, M.D.
         --------------------------------------------
         Kiran C. Patel, M.D.
         Chairman of the Board, President and
         Chief Executive Officer
         (Principal Executive Officer)




By:      /s/ Craig S. Dupont
         --------------------------------------------
         Craig S. Dupont
         Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)






Date:    July 28, 1999


                                INDEX TO EXHIBITS


All exhibits below are filed with this Quarterly Report of Form 10-Q:



EXHIBIT NUMBER
--------------

11 Computation of Net Income Per Share of Common Stock


27 Financial Data Schedule