Form 10-Q
period 1999-06-30
WELLCARE MANAGEMENT GROUP INC
filed 1999-08-16
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was requiring to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of Registrant's shares outstanding on July 1, 1999 was 7,267,436 shares of common stock, $.01 per value, and 281,956 shares of Class A common stock, $.01 par value.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
PART 1 - CONSOLIDATED FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets at June 30, 1999
                and December 31, 1998 ......................................   3

              Consolidated Statements of Operations for the
                Three Months Ended June 30, 1999 and 1998 ..................   5

              Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1999 and 1998 ....................   6

              Consolidated Statement of Shareholders' Equity
                for the Six Months Ended June 30, 1999 .....................   8

              Notes to Consolidated Financial Statements ...................   9

Item 2        Management's Discussion and Analysis of
                Financial Condition and Results of Operations ..............  20


PART II - OTHER INFORMATION

Item 1        Legal Proceedings ............................................  27

Item 2        Changes in Securities ........................................  28

Item 3        Defaults Upon Senior Securities ..............................  29

Item 4        Submission of Matters to a
                  Vote of Security Holders .................................  29

Item 5        Other Information ............................................  29

Item 6        Exhibits and Reports on Form 8-K .............................  31

Signatures .................................................................  32

Index to Exhibits ..........................................................  33

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                              JUNE 30,          DECEMBER 31,
                                                                1999              1998
                                                              ---------         ---------
                                                            (unaudited)
ASSETS
CURRENT ASSETS:
    Cash                                                      $ 9,924           $ 6,393
    Short-term investments -
    available for sale                                              2                 2
    GHI Membership Escrow Receivable                            1,000                --
    Cash Escrow - Claims Settlement                            10,000                --
    Accounts receivable (net
    of allowance for doubtful
    accounts of $2,412 in 1999
    and $2,808 in 1998)                                         2,196             2,240
    Notes receivable (net of
      allowance for doubtful
      accounts of $7,797 in 1999
      and $7,774 in 1998)                                          56                56
    Advances to participating providers                           702                56
    Other receivables (net of allowances
      for doubtful accounts of $2,153 in
      1999 and $1,957 in 1998)                                  1,822             1,378
    Taxes receivable                                              284               284
    Prepaid expenses and other
    current assets                                                161               541
    Property and equipment disposed of
      in 1999                                                      --             5,564
                                                              -------           -------
TOTAL CURRENT ASSETS                                           26,147            16,514
                                                              -------           -------

PROPERTY AND EQUIPMENT (net of
  accumulated depreciation and
  amortization of $ 4,304 in 1999
  and $7,758 in 1998)                                           1,296             2,145

OTHER ASSETS:
    Restricted cash                                             2,892             5,286
    Notes receivable (net of
      allowance for doubtful accounts
      of $1,108 in 1999 and 1998)                                  --                --
    Goodwill (net of accumulated
      amortization of
      $5,299 in 1998)                                               0             4,431
    Other non-current assets (net of
      allowance for doubtful accounts
      of $1,376 in 1999 and 1998 and
      accumulated amortization of $1,281
      in 1999 and $1,241 in 1998)                                 537             1,563
                                                              -------           -------
    TOTAL                                                     $30,872           $29,939
                                                              =======           =======

                                                              JUNE 30,          DECEMBER 31,
                                                                1999              1998
                                                              ---------         ---------
                                                            (unaudited)
LIABILITIES AND SHAREHOLDERS'
    EQUITY/(DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
    Current portion of long-term debt                         $    --           $ 5,791
    Medical costs payable                                      31,343            26,404
    Accounts payable                                              972             1,321
    Accrued expenses and other                                  1,994             2,286
    Unearned income                                             3,879             6,767
                                                              -------           -------
TOTAL CURRENT LIABILITIES                                      38,188            42,569
LONG-TERM LIABILITIES:
    Long-term debt and other                                        8            15,078
                                                              -------           -------
TOTAL LIABILITIES                                              38,196            57,647
                                                              -------           -------
COMMITMENTS AND CONTINGENCIES                                      --                --
(DEFICIENCY IN ASSETS)/SHAREHOLDERS'
    EQUITY
    Series A voting preferred stock
      ($.01 par value; 100,000 shares
      authorized; 100,000                                           1                --
      shares issued and outstanding
    Series B non voting preferred stock
      ($.01 par value; xx,xxx,xxx shares
      authorized; 100,000                                           1                --
      shares issued and outstanding
    Class A common  stock  ($.01  par  value;
    1,041,233  and  1,109,292  shares authorized;
    926,243 and 994,302 shares issued and outstanding
    in 1999 and 1998, respectively)                                 3                10
    Common stock ($.01 par value;
      20,000,000 shares authorized,
      6,635,999 and 6,567,940 shares
      issued in 1999 and 1998,
      respectively)                                                72                65
    Additional paid-in capital                                 51,851            31,612
    Accumulated deficit                                       (62,757)          (65,884)
    Accumulated other comprehensive
      income                                                        1                 1
    Statutory reserve                                           3,712             6,695
                                                              -------           -------
                                                              (30,515)          (27,501)
    Less:
       Notes receivable from shareholders                           5                 5
       Treasury stock (at cost; 12,850
     shares of common stock in 1999 and
       1998                                                       202               202
                                                              -------           -------
TOTAL (DEFICIENCY IN ASSETS)/
    SHAREHOLDERS' EQUITY                                      (7,324)           (27,708)
                                                              -------           -------
TOTAL                                                         $30,872           $29,939
                                                              =======           =======

          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              THREE MONTHS ENDED JUNE 30,
                                                               ---------------------------
                                                                1999               1998
                                                                ----               ----
REVENUE:
    Premiums earned                                           $ 31,063          $ 38,006
    Interest income                                                224               320
    Other income - net                                              86               151
                                                              --------          --------
TOTAL REVENUE                                                   31,373            38,477
                                                              --------          --------
EXPENSES:
    Medical expenses                                            28,659            32,626
    General and administrative
      expenses                                                   8,053             7,008
    Depreciation and amortization
      expense                                                      253               877
    Interest expense                                               210               448
                                                              --------          --------
TOTAL EXPENSES                                                  37,175            40,959
                                                              --------          --------
LOSS BEFORE INCOME TAXES &                                      (5,802)           (2,482)
EXTRAORDINARY BENEFITS

PROVISION FOR INCOME TAXES                                          --                --

EXTRAORDINARY BENEFIT                                            8,960                --

                                                              --------          --------
NET INCOME (LOSS)                                             $  3,158          $ (2,482)
                                                              ========          ========
INCOME (LOSS) PER SHARE -
BEFORE INCOME TAXES &
EXTRAORDINARY BENEFITS                                        $  (0.32)         $  (0.36)
                                                              ========          ========
Weighted average shares of
    common stock outstanding                                    17,750             6,924
                                                              ========          ========

INCOME (LOSS) PER SHARE -                                     $   0.18          $  (0.36)
                                                              ========          ========
Weighted average shares of
    common stock outstanding                                    17,750             6,924
                                                              ========          ========

INCOME (LOSS) PER SHARE - DILUTED                             $   0.18          $  (0.36)
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

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                                1999               1998
                                                                ----               ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss)                                              $   143          $ (3,700)
Adjustments to reconcile net
 loss to net cash (used)
  by operating activities -
      Depreciation and amortization                                642             1,789
Changes in assets and liabilities:
    (Increase) in accounts
      receivable - net                                              44            (2,087)
    Increase in medical costs payable                            4,939             1,013
    (Increase)/decrease in other receivables                      (444)            2,983
     Increase/(decrease)in accounts payable,
      accrued expenses and other
      current liabilities                                         (641)           (1,486)
    (Increase)/decrease in prepaid
      expenses and other                                           380              (141)
    (Decrease)/increase in unearned income                      (2,888)            1,435
    (Increase)/decrease in advances to
      participating providers                                     (646)            1,170
    Setup of Provider Pool Escrow                              (10,000)               --
    Change in WCNY Restricted Cash Requirements                  2,394                --
    Due from GHI Membership Escrow                              (1,000)               --
    Other - net                                                     --              (186)
                                                              --------          --------
NET CASH USED IN OPERATING
  ACTIVITIES                                                    (7,077)               16
                                                              --------          --------

CASH FLOWS FROM INVESTING
  ACTIVITIES-
(Purchase)Disposal of Property &
    equipment                                                    6,968              (509)
Disposal of Commercial Goodwill                                  4,431                --
Increase in notes receivable                                        --               (90)
                                                              --------          --------
NET CASH USED IN INVESTING
    ACTIVITIES                                                  11,399              (599)
                                                              --------          --------

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------
                                                                 1999              1998
                                                                 ----              ----
CASH FLOW FROM FINANCING
  ACTIVITIES-

Issuance of Series B Preferred stock
    upon conversion of long-term debt
    and Accrued Interest                                        15,241             5,000
Conversion of long-term debt, interest
 Payable, and Facility Fees into
 Series B Preferred stock                                      (15,241)           (5,000)
Issuance of Series A Preferred stock                             5,000
Repayment of notes payable and
  long-term debt                                                (5,791)             (325)
                                                              --------          --------
NET CASH USED IN
  FINANCING ACTIVITIES                                            (791)             (325)
                                                              --------          --------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                               3,531              (908)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                            6,393             3,368
                                                              --------          --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                               $  9,924          $  2,460
                                                              ========          ========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Income taxes paid                                         $     --          $     --
    Interest paid                                                  100               774

          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1999
                                 (in thousands)
                                   (unaudited)

                               Series A     Series B      Class A                     Additional
                               Conv Prf     Conv Prf      Common           Common       Paid-In        (Accumulated     Statutory
                               Stock        Stock         Stock            Stock        Capital           Deficit)      Reserve
                               --------     --------      -------          ------       -------           --------      ---------
BALANCE,
DECEMBER 31, 1998                   --            --      $   10           $   65       $31,612           $(65,884)     $ 6,695

Conversion of Class
   A common to common
   shares                           --            --          (1)               1            --                 --           --

Net loss                                                                                                  $ (3,014)

BALANCE,
MARCH 31, 1999                      --            --      $    9           $   66       $31,612           $(68,898)     $ 6,695


Conversion of Notes
 Payable and Accrued
   Interest                          1            --          --               --       15,240                  --           --


Issued for Cash                      1            --          --               --        4,999                  --           --


Conversion of Class
   A common to common
  shares                            --            --          (6)               6           --                  --           --

Change in Statutory
  Reserve Requirements              --            --          --               --           --               2,983       (2,983)

Net Income                          --            --          --               --           --               3,158           --

BALANCE,
JUNE 30, 1999                  $     1      $      1      $    3           $   72      $51,851            $(62,757)     $ 3,712

                                                                                         Total
                               Accumulated                                             Shareholders'
                                  Other              Notes                              Equity/
                               Comprehensive      Receivables-        Treasury         (Deficiency
                               Income/(loss)      Shareholders'         Stock           in Assets)
                               -------------      -------------       --------         ----------
BALANCE,
DECEMBER 31, 1998              $    1              $   (5)            $   (202)         $(27,708)

Conversion of Class
   A common to common
   shares                          --                  --                   --                --

Net loss                           --                  --                   --            (3,014)

BALANCE,
MARCH 31, 1999                 $    1              $   (5)            $   (202)         $(30,722)



Conversion of Notes
 Payable and Accrued
   Interest                        --                  --                   --            15,241


Issued for Cash                    --                  --                   --             5,000


Conversion of Class
   A common to common
shares                             --                  --                   --                --

Change in Statutory
  Reserve Requirements

Net Income                         --                  --                   --          $  3,158


BALANCE,
JUNE 30, 1999                  $    1              $   (5)            $   (202)         $ (7,324)

          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in The WellCare Management Group, Inc.'s ("WellCare" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1998, which have been audited by Deloitte & Touche, LLP, independent auditors, as indicated in their report therein. The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern (refer to the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Notes 1m and 20 therein and Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended June 30, 1999). In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at June 30, 1999, and the results of operations and cash flows for the interim period presented. Operating results for the interim period may not necessarily be indicative of results that may be expected for the year ending December 31, 1999. Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2.   Change in Financials and Operations

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

The management agreements with Comprehensive are for a term of five (5) years, effective June 1, 1999. The management fee to each HMO ranges from 7.5% of the premium revenue when there are more than 80,000 members, to 9.5% of the premium revenues when there are less than 40,000 members. Comprehensive will cover services for claims processing, customer service, utilization review, data processing/MIS (including Y2K compliance expenses and costs), credentialing, communication, provider relations, and day to day accounting. Comprehensive will provide financial reports to the HMOs and the appropriate regulatory agencies. The fee does not cover other costs, such as marketing functions, legal costs, extraordinary accounting and audit costs, and any extraordinary costs. The management agreement with WCNY was approved by New York State regulators on June 11, 1999. Pending a public hearing in Connecticut and regulatory approval of the acquisition of control of WCCT, which currently is scheduled in the third week of August 1999, Dr. Patel is precluded from exercising influence in directing the management and policies of WCCT.

b. In June 1999, WCNY sold its commercial business, including approximately 25,000 members, to Group Health Incorporated ("GHI") for $5 million, effective June 1,1999. WellCare received $4 million at closing, and $1 million was placed in escrow pending a determination of the total number of WCNY commercial members at June 1, 1999. If the commercial membership is at least 25,000 members, all of the proceeds will be released from escrow. The final measurement date for the June membership is August 31, 1999. The actual disbursement to WCNY from the escrow fund may be less than $1 million, however, no reserve has been established in the quarter ended June 30, 1999, to cover any potential adjustment that may occur as a result of the final membership count. WellCare and WCNY have agreed not to engage in commercial HMO business in New York for a period of one year following the closing.

c. As a condition to the closing of the Patel and GHI transactions, various hospitals, physicians and other health care providers have entered into settlement agreements to settle claims for services provided to WCNY HMO members through April 30, 1999. These claims will be settled from a provider pool consisting of at least $10 million, comprised of all of the proceeds from the GHI and Patel transactions and 80% of WCNY's premium receivables at April 30, 1999, with WCNY able to utilize the amount in the provider pool in excess of $10 million, up to $2.5 million, to meet statutory reserves. These providers may receive additional payments in an amount of up to 15% of the settled claims, spread over the next three (3) years, should they continue to be participating WCNY providers.

For the second quarter 1999, the company recognized a one-time benefit of approximately $ 8.95 million due to the above provider settlement.

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

e. In June 1999, the Company reached a settlement with Key Bank (the "Bank", whereby the Company will transfer ownership of the real property securing two mortgages to the Bank in lieu of foreclosure. The net book value of the real property was approximately $6.5 million compared to the outstanding mortgage balances of approximately $4.4 million. In June 1999, the Company reached a settlement with Premier National Bank ("Premier"), whereby the Company will transfer ownership to Premier of the real property securing two mortgages, in lieu of foreclosure. The net book value of the real property was approximately $1.8 million compared to the outstanding mortgage balances of approximately $1 million. The Company recorded an expense for impaired assets of approximately $2.8 million in 1998 to reduce the net carrying value of the mortgaged properties to its respective mortgage balance.

f. As a condition to the closing of the Patel transaction, in June 1999, The 1818 Fund II, L.P. (the "Fund") converted the $15 million Note, plus unpaid interest of approximately $0.7 million, into senior convertible preferred stock (Series B) of the Company. The preferred stock is non-voting and is subject to mandatory conversion (subject to regulatory approval) into 10,000,000 shares of common stock of WellCare upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 75 million.

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

c. For the second quarter 1999, the company recognized a one-time benefit of approximately $ 8.95 million reduction of claims liabilities due to the provider settlement of medical claims (see note 2(c)).

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

In February 1997, Primergy executed the promissory note for $2.1 million, bearing interest at the rate of prime plus 2% (9.75% at March 31, 1999), with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below (no interest has been paid on this obligation). Subsequently, in February 1997, Primergy entered into an Option Agreement with a potential investor (the "Investor"), whereby the Investor loaned Primergy $4,000,000 and received an option to merge with Primergy, exercisable through June 30, 1998. Concurrently, WellCare entered into an agreement with Primergy whereby WellCare agreed to forebear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the common stock of the company if the Investor were to exercise its option to merge and immediate repayment of the $2.1 million note upon effectiveness of such merger. At June 30, 1998, the Investor's option to merge expired without being exercised. As a result, forbearance of the debt has been rescinded and the original payment terms of the $5.1 million note reinstated. Primergy is obligated to continue paying monthly interest on the $2.1 million note, with principal payments over a thirty-six (36) month period commencing July 1, 1998. Primergy has not made any of the principal or interest payments due under the $2.1 million note. The notes are subordinated to the Investor's security interest.

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

In February 1999, the Company entered into a letter of intent to settle its outstanding indebtedness with Primergy and to amend the five independent practice association ("IPAs") service agreements with the IPAs owned by Primergy. However, this transaction was not consummated.

As a subsequent event, in July 1999, the Company entered into an agreement with Primergy, Inc., ProMedCo of the Hudson Valley, Inc. and ProMedCo Management Company to settle its outstanding indebtedness with Primergy for $425,000 cash paid to the Company at closing, and a release from Primergy for approximately $325,000 in past Quality and Utilization incentive payments due to Primergy. Additionally, Primergy has agreed to pay $2 Per Member Per Month for the period commencing from August 31, 2000 to July 31, 2002 for the members assigned to Primergy IPAs by WCNY. This amount survives any termination or breach of the IPA Service Agreements by the contracted IPAs and is guaranteed by ProMedCo Management Company. Furthermore, any and all Quality and Utilization based compensation to the Primergy IPAs was eliminated from the contract. The Primergy IPAs contract period was reduced and currently will terminate on July 31, 2002.

6.   INCOME TAXES

The company has reported continuing operating losses in 1996, 1997, 1998 and the first half of 1999. The ability to realize the tax benefits associated with these losses is dependent upon the Company's ability to generate future taxable income from operations and/or to effectuate successful tax planning strategies. Although management believes that profitable operations will ultimately be achieved, the Company has provided a 100% valuation allowance with respect to the additional 1999 tax assets in view of their size and length of the expected recoupment period.

The maximum utilization period for the NOL's are fifteen (15) and five (5) years for New York and Connecticut, respectively. There can be no assurance however that the company will be able to realize the tax benefit associated with the past losses.

7.   STOCK OPTIONS

The Company's 1993 Incentive and Non-Incentive stock option plan (the "Plan"), as amended, has 820,904 shares reserved for issuance, as of June 30, 1999, upon exercise of options granted or to be granted.

Options to purchase 600,741 shares of Common Stock at exercise prices ranging from $1.25 to $24.50 per share were outstanding under the Plan on June 30, 1999. Of the total options outstanding at June 30, 1999, options to purchase 456,089 shares were exercisable.

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

8.   STATUTORY REQUIREMENTS

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At June 30, 1999, WellCare had required cash reserves of $2.9 million and a contingent reserve of $3.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a Section 1307 loan in March 1998, which retroactively brought WCNY's December 31, 1997 statutory net worth above the permitted 50% contingent reserve requirement. WCNY had been operating within the 50-100% discretionary contingent reserve requirement during 1997, and through the first quarter of 1998, with the full knowledge of NYSID. In 1998, the Company forgave the management fees for WCNY for 1998 in the amount of approximately $1.4 million. However, after giving effect to the reported results for 1998, and for the quarter ended June 30, 1999, at December 31, 1998 and June 30, 1999 WCNY had a negative statutory net worth of approximately ($14.6) and ($3.5) million, respectively. Failure to come into compliance with the reserve requirement could cause NYSID to take action which could include restriction or revocation of WCNY's license. Management has had ongoing discussions and meetings with NYSID regarding WCNY's operating results and compliance with various statutory requirements and has updated NYSID of the Company's plans to obtain additional funds. This includes a remedial action plan based upon capital to be contributed to WCNY and WCNY's ultimate return to profitability. In April 1999, WCNY agreed to a consent to rehabilitation in which the State of New York has the right to commence court proceedings and have an order entered into that would give the State of New York the right to assume the operations of WCNY. In June 1999, the Company consummated the Patel and GHI transactions, among others, which are intended to bring WCNY within the 50% to 100% of the revised contingent reserve requirement, as permitted by NYSID. In connection with the Patel and GHI transactions, in June 1999, the Company loaned WCNY $5 million under the provisions of Section 1307. Also, WCNY entered into agreements with various hospitals and medical providers to settle past medical claims for discount as described in note 2(c). As a result of these transactions, WellCare anticipates that the State of New York would not exercise that right.

WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that WCCT maintain a minimum statutory reserve of $1 million. In June and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required minimum of $1 million. In March 1998, the Company made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. At June 30, 1999 and December 31, 1998, WCCT is not in compliance with the statutory net worth requirement, having a statutory net worth of approximately $0.6 in December 1998 and $ 0.2 million at June 30, 1999, including an account receivable from the Company of approximately $0.9 million. As a result, on June 2, 1999 the State of Connecticut Insurance Department issued an Order requiring WCCT to submit to Administrative Supervision by the State's Insurance Commissioner until WCCT meets its statutory net worth (without including the account receivable from the Company) and other requirements. Management has been meeting with the Connecticut Department of Insurance regarding the statutory net worth deficiency to develop a mutually agreeable plan to bring WCCT into compliance with the statutory net worth requirement.

In August 1999, WCNY voluntarily agreed to cease marketing and enrollment of its Medicare+Choice plan. A recent Health Care Financing Administration (HCFA) audit report indicated that WCNY's Medicare+Choice plan did not meet HCFA requirements in several areas including prompt payment provisions and effective and efficient administration of the HCFA contract. WCNY is required to submit to HCFA a corrective action plan that fully addresses all of the findings addressed in the report. WCNY will not resume marketing and enrollment until such time as HCFA notifies WCNY that its Medicare+Choice plan meets HCFA requirements. HCFA does reserve the right to impose civil monetary penalties on WCNY pursuant to HCFA's ongoing monitoring of WCNY's effort to regain compliance in the areas cited.

9.   COMMITMENTS AND CONTINGENCIES

a. In October 1994, WCNY entered into contractual arrangements with the majority of its primary care physicians and specialists through contracts with regional health care delivery networks with attendant risk-sharing to capitating the IPAs comprised of the specialists and previously-capitated primary care physicians. The Alliances have operated at an accumulated deficit since inception but have instituted measures designed to reduce this deficit and achieve profitability. The IPAs could request additional funding beyond the contractual increases from the Company, which management does not believe should be required and, if requested by the Alliances, does not intend to provide such funding. During 1997, the Alliances received a $4.0 million cash infusion from an unrelated third-party.

In an effort to improve profitability of the Company and the Alliances, WCNY entered into a letter of understanding with the Alliances in September 1996 to restructure its capitation arrangement. In April 1998, formal contracts were finalized and executed. WCNY reassumed risk for certain previously capitated services, with a corresponding reduction in rates. WCNY capitated the Alliances for all physician services, both primary care and specialty services, on a per member per month ("PMPM") basis for each HMO member associated with an Alliance except for physician services for certain diagnostic and mental health substance abuse, which are capitated through regional integrated delivery systems. Management of the Alliances and WCNY believe that the these measures will enable the Alliances to achieve profitability and reduce their accumulated deficits.

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

Management of the Company does not believe that such additional financial obligation or increased contractual capitation rates should be required by the Alliances/IPAs and has no intention to agree to such terms if requested by the Alliances/IPAs beyond the negotiated contractual increases. However, as described in Note 3g of Notes to Consolidated Financial Statements in the 1998 Annual Report on Form 10-K, the Company agreed to record charges to medical expense based on the instructions of NYSID. Effective September 1996, the Company entered into a letter of understanding with the Alliances/IPAs to restructure its capitation arrangement. Under this understanding, the Company reassumed risk for certain previously capitated services with a corresponding reduction in rates.

On July 31, 1998, the Company notified four (4) major IPAs of its intent to renegotiate the contracts between the Company and the respective IPAs because the Investor's option to merge with Primergy, which owns and manages the IPAs, expired on June 30, 1998. If a new agreement is not reached within 120 days after June 30, 1998, either the Company or the respective IPA can thereafter exercise its option to terminate the contract. As a subsequent event, in July 1999, both parties have agreed to new contract terms as mentioned notes 5.

b. Between April and June 1996, the Company, its former President and Chief Executive Officer (Edward A. Ullmann), and its former Vice President of Finance and Chief Financial Officer Marystephanie Corsones) were named as defendants in twelve (12) separate actions filed in Federal Court (the "Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendants' violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

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

In May 1999, the Company entered into a settlement agreement for $2.5 million, all of which is being funded by the insurance carrier which provided coverage to the individual defendants. The settlement agreement is subject to Federal Court approval. The Company expects to recoup from the insurance carrier a portion of the expenses related to fees it paid to the attorneys representing the individual defendants, less the Company's insurance deductible.

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

The Subordinated Convertible Note was issued in a private placement in January 1996, amended with the holder in February 1997 and January 1998, and converted into senior convertible preferred stock of the Company in June 1999 (see Note
2f). The other long-term debt, primarily mortgage debt, was settled in June 1999 (see Note 2e) and approximates its fair value.

11.  NET (LOSS) PER SHARE

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

The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the periods indicated:

                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                        ---------------------------        -------------------------
                                             1999           1998                1999           1998
                                             ----           ----                ----           ----
Revenue:
Premiums earned                              99.0%           98.8%              99.0%          98.6%
Interest and other income                     1.0             1.2                1.0            1.4%
                                           ------          ------             ------         ------
Total revenue                               100.0           100.0              100.0          100.0

Expenses:
Hospital services                            26.7            26.3               26.1           26.1
Physician services                           62.9            55.7               60.0           55.2
Other medical services                        1.8             2.8                1.7            1.3
                                           ------          ------             ------         ------
Total medical expenses                       91.3            84.8               87.8           82.6
General and administrative                   25.7            18.2               23.7           18.8
Depreciation and amortization                 0.8             2.3                1.0            2.4
Interest and other expenses                   0.7             1.2                1.0            1.2
                                           ------          ------             ------         ------
Total expenses                              118.5           106.5              113.4          118.1

Loss before income taxes                    (18.5)           (6.5)                            (18.1)
Provision for income taxes                     --              --                 --             --
Extraordinary Benefit                        28.6            13.6
                                           ------          ------             ------         ------
Net loss                                     10.7%           (6.5)%              0.2%         (18.1%)
                                           ------          ------             ------         ------

STATISTICAL DATA:
HMO member months enrollment              188,071         226,234            400,196        423,622

Medical loss ratio (1)                       92.3%           85.8%              88.6%          83.7%
General and administrative
  ratio (2)                                  25.8%           18.2%              23.7%          18.8%

-------------------------
(1) Total medical expenses as a percentage of premiums earned; reflects the combined rates of commercial, Medicaid, Full-Risk Medicare and Medicare supplemental members. Medical expense in 1999 includes interest expense relating to "Prompt Pay" payments. (2) General and administrative expenses as a percentage of total revenue.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Premiums earned in the second quarter of 1999 decreased by 8.2%, or $6.9 million, to $31.1 million from $38.0 million in the second quarter of 1998. The decrease resulted primarily from sale of WCNY Commercial business to GHI effective June 1, 1999, and WCNY not renewing its Medicare Risk contracts in four (4) counties in New York, effective January 1, 1999. Total member months in the quarter ended June 30, 1999 decreased 17% to 188,071 as compared to 226,234 for the quarter ended June 30, 1998 for the same reasons discussed above.

Medical expenses increased as a percentage of premiums earned (the "medical loss ratio") from 82.6% in first six months of 1998 to 87.8% for the same period in 1999. Medical expenses and the medical loss ratio in 1999 are higher than 1998 because 1998 medical expenses include an $0.8 million credit relating to the accumulated pool funds distribution announced by NYSID in 1998. In addition, the 1998 period does not include adjustments recorded in subsequent 1998 quarters when it was determined that the IBNR estimated in the 1998 first two quarters were less than the medical claims expenses actually incurred.

General and administrative (G&A) expenses increased 7.5%, or $1.0 million, to $8.1 million in the second quarter of 1999 and increased as a percentage of total revenue (the "G&A ratio") to 26.7% in the second quarter of 1999 from 18.2% in the second quarter of 1998. The increase in G&A expenses resulted primarily from increased contract labor incurred in connection with the transactions consummated in June 1999 and additional consulting fees related to upgrading the AMISYS and other data processing systems. Also, the G&A ratio has increased because of reduction in premium revenue in second quarter of 1999 compared the same quarter in 1998.

LIQUIDITY AND FINACIAL RESTRUCTURING:

At June 30, 1999, the Company had a working capital deficiency of $12.1 million, excluding the cash reserve of $2.9 million required by New York State which is classified as a non-current asset, compared to a working capital deficiency of $43.8 million at March 31, 1999, excluding the cash reserve of $5.3 million. The decrease in deficiency is attributable primarily to various financial restructuring transactions completed in June 1999. These transactions include: an equity investment of $5 million (the "Patel transaction"); sale of WCNY's commercial business for approximately $5 million (the "GHI transaction"); settlement of provider claims at amounts significantly lower than the estimated liability of approximately $30.5 million; renegotiations and settlement of approximately $5.4 million of mortgage debt; and the conversion of the $15 million Note into senior convertible preferred stock of the Company. After the conclusion of these transactions, the Company's ongoing cash requirements has reduced because all long-term debt will have been retired, the Company will no longer provide commercial health care coverage in New York, its space needs will have been reduced substantially, and it will have 105 employees compared to 236 at December 31, 1998.

Net cash used by operating activities was $7.0 million during the first half of 1999 as compared to $0.1 million for the first half of 1998. The cash used in operations in the first half of 1999 resulted primarily from establishing the provider pool of $10 million to settle medical claims, a decrease in unearned income, and an increase in advances to participating providers, partially offset by an increase in medical costs payable.

Legislation by New York State and Connecticut requires HMOs to pay undisputed claims within 45 days of date of receipt. In the first half of 1999 WCNY and WCCT continued to pay claims later than required. The Company records as an expense the estimated interest it is required to pay, which management believes is not material to the Company's results of operations.

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At June 30, 1999, WellCare had required cash reserves of $2.9 million and a contingent reserve of $3.7 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a Section 1307 loan in March 1998, which retroactively brought WCNY's December 31, 1997 statutory net worth above the permitted 50% contingent reserve requirement. WCNY had been operating within the 50-100% discretionary contingent reserve requirement during 1997, and through the first quarter of 1998, with the full knowledge of NYSID. In 1998, the Company forgave the management fees for WCNY for 1998 in the amount of approximately $1.4 million. However, after giving effect to the reported results for 1998, and for the quarter ended June 30, 1999, at December 31, 1998 and June 30, 1999 WCNY had a negative statutory net worth of approximately ($14.6) and ($3.5) million, respectively. Failure to come into compliance with the reserve requirement could cause NYSID to take action which could include restriction or revocation of WCNY's license. Management has had ongoing discussions and meetings with NYSID regarding WCNY's operating results and compliance with various statutory requirements and has updated NYSID of the Company's plans to obtain additional funds. This includes a remedial action plan based upon capital to be contributed to WCNY and WCNY's ultimate return to profitability. In April 1999, WCNY agreed to a consent to rehabilitation in which the State of New York has the right to commence court proceedings and have an order entered into that would give the State of New York the right to assume the operations of WCNY. In June 1999, the Company consummated the Patel and GHI transactions, among others, which are intended to bring WCNY within the 50% to 100% of the revised contingent reserve requirement, as permitted by NYSID. In connection with the Patel and GHI transactions, in June 1999, the Company loaned WCNY $5 million under the provisions of Section 1307. As a result of these transactions, WellCare anticipates that the State of New York would not exercise that right.

WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that WCCT maintain a minimum statutory reserve of $1 million. In June and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required minimum of $1 million. In March 1998, the Company made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. At June 30, 1999 and December 31, 1998, WCCT is not in compliance with the statutory net worth requirement, having a statutory net worth of approximately $0.2 and $0.6 million respectively, including an account receivable from the Company of approximately $0.9 million. As a result, on June 2, 1999 the State of Connecticut Insurance Department issued an order requiring WCCT to submit to administrative supervision by the State's Insurance Commissioner until WCCT meets its statutory net worth (without including the account receivable from the Company) and other requirements. Management has been meeting with the Connecticut Department of Insurance regarding the statutory net worth deficiency to develop a mutually agreeable plan to bring WCCT into compliance with the statutory net worth requirement.

In June 1999, the Company reached a settlement with Key Bank (the "Bank"), whereby the Company executed deeds in favor of the Bank on the real property securing two mortgages, in lieu of foreclosure. The net book value of the real property was approximately $6.5 million compared to the outstanding mortgage balances of approximately $4.4 million. In June 1999, the Company reached a settlement with Premier National Bank ("Premier"), whereby the Company executed deeds in favor of Premier on the real property securing two mortgages, in lieu of foreclosure. The net book value of the real property was approximately $1.8 million compared to the outstanding mortgage balances of approximately $1 million.

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

In May 1999, the Company entered into a settlement agreement for $2.5 million, all of which is being funded by the insurance carrier which provided coverage to the individual defendants. The settlement agreement is subject to Federal Court approval. The Company expects to recover part of the fees it paid to the attorneys representing the individual defendants, less the Company's insurance deductible.

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

INFLATION

Medical costs have been rising at a higher rate than consumer goods as a whole. The Company believes its premium increases, capitation arrangements and other cost controls measures may mitigate, but do not wholly offset, the effects of medical cost inflation on its operations and its inability to increase premiums could negatively impact the Company's future earnings.

QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities and minimally through its short-term investments. In June 1999, the Company retired its long-term debt. This includes conversion into equity by The 1818 Fund II, L.P., and the settlement by the Company of its mortgages with Key Bank and Premier National Bank, whereby the Company will transfer ownership of real property securing the mortgages to the banks in lieu of foreclosure. There were no fluctuations in interest rates for these obligations between March 31, 1999 and the date of retirement. Although there is inherent risk for any replacement borrowings, the extent of this is not quantifiable or predictable because of the restructuring of the Company as a result of the June financial and operational restructuring transactions.

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

The Company is involved in litigation and claims which are considered to be in the normal course of the Company's business. In the opinion of management, the amount of loss(es), if any, that might be sustained, either individually or collectively, from these actions would not have a material adverse effect on the Company's consolidated financial statements.

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

Item 3    Defaults Upon Senior Securities

In June 1999, the Fund converted the $15 million Note, plus accrued and unpaid interest of approximately $0.7 million, into newly authorized senior convertible preferred stock (Series B) of the Company (see Note 7). Prior to the conversion, the Company had been in non-compliance with certain of the Note's provisions. In July 1998, Key Bank (the "Bank") notified the Company that it considered the Company not in compliance with certain financial ratio requirements included in its two mortgages, with outstanding balances, at that time, of approximately $4.9 million. The Bank has expressed a willingness to pursue a resolution, and had not exercised its rights or remedies. The Company had been current in the payments of its obligations with the Bank. In June 1999, the Company reached a settlement with the Bank whereby the Company agreed to transfer ownership of the mortgaged properties to the Bank in settlement of the outstanding mortgages.


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


The WellCare Management Group, Inc.


By:  /s/  Kiran C. Patel, M.D.
     -------------------------------------------------
          Kiran C. Patel, M.D.
          Chairman of the Board, President and
          Chief Executive Officer
          (Principal Executive Officer)


By:  /s/  Craig S. Dupont
     -------------------------------------------------
          Craig S. Dupont
          Vice President and Chief Financial Officer
          (Principal Financial and Accounting Officer)


Date:     August 16, 1999

                                INDEX TO EXHIBITS


All exhibits below are filed with this Quarterly Report of Form 10-Q:


EXHIBIT NUMBER
--------------

     11                  Computation of Net Income Per Share of Common Stock

     27                  Financial Data Schedule