Form 10-Q
period 1999-09-30
WELLCARE MANAGEMENT GROUP INC
filed 1999-11-15
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999


                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  to


                           COMMISSION FILE NO. 0-21684


                       THE WELLCARE MANAGEMENT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


     NEW YORK                                          14-1647239
--------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization                       Identification Number)


              PARK WEST/HURLEY AVENUE EXTENSION, KINGSTON, NY 12401
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (914) 338-4110
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was requiring to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [ ]


The number of Registrant's shares outstanding on September 30, 1999 was 7,267,436 shares of common stock, $.01 per value, and 281,956 shares of Class A common stock, $.01 par value.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

Item 1    Financial Statements

          Consolidated Balance Sheets at September 30, 1999
            and December 31, 1998 ..........................................   3

          Consolidated Statements of Operations for the
            Three Months and Nine Months Ended
            September 30, 1999 and 1998 ....................................   5

          Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1999 and 1998 ..................   6

          Consolidated Statement of Shareholders' Equity
            for the Nine Months Ended September 30, 1999 ...................   8

          Notes to Consolidated Financial Statements .......................  10

Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..................  20


PART II - OTHER INFORMATION

Item 1    Legal Proceedings ................................................  27

Item 2    Changes in Securities ............................................  28

Item 3    Defaults Upon Senior Securities ..................................  28

Item 4    Submission of Matters to a Vote of Security Holders ..............  28

Item 5    Other Information ................................................  28

Item 6    Exhibits and Reports on Form 8-K .................................  29

Signatures .................................................................  30

Index to Exhibits ..........................................................  31

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 SEPTEMBER 30,                 DECEMBER 31,
                                                                     1999                          1998
                                                                 -------------                 ------------
                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
    Cash                                                             $ 6,395                     $ 6,393
    Short-term investments                                                 2                           2
    GHI Membership Escrow Receivable                                     792                          --
    Cash Escrow- Claims Settlement                                     2,474                          --
    Accounts receivable (net of allowance
      for doubtful accounts of $2,412 in
      1999 and $2,808 in 1998)                                         3,396                       2,240
    Notes receivable (net of allowance for
      doubtful accounts of $7,797 in 1999
      and $7,774 in 1998)                                                 --                          56
    Advances to participating providers                                  387                          56
    Other receivables (net of allowances
      for doubtful accounts of $2,153 in
      1999 and $1,957 in 1998)                                         1,361                       1,378
    Taxes receivable                                                     284                         284
    Prepaid expenses and other
    current assets                                                       835                         541
    Property and equipment disposed of
      in 1999                                                             --                       5,564
                                                                     -------                     -------
TOTAL CURRENT ASSETS                                                  15,926                      16,514
                                                                     -------                     -------

PROPERTY AND EQUIPMENT (net of
  accumulated depreciation and
  amortization of $ 4,304 in 1999
  and $7,758 in 1998)                                                  1,179                       2,145

OTHER ASSETS:
    Restricted cash                                                    2,892                       5,286
    Notes receivable (net of
      allowance for doubtful accounts                                     --                          --
    Goodwill (net of accumulated
      amortization of $5,299 in 1998)                                     --                       4,431
    Other non-current assets (net of
      allowance for doubtful accounts
      of $1,376 in 1999 and 1998 and
      accumulated amortization of $1,281
      in 1999 and $1,241 in 1998)                                        528                       1,563
                                                                     -------                     -------
TOTAL                                                                $20,525                     $29,939
                                                                     =======                     =======

                                                                 SEPTEMBER 30,                 DECEMBER 31,
                                                                     1999                          1998
                                                                 -------------                 ------------
                                                                 (unaudited)
LIABILITIES AND SHAREHOLDERS'
    EQUITY/(DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
    Current portion of long-term debt                                $    --                     $ 5,791
    Medical costs payable                                             20,298                      26,404
    Accounts payable                                                   1,297                       1,321
    Accrued expenses and other                                           809                       2,286
    Unearned income                                                    1,586                       6,767
                                                                     -------                     -------
TOTAL CURRENT LIABILITIES                                             23,990                      42,569
                                                                     -------                     -------
LONG-TERM LIABILITIES:
    Long-term debt and other                                             857                      15,078
                                                                     -------                     -------
TOTAL LIABILITIES                                                     24,847                      57,647
                                                                     -------                     -------
COMMITMENTS AND CONTINGENCIES
 (DEFICIENCY IN ASSETS)/SHAREHOLDERS'
    EQUITY
    Series A voting preferred stock $.01 par
      value; 100,000 shares authorized;
      100,000 shares issued and outstanding                                1                        --
    Series B non voting preferred stock
      ($.01 par value; 100,000 shares
      authorized; 100,000 shares issued and                                1                        --
      outstanding
    Class A common stock ($.01 par value;
      1,041,233 and 1,109,292 shares authorized,
      926,243 and 994,302 shares issued and
      outstanding in 1999 and 1998, respectively)                          3                          10
    Common stock ($.01 par value; 20,000,000
      shares authorized, 6,635,999 and
      6,567,940 shares issued in 1999 and
      1998, respectively)                                                 72                          65
    Additional paid-in capital                                        51,851                      31,612
    Accumulated deficit                                              (59,755)                    (65,884)
    Accumulated other comprehensive income                                 1                           1
    Statutory reserve                                                  3,712                       6,695
                                                                     -------                     -------
                                                                      (4,114)                    (27,501)
                                                                     -------                     -------
    Less:
       Notes receivable from shareholders                                  5                           5
       Treasury stock (at cost; 12,850 shares
         of common stock in 1999 and 1998                                203                         202
                                                                     -------                     -------
TOTAL (DEFICIENCY IN ASSETS)/
    SHAREHOLDERS' EQUITY                                              (4,322)                    (27,708)
                                                                     -------                     -------
TOTAL                                                                $20,525                     $29,939
                                                                     =======                     =======

          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30                     SEPTEMBER 30
                                                   -----------------------          ------------------------
                                                     1999           1998              1999           1998
                                                   --------       --------          --------       ---------
REVENUE:
    Premiums earned                                $ 23,062       $ 35,838          $ 88,233       $108,863
    Interest income                                     189            295               692            884
    Other income - net                                  102             58               462            485
                                                   --------       --------          --------       --------
TOTAL REVENUE                                        23,353         36,191            89,387        110,232
                                                   --------       --------          --------       --------
EXPENSES:
    Medical expenses                                 20,147         30,303            77,901         91,438
    General and administrative
      expenses                                        3,172          7,598            18,995         21,535
    Depreciation and amortization
      expense                                           110            811               752          2,600
    Interest expense                                     --            428               631          1,308
                                                   --------       --------          --------       --------
TOTAL EXPENSES                                       23,189         39,140            98,279        116,881
                                                   --------       --------          --------       --------
LOSS BEFORE INCOME TAXES &
EXTRAORDINARY BENEFITS&                                 (76)        (2,949)           (8,892)        (6,649)

PROVISION FOR INCOME TAXES                               --             --                --             --

EXTRAORDINARY BENEFIT                                 3,078             --            12,038             --
                                                   --------       --------          --------       --------
NET INCOME (LOSS)                                  $  3,002       $ (2,949)         $  3,146       $ (6,649)
                                                   ========       ========          ========       ========
INCOME (LOSS) PER SHARE -
BEFORE INCOME TAXES &
EXTRAORDINARY BENEFITS                             $  (0.00)      $  (0.39)         $  (0.42)      $  (0.96)
                                                   ========       ========          ========       ========
Weighted average shares of
    common stock outstanding                         38,717          7,549            21,245          6,924
                                                   ========       ========          ========       ========
INCOME (LOSS) PER SHARE-BASIC                      $   0.08          (0.39)         $   0.15       $  (0.96)
                                                   ========       ========          ========       ========
Weighted average shares of
    common stock outstanding                         38,717          7,549            21,245          6,924
                                                   ========       ========          ========       ========
INCOME (LOSS) PER SHARE-DILUTED                    $   0.08       $  (0.39)         $   0.15       $  (0.96)
                                                   ========       ========          ========       ========
Weighted average shares of
    Common Stock and common stock
    equivalents outstanding                          38,717          7,549            21,245          6,924
                                                   ========       ========          ========       ========

          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                      NINE MONTHS ENDED SEPT 30,
                                                     ---------------------------
                                                       1999           1998
                                                       ----           ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss)                                      $  3,146       $ (6,649)
Adjustments to reconcile net
 loss to net cash (used)
  by operating activities -
      Depreciation and amortization                         752          2,601
Changes in assets and liabilities:
    (Increase)/Decrease in accounts
      receivable - net                                   (1,156)          (716)
    Increase/(decrease)in medical cost Pay.              (6,106)         1,081
    (Increase)/decrease in other receivables                 73          3,296
     Increase/(decrease)in accounts payable,
      accrued expenses and other
      current liabilities                                (1,505)        (1,088)
    (Increase)/decrease in prepaid
      expenses and other                                   (293)          (133)
    (Decrease)/increase in unearned income               (5,181)            38
    (Increase)/decrease in advances to
      participating providers                              (331)         2,254
    Provider Pool Escrow                                 (2,474)
    Change in WCNY Restricted Cash
      Requirements                                        2,394
    Due from GHI Membership Escrow                         (792)
    Other - net                                                           (606)
                                                       --------       --------
NET CASH USED IN OPERATING
  ACTIVITIES                                            (11,473)            78
                                                       --------       --------

CASH FLOWS FROM INVESTING
  ACTIVITIES-
(Purchase)Disposal of Property &
    equipment                                             6,985           (554)
Disposal of Commercial Goodwill                           4,431
Decrease in notes receivable-Investment                                    600
                                                       --------       --------
NET CASH USED IN INVESTING
    ACTIVITIES                                           11,416             46
                                                       --------       --------

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                      NINE MONTHS ENDED SEPT 30,
                                                     ---------------------------
                                                       1999           1998
                                                       ----           ----

CASH FLOW FROM FINANCING
  ACTIVITIES-

Issuance of Series B Preferred stock
    upon conversion of long-term debt
    and Accrued Interest                                 15,241          5,000
Conversion of long-term debt, interest
 Payable, and Facility Fees into
 Series B Preferred stock                               (15,241)        (5,000)
Issuance of Series A Preferred stock                      5,000
Repayment of notes payable and
  long-term debt                                         (5,791)          (467)
Issuance of Notes Payable - Comprehensive                   850
                                                       --------       --------
NET CASH USED IN
  FINANCING ACTIVITIES                                       59           (467)
                                                       --------       --------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                            2           (343)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                     6,393          3,368
                                                       --------       --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                        $  6,395       $  3,025
                                                       ========       ========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Income taxes paid                                  $     --       $     --
    Interest paid                                           100          1,075

          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)
                                   (unaudited)

                               Series A     Series B      Class A                    Additional
                               Conv Prf     Conv Prf      Common           Common       Paid-In        (Accumulated     Statutory
                               Stock        Stock         Stock            Stock        Capital           Deficit)       Reserve
                               --------     --------      -------          ------       -------           --------      ---------
BALANCE,
DECEMBER 31, 1998              --           --            $  10            $  65        $31,612           $(65,884)     $ 6,695

Conversion of Class
   A common to common
   shares                      --           --               (1)               1

Net loss                                                                                                  $ (3,014)

BALANCE,
MARCH 31, 1999                 --           --            $   9            $  66        $31,612           $(68,898)     $ 6,695


Conversion of Notes
 Payable and Accrued
   Interest                                  1                                           15,240


Issued for Cash                 1                                                         4,999


Conversion of Class
   A common to common
  shares                                                     (6)               6

Change in Statutory
  Reserve Requirements                                                                    2,983             (2,983)

Net Income                                                                                3,158

BALANCE,
JUNE 30, 1999                 $ 1          $ 1            $   3            $  72        $51,851           $(62,757)     $ 3,712

Net Income                                                                                                $  3,002

BALANCE,
Sept 30, 1999                 $ 1          $ 1            $   3            $  72        $51,851           $(59,755)     $ 3,712

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)
                                   (unaudited)

                                                                                     Total
                               Accumulated                                        Shareholders'
                                  Other              Notes                          Equity/
                               Comprehensive      Receivables-        Treasury    (Deficiency
                               Income/(loss)      Shareholders'         Stock      in Assets)
                               -------------      -------------       --------     ----------
BALANCE,
DECEMBER 31, 1998              $   1              $   (5)             $  (202)     $(27,708)

Conversion of Class
   A common to common
   shares

Net loss                                                                             (3,014)

BALANCE,
MARCH 31, 1999                 $   1              $   (5)             $  (202)     $(30,722)



Conversion of Notes
 Payable and Accrued
   Interest                                                                          15,241


Issued for Cash                                                                       5,000


Conversion of Class
   A common to common
shares                                                                                   --

Change in Statutory
  Reserve Requirements

Net Income                                                                         $  3,158


BALANCE,
JUNE 30, 1999                  $   1              $   (5)             $  (202)     $ (7,324)

Net Income                                                                         $  3,002


BALANCE,
SEPT 30, 1999                  $   1              $   (5)             $  (202)     $ (4,322)

          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in The WellCare Management Group, Inc.'s ("WellCare" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1998, which have been audited by Deloitte & Touche, LLP, independent auditors, as indicated in their report therein. The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern (refer to the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Notes 1m and 20 therein and Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended September 30, 1999). In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at September 30, 1999, and the results of operations and cash flows for the interim period presented. Operating results for the interim period may not necessarily be indicative of results that may be expected for the year ending December 31, 1999. Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.


2.   MANAGEMENT AGREEMENT

WellCare of New York, Inc. ("WCNY") and WellCare of Connecticut, Inc. ("WCCT") have entered into management agreements with Comprehensive Health Management, Inc. ("Comprehensive") an affiliate of Dr. Patel (majority shareholder of "WellCare"), to manage their HMO operations. The management agreements with Comprehensive are for a term of five (5) years, effective June 1, 1999. The management fee to each HMO ranges from 7.5% of the premium revenue when there are more than 80,000 members, to 9.5% of the premium revenues when there are less than 40,000 members. Comprehensive will cover services for claims processing, customer service, utilization review, data processing/MIS (including Y2K compliance expenses and costs), credentialing, communication, provider relations, and day to day accounting. Comprehensive will provide financial reports to the HMOs and the appropriate regulatory agencies. The fee does not cover other costs, such as marketing functions, legal costs, extraordinary accounting and audit costs, D & O and E & O Insurance Expenses, and any extraordinary costs. The management agreement with WCNY was approved by New York State regulators on June 11, 1999. Connecticut Department of Insurance approved the management agreement in September 1999.


3.   GHI ESCROW RECEIVABLE

In June 1999, WCNY sold its commercial business, including approximately 25,000 members, to Group Health Incorporated ("GHI" - "GHI Transaction") for $5 million, effective June 1, 1999. WellCare received $4 million at closing, and $1 million was placed in escrow pending a determination of the total number of WCNY commercial members at June 1, 1999. If the commercial membership is at least 25,000 members, all of the proceeds will be released from escrow. Final measurement date for the June membership count was on August 31, 1999. The actual disbursement from the escrow is estimated at $793,000 plus pro-rata share of interest income. The Company has accounted for approximately $207,000 as a reduction in sales price during the current quarter.

4.   PATEL TRANSACTION:

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


5.   PROVIDER SETTLEMENT

Various hospitals, physicians and other health care providers have entered into settlement agreements to settle claims for services provided to WCNY HMO members through April 30, 1999. These claims are settled from a provider pool consisting of at least $10 million, comprised of all of the proceeds from the GHI and Patel transactions and 80% of WCNY's premium receivables at April 30, 1999, with WCNY able to utilize the amount in the provider pool in excess of $10 million, up to $2.5 million, to meet statutory reserves. These providers may receive additional payments in an amount of up to 15% of the settled claims, spread over the next three (3) years, should they continue to be participating WCNY providers.

For the third quarter 1999, the company recognized a one-time benefit of approximately $ 3.08 million due to the above provider Settlement. This makes Year to Date settlement benefit of $12.04 million. These benefits are reported as an extraordinary item.


6.   CAPITAL STRUCTURE

During the annual shareholder's meeting held on September 30, 1999, the company received shareholder's and Board approval to increase number of authorized share of common stock from 20 million to 75 million.

The holders of 644,287 shares of Class A common stock, which has ten votes per share, agreed to convert their shares into shares of common stock on a share-for-share basis. Robert W. Morey, the holder of the remaining 281,956 shares of Class A common stock outstanding, has given a two-year proxy in favor of Dr. Patel to vote Mr. Morey's share of Class A common stock.

In June 1999, The 1818 Fund II, L.P. (the "Fund") converted its $15 million Note, plus unpaid interest of approximately $0.8 million, into senior convertible preferred stock (Series B) of the Company. The preferred stock is non-voting and is subject to mandatory conversion (subject to regulatory approval) into 10,000,000 shares of common stock of WellCare upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 75 million.

After giving effect to conversion of these shares of Class A common stock, and assuming conversion of the preferred shares held by Dr. Patel and the Fund, there would be 38,716,693 shares of common stock and 281,956 shares of Class A common stock outstanding with Dr. Patel owning 21,449,257 shares of common stock, and 55% of the aggregate number of shares outstanding in the combined classes. For the financial statement purpose we have included Series A and Series B preferred shares for Basic and Diluted EPS calculation.


7.   DISPOSAL OF CERTAIN ASSETS AND MORTGAGES:

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


8.   PREMIUM REVENUE

Effective January 1, 1999, WCNY did not renew its Medicare Risk contracts in four counties in New York. The Medicare enrollment in these counties was approximately 4,000.

Effective June 1, 1999, WCNY sold its certain assets associated with commercial business, including approximately 25,000 members (see Note 3).


9.   MEDICAL COSTS PAYABLE AND MEDICAL EXPENSES

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


10.  SALE OF WELLCARE MEDICAL MANAGEMENT, INC.

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

Consequently, in July 1999, the Company entered into an agreement with Primergy, Inc., ProMedCo of the Hudson Valley, Inc. and ProMedCo Management Company to settle its outstanding indebtedness with Primergy for $425,000 cash paid to the Company at closing, and a release from Primergy for approximately $325,000 in past Quality and Utilization incentive payments due to Primergy. Additionally, Primergy has agreed to pay $2 Per Member Per Month for the period commencing from August 31, 2000 to July 31, 2002 for the members assigned to Primergy IPAs by WCNY. This amount survives any termination or breach of the IPA Service Agreements by the contracted IPAs and is guaranteed by ProMedCo Management Company. Furthermore, any and all Quality and Utilization based compensation to the Primergy IPAs was eliminated from the contract. The Primergy IPAs contract period was reduced and currently will terminate on July 31, 2002.


11.  INCOME TAXES

The company has reported continuing operating losses in 1996, 1997, 1998 and the first half of 1999. The ability to realize the tax benefits associated with these losses is dependent upon the Company's ability to generate future taxable income from operations and/or to effectuate successful tax planning strategies. Although management believes that profitable operations will ultimately be achieved, the Company has provided a 100% valuation allowance with respect to the additional 1999 tax assets in view of their size and length of the expected recoupment period. The maximum utilization period for the NOL's are fifteen (15) and five (5) years for New York and Connecticut, respectively. There can be no assurance however that the company will be able to realize the tax benefit associated with the past losses. Also, the Internal Revenue Service regulations limits the use NOL benefits when there is more than 50% of change in ownership.

For the current quarter there is no income tax expense accrued under the assumption that the provider settlement benefits are for the period prior to the change of ownership and therefore NOL benefits are fully allowed.


12.  STATUTORY REQUIREMENTS

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At September 30, 1999, WellCare had required cash reserves of $2.9 million and a contingent reserve of $3.7 million. In the event the contingent reserves exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained. Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve.

At December 31, 1998 WCNY had a negative statutory net worth of approximately ($14.6) which at end of the current quarter stands at positive $0.3 million. Failure to come into compliance with the reserve requirement could cause NYSID to take action which could include restriction or revocation of WCNY's license. Management has had ongoing discussions and meetings with NYSID regarding WCNY's operating results and compliance with various statutory requirements and has updated NYSID of the Company's plans to obtain additional funds. This includes a remedial action plan based upon capital to be contributed to WCNY and WCNY's ultimate return to profitability. In April 1999, WCNY agreed to a consent to rehabilitation in which the State of New York has the right to commence court proceedings and have an order entered into that would give the State of New York the right to assume the operations of WCNY. In June 1999, the Company consummated the Patel and GHI transactions, among others, which are intended to bring WCNY within the 50% to 100% of the revised contingent reserve requirement, as permitted by NYSID. In connection with the Patel and GHI transactions, in June 1999, the Company loaned WCNY $5 million under the provisions of Section 1307. Also, WCNY entered into agreements with various hospitals and medical providers to settle past medical claims for discount as described in note XX. As a result of these transactions, WellCare anticipates that the State of New York would not exercise that right.

WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that WCCT maintain a minimum statutory reserve of $1 million.

On June 2, 1999 the State of Connecticut Insurance Department issued an Order requiring WCCT to submit to Administrative Supervision by the State's Insurance Commissioner until WCCT meets its statutory net worth (without including the account receivable from the Company) and other requirements. Comprehensive Health Management, Inc. loaned $850,000 as a subordinated loans to WCNY which in turn loaned the full amount to WCCT as a subordinated note. Also, WCMG has agreed to pay an installment of $67,000 a month to WCCT to settle intercompany loan. Subsequently, Connecticut DOI has lifted its Order of Administrative Supervision. However, WCCT is still required by Connecticut DOI for additional compliance and reporting

In August 1999, WCNY voluntarily agreed to cease marketing and enrollment of its Medicare+Choice plan. A recent Health Care Financing Administration (HCFA) audit report indicated that WCNY's Medicare+Choice plan did not meet HCFA requirements in several areas including prompt payment provisions and effective and efficient administration of the HCFA contract. WCNY is required to submit to HCFA a corrective action plan that fully addresses all of the findings addressed in the report. WCNY will not resume marketing and enrollment until such time as HCFA notifies WCNY that its Medicare+Choice plan meets HCFA requirements. HCFA does reserve the right to impose civil monetary penalties on WCNY pursuant to HCFA's ongoing monitoring of WCNY's effort to regain compliance in the areas cited.


13.  COMMITMENTS AND CONTINGENCIES

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

b. The Company and certain of its subsidiaries, including WCNY, have responded to subpoenas issued in April and August 1997 from the United States District Court for the Northern District of New York through the office of the United States Attorney for that District. These subpoenas sought the production of various documents concerning financial and accounting systems, corporate records, press releases and other external communications. While the United States Attorney has not disclosed the purpose of its inquiry, the Company has reason to believe that neither its current management nor its current directors are subjects or targets of the investigation. The Company has informed the government that it will continue to cooperate fully in any way that it can in connection with the ongoing investigation.

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


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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


15.  NET (LOSS) PER SHARE

Net (loss) per share - Basic is computed using weighted average number of common shares plus common equivalent shares outstanding outstanding for the applicable period. Net (loss) per share - Diluted is computed using the weighted average number of common shares plus common equivalent shares, except if the effect on the per share amounts of including equivalents would be anti-dilutive.

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

OVERVEIW:

For the three months ended September 30, 1999, we generated net income of $3.00 million compared to a net loss of $2.95 million or the comparable 1998 period. For the nine-months period ended September 30, 1999 and 1998, the Company had a net income of $3.14 million and a net loss of $6.65 million respectively. The 1999 periods include a one time extraordinary benefit from the provider settlement of $3.08 million for the current quarter and $12.04 for the year to date. Excluding these extraordinary benefit, the company has a loss of $0.42 million for the quarter ending September 30, 1999 and a loss of $8.99 million for the year to date for the same period ended.


REVENUES:

Premiums earned in the third quarter of 1999 decreased by 35.6%, or $12.77 million, to $23.1 million from $35.8 million in the third quarter of 1998. The decrease resulted primarily from sale of WCNY Commercial business to GHI effective June 1, 1999, and WCNY not renewing its Medicare Risk contracts in four (4) counties in New York, effective January 1, 1999.


MEDICAL EXPENSES:

Medical expenses increased as a percentage of premiums earned (the "medical loss ratio") from 83.99% in first nine months of 1998 to 88.29% for the same period in 1999. Medical expenses and the medical loss ratio in 1999 are higher than 1998 because 1998 medical expenses include an $0.8 million credit relating to the accumulated pool funds distribution announced by NYSID in 1998. In addition, the 1998 period does not include adjustments recorded in subsequent 1998 quarters when it was determined that the IBNR estimated in the 1998 first three quarters were less than the medical claims expenses actually incurred.


GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative (G&A) expenses decreased to $3.17 million in the third quarter of 1999 compared to $7.59 million in the same period last year and decreased as a percentage of total revenue (the "G&A ratio") to 14.9% in the third quarter of 1999 from 21.2% in the third quarter of 1998. The decrease in G&A expenses resulted primarily from a management agreement with Comprehensive Health Management, Inc. as described in Note 2.


LIQUIDITY AND FINACIAL RESTRUCTURING:

At September 30, 1999, the Company had a working capital deficiency of $8.06 million, excluding the cash reserve of $2.9 million required by New York State which is classified as a non-current asset, compared to a working capital deficiency of $12.1 million at June 30, 1999, excluding the cash reserve of $2.9 million. The decrease in deficiency is attributable primarily to various financial restructuring transactions completed in June 1999. These transactions include: an equity investment of $5 million (the "Patel transaction"); sale of WCNY's commercial business for approximately $5 million (the "GHI transaction"); settlement of provider claims at amounts significantly lower than the estimated liability of approximately $30.5 million; renegotiations and settlement of approximately $5.4 million of mortgage debt; and the conversion of the $15 million Note into senior convertible preferred stock of the Company. After the conclusion of these transactions, the Company's ongoing cash requirements has reduced because all long-term debt will have been retired, the Company will no longer provide commercial health care coverage in New York, its space needs will have been reduced substantially, and it has approximately 120 employees compared to 236 at December 31, 1998.

Legislation by New York State and Connecticut requires HMOs to pay undisputed claims within 45 days of date of receipt. In the first nine months of 1999 WCNY and WCCT continued to pay claims later than required. The Company records as an expense the estimated interest it is required to pay, which management believes is not material to the Company's results of operations.

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. As mentioned in the notes 12 the company is not in compliance with the cash reserve or statutory reserve requirements of the New State Insurance Department.


THE YEAR 2000 (Y2K)

In connection with the "Patel" and "GHI" transactions, the Company sold or assigned substantially all of its computer hardware and software to GHI. The plan is for all data processing/MIS requirements to ultimately be provided under the terms of the newly executed management agreements with Comprehensive Health Management, Inc. ("Comprehensive"), an affiliate of Dr. Patel. Under the terms of the GHI transaction, the Company will continue to use the existing computer systems and software during a transition period. The computer hardware and software that was not sold or assigned to GHI are in the process of being upgraded so that it will be Y2K compliant.

With respect to the efforts undertaken to date by Comprehensive and affiliates to address the Y2K issues, Comprehensive has upgraded its computer hardware and software systems. The inability of Comprehensive or the Company to complete timely any of its Year 2000 modifications, or the inability of other companies with which Comprehensive or the Company does business to complete timely their Year 2000 modifications, could have a material adverse effect on the Company's operations.


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


QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities and minimally through its short-term investments. Although there is inherent risk for any investments and borrowings, the extent of this is not quantifiable or predictable because of the restructuring of the Company as a result of the June financial and operational restructuring transactions.

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

C.        CHANGES IN DIRECTORS AND EXECUTIVE OFFICERS

Effective August 17, 1999, Craig S. Dupont resigned from Vice President and Chief Financial Office Position. Effective September 30, 1999, Henry Suarez, resigned from Treasurer and Director position. Effective September 30, 1999, Charles Crew, Hitesh Adhia resigned from the Directors position. Effective August 17,1999 Hitesh P. Adhia was appointed as an Acting Chief Financial Office position.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

          Exhibit 3.1(d) Copy of Certificate of Amendment to the Certificate of
                         Incorporation of The WellCare Management Group, Inc., filed October 11, 1999.

          Exhibit 10.84 Copy of Agreement dated July 30, 1999 between Primergy, Inc., ProMedCo of the Hudson Valley, Inc., ProMedCo Managenment Company and WellCare of New York, Inc. and The WellCare Management Group, Inc.

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


The WellCare Management Group, Inc.



By:  /s/ Kiran C. Patel, M.D.
     ---------------------------------------------
         Kiran C. Patel, M.D.
         Chairman of the Board, President and
         Chief Executive Officer
         (Principal Executive Officer)



By:  /s/ Hitesh P. Adhia
     ---------------------------------------------
         Hitesh P. Adhia
         Acting Chief Financial Officer
         (Acting Financial and Accounting Officer)



Date:    November 15, 1999

                                INDEX TO EXHIBITS


All exhibits below are filed with this Quarterly Report of Form 10-Q:



EXHIBIT NUMBER
--------------

3.1(d) Copy of Certificate of Amendment to the Certificate of Incorporation of The WellCare Management Group, Inc., filed October 11, 1999.

10.84 Copy of Agreement dated July 30, 1999 between Primergy, Inc., ProMedCo of the Hudson Valley, Inc., ProMedCo Managenment Company and WellCare of New York, Inc. and The WellCare Management Group, Inc.

11             Computation of Net Income Per Share of Common Stock

27             Financial Data Schedule