Form 10-K/A
period 1998-12-31
WELLCARE MANAGEMENT GROUP INC
filed 2000-05-18
CIK 900630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                        At December 31,
                          Pro forma -------------------------------
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

         WCNY also contracts directly with primary care physicians and specialists, with many primary care physicians being capitated with a fixed monthly payment for each HMO member selecting the physician. Specialists are generally paid on a discounted fee-for- service basis.

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

QUALITY OF CARE PROGRAMS

         WellCare's quality of care programs, consisting of disease management programs, periodic peer reviews and outcome studies, assist the Company in controlling costs and improving quality by identifying cost-effective treatment procedures (See "Business - Quality Improvement"). In 1996, WCNY received a certificate of one year accreditation from the National Committee for Quality Assurance ("NCQA"). The NCQA performed its subsequent annual review in 1997 and, in February 1998, again awarded WCNY with its one-year certificate of accreditation. The NCQA completed another review in March 1999, and WCNY is awaiting the results of this most current review.

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

STATEMENT OF OPERATIONS DATA:
(in thousands, except per share data)


                                                              Year Ended December 31,
                                               ------------------------------------------------
                                               1998           1997          1996          1995          1994
                                               -----          -----         -----         -----         -----
Revenue:
   Premiums earned                             $142,742       $142,115      $157,156     $144,518       $120,411
   Interest and other income                      1,707          1,755         3,930        8,031          2,171
                                               --------       --------      --------     --------       --------

Total revenue                                   144,449        143,870       161,086      152,549        122,582
                                               --------       --------      --------     --------       --------
Expenses:
   Medical expenses                             129,494        126,251       135,957      115,560         98,411
   General and administrative
     expenses                                    32,641         34,485        39,334       30,279         15,599
   Depreciation and
     amortization expenses                        6,001          3,624         3,254        2,292          1,611
   Interest and other expenses                    1,730          1,652         2,361        1,629          1,099
                                               --------       --------      --------     --------       --------
Total expenses                                  169,866        166,012       180,906      149,760        116,720
                                               --------       --------      --------     --------       --------
(Loss)/income before
   income taxes                                 (25,417)       (22,142)      (19,820)       2,789          5,862
Provision/(benefit) for
   income taxes (1)                               5,441             --        (8,038)       1,116          2,403
                                               --------       --------      --------     --------       --------
Net (Loss)/income                              $(30,858)      $(22,142)     $(11,782)    $  1,673       $  3,459
                                               ========       ========      ========     ========       ========
(Loss)/earnings per share-
   Basic:                                      $  (4.36)      $  (3.52)     $  (1.87)    $   0.27       $   0.56
                                               ========       ========      ========     ========       ========
     Weighted average shares
     of common stock outstanding                  7,081          6,299         6,296        6,250          6,224

   Diluted:                                    $  (4.36)      $  (3.52)     $  (1.87)    $   0.26       $   0.54
                                               ========       ========      ========     ========       ========
     Weighted average shares
     of common stock and
     common stock equivalents
     outstanding                                    (2)             (2)           (2)       6,396          6,354
-------------------------

Balance Sheet Data:
(in thousands)

                                                                 December 31,
                                               ------------------------------------------------
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

-------------------------
(1) Continuing operating losses during 1998 and 1997 resulted in additional deferred tax benefits of approximately $8.7 and $7.8 million respectively. The Company has provided a 100% valuation allowance, in each year, with respect to these additional deferred tax assets in view of their size and length of the expected recoupment period. In addition, in 1998, the Company provided a 100% valuation allowance with respect to deferred tax assets of $5.4 million relating to periods prior to 1997. (See Note 14 of Notes to Consolidated Financial Statements).
(2) Weighted average shares of common stock and common stock equivalents are not shown as the effect on per share would be anti-dilutive.

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

RESULTS OF OPERATIONS

         The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the years indicated:

                                                YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                          1998            1997           1996
                                          ----            ----           ----
Statement of Operations Data:

Revenue:
     Premiums earned                      98.8%           98.8%          97.5%
     Interest and other income             1.2             1.2            2.5
                                         -----           -----          -----
         Total revenue                   100.0           100.0          100.0

Expenses:
     Hospital services                    29.2            25.1           23.1
     Physician services                   57.9            58.5           59.5
     Other medical services                2.6             4.2            1.7
                                         -----           -----          -----

        Total medical expenses            89.7            87.8           84.3
General and administrative                22.6            24.0           24.4
Depreciation and amortization              4.1             2.5            2.0
Interest and other expenses                1.2             1.1            1.6
                                         -----           -----          -----
         Total expenses                  117.6           115.4          112.3

Loss before income taxes                 (17.6)          (15.4)         (12.3)
Provision/(benefit) for
 income taxes                              3.8              --           (5.0)
                                         -----           -----          -----
Net loss (21.4)%                         (15.4)%          (7.3)%
                                         =====           =====          =====

Statistical Data:

 HMO member months enrollment          854,909         901,295      1,077,774
 Medical loss ratio(1)                    90.7%           88.8%          86.5%
 General and administrative
  ratio(2)                                22.6%           24.0%          24.4%
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

         The amount of legal fees incurred with respect to the defense of the former President and Chief Executive Officer and Chief Financial Officer in the Securities Litigations, and included in G&A expenses, is as follows:

                  1998              1997             1996             Total
                  ----              ----             ----            ------
                                     (in thousands)

CEO               $188              $163             $360            $  711
CFO                151               190              159               500
                  ----              ----             ----            ------
                  $339              $353             $519            $1,211
                  ====              ====             ====            ======


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


         "At December 31, 1997 the Company did not provide a valuation allowance for these net deferred tax assets. This was based upon the Company's internal projections of future profitable operations and based on the available tax planning strategy of selling its subsidiary, Wellcare of New York, Inc. and/or Wellcare of Connecticut, Inc. At that time, the Company had engaged Bear Stearns & Co. to explore its strategic opportunities and believed that a possible sale would have resulted in gains which would have been sufficient to realize the net deferred tax asset which had been recorded. During 1998, the Company continued to incur operating losses, the amounts of which were substantial and increasing. Further, the Company's consideration of its strategic opportunities resulted in the series of transactions described in Note 24 to the financial statements. These transactions included a sale of the Company's commercial HMO business in New York, with the Company's continuing business consisting primarily of the Company's Medicare and Medicaid business in New York State and commercial business in Connecticut. Both Companies were under close scrutiny by the state regulatory authorities at this time. Also, the proceeds to the Company from the sale of its commercial HMO business in New York was substantially lower than had been anticipated in the prior year from the sale of Wellcare of New York, Inc. Thus, based on the inability to realize a significant gain on the sale of assets and the continuation of business lines which had not historically been profitable, the Company determined that it was no longer possible to conclude that the use of the net deferred asset was "more likely than not" to be realized and therefore recorded a full valuation allowance at December 31, 1998 for these net deferred tax assets.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         See Index to Financial Statements and Schedules elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

AS OF JUNE 1, 1999, THE EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY ARE:

NAME                                  AGE        POSITION
----                                  ---        --------

Kiran C. Patel, M.D.                  50        Chairman of the Board, President
                                                and Chief Executive Officer(2)

Mark D. Dean, D.D.S.                  58        Vice Chairman of the Board(1)(2)

Craig S. Dupont                       44        Vice President/Chief Financial
                                                Officer and Director

Mary Lee Campbell-Wisley              49        Secretary; President, Chief
                                                Executive Officer and
                                                Executive Director(WCNY);
                                                and Director

Henry Suarez                          32        Treasurer and Director(2)

Sandip I. Patel                       32        General Counsel

Charles E. Crew, Jr.                  47        Director(1)

Pradip C. Patel                       47        Director

Rupesh R. Shah                        37        Director

Hitesh P. Adhia                       35        Director(1)
-------------------------
(1)  Member, Audit Committee
(2)  Member, Compensation Committee

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

         MARY LEE CAMPBELL-WISLEY, age 49, became director of the Company, effective February 25, 1999, and Secretary of the Company, effective March 25, 1999; President and Chief Executive Officer (until June 11, 1999) of WCNY, effective February 16, 1999; and Vice President of Operations of WCCT, effective May 12, 1998. She had been Executive Director/COO of WCNY, since January 1997 and director of WCCT since December 1997. Ms. Campbell-Wisley has over 15 years experience in the health care industry. Ms. Campbell-Wisley joined WellCare from Mercy Health System of Western New York where, since 1995, she had been Executive Director of the Physician Hospital Organizations. Ms. Campbell-Wisley had been associated with Blue Cross and Blue Shield of Western New York, Inc., from 1991 to 1995, as Executive Director of Community Blue, a 200,000-member HMO. Ms. Campbell-Wisley earned a B.A. from SUNY at Fredonia, a B.S.N. from D'Youville College in Buffalo and an M.B.A. from St. Bonaventure University.

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

         RUPESH R. SHAH, age 37, became a director of the Company effective June 11, 1999. Mr. Shah has been in the health care industry, in a management position, for over 10 years and is currently a shareholder in and the, since 1994, Chief Executive Officer of Well Care HMO, Inc., an unrelated State of Florida licensed Health Maintenance Organization. He is graduate of St. Xavier's College, Gujaret University, India and Rollwala Computer Science, Gujaret University, India. Mr. Shah is the brother-in-law of Dr. Kiran C. Patel.

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

         THE FOLLOWING WERE EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY AT DECEMBER 31, 1998, BUT SUBSEQUENTLY RESIGNED:

NAME                                  AGE        POSITION
----                                  ---        --------

Robert W. Morey, Jr.                  62         Chairman of the Board (1)

Joseph R. Papa                        55         President, Chief Executive
                                                 Officer, Chief Operating
Officer                                          and Director (1)

Adele B. Reiter                       45         Vice President of Legal and
                                                 Governmental Affairs

John E. Ott, M.D.                     62         Executive Vice President and
                                                 Director (2)(3)

Thomas A. Curtin                      36         Vice President of Sales and
                                                 Marketing

Alan B. Bernstein, M.D.               47         Chief Medical Director

Walter W. Grist                       58         Director (2)

Lawrence C. Tucker                    56         Director (1)(3)
-------------------------
(1)  Member, Executive Committee
(2)  Member, Audit Committee
(3)  Member, Compensation Committee

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

                           SUMMARY COMPENSATION TABLE

                                                                              LONG- TERM COMPENSATION
                                                                             --------------------------
                                      ANNUAL COMPENSATION                      AWARDS
                                 ----------------------------                -----------
NAME AND                                                  OTHER ANNUAL       COMMON STOCK      ALL OTHER
PRINCIPAL                   YEAR      SALARY    BONUS     COMPENSATION       UNDERLYING        COMPENSATION
POSITION                                ($)       ($)          ($)            OPTIONS (#)            ($)
-----------------           ----     -------    ------     ------------      ------------      ------------
JOSEPH R. PAPA              1998     $311,538       --          *              130,000(2)        $5,457(7)
President, Chief            1997     $300,000       --          *              200,000(3)        $5,457(7)
Executive Officer,          1996       92,308       --          *              200,000              195(7)
Chief Operating
Officer and Director(1)

CRAIG S. DUPONT             1998      $97,298       --          *               50,000               --
Acting President/Chief      1997           --       --         --                   --               --
Executive Officer,          1996           --       --         --                   --               --
Vice President and
Chief Financial
Officer, Treasurer and
Director(4)

JOHN E. OTT, M.D.           1998     $239,715 $105,116          *                   --            2,800(7)
Executive Vice              1997     $200,000      --           *                5,000            2,800(7)
President and               1996      111,538      --     $11,500(8)            40,000               --
Director(10)

MARY LEE CAMPBELL-WISLEY    1998     $164,423  $45,000          *                   --            1,085(7)
Secretary; President        1997     $129,942       --     19,050(9)            45,000              688(7)
and Chief Executive         1996           --       --         --                   --
Officer of WellCare of
New York, Inc. and
Director(5)

THOMAS A. CURTIN            1998     $145,385  $38,602          *                   --               51(7)
Vice President of           1997     $ 33,923       --          *               25,000               --
Sales and Marketing(11)     1996           --       --         --      --           --

ADELE B. REITER             1998     $134,230  $35,000          *                   --              407(7)
Vice President of           1997     $104,058       --          *                   --               72(7)
Legal and                   1996     $ 70,661  $10,316         --                   --               --
Governmental Affairs(6)

-------------------------
*    Represents less than 10% of annual salary and bonus.
(1) Mr. Papa resigned as President, Chief Executive Officer and director, effective January 15, 1999.
(2) Includes the grant of 30,000 options in September 1997, for which the exercise price was repriced in February 1998.
(3) Represents 200,000 options awarded in 1996 for which the exercised price was amended in December 1997; excludes 30,000 options granted in September 1997 for which the exercise price was repriced in February 1998.
(4) Mr. Dupont was named Acting President/Chief Executive Officer, and director, effective January 16, 1999.
(5) Ms. Campbell-Wisley was appointed as President and Chief Executive Officer of WellCare of New York, Inc., effective February 16, 1999; elected director of the Company, effective February 25, 1999; and elected Secretary of the Company, effective March 25, 1999.
(6) Ms. Reiter resigned as Vice President of Legal and Governmental Affairs, effective February 21, 1999.
(7)  Represents group life insurance premium payment.
(8)  Represents the amount WellCare paid for a condominium rental.
(9) Represents $13,000 one time reimbursement for moving expenses and $6,050 auto allowance.
(10) Dr. Ott resigned as Executive Vice President and director, effective June 11, 1999.
(11) Mr. Curtin resigned as Vice President of Sales and Marketing, effective June 7, 1999.

         The following table sets forth certain information concerning options granted in 1998 to the individuals named in the Summary Compensation Table.

                              OPTION GRANTS IN 1998
                                INDIVIDUAL GRANTS

                           POTENTIAL                                                    REALIZABLE VALUE
                           NUMBER OF        % OF TOTAL                                  AT ASSUMED ANNUAL
                           SECURITIES       OPTIONS         EXERCISE                 RATES OF STOCK PRICE
                           UNDERLYING       GRANTED TO      OR BASE                     APPRECIATION FOR
                           OPTIONS          EMPLOYEES       PRICE        EXPIRATION        OPTION TERM
NAME                       GRANTED (#)      IN 1998         ($/SHARE)     DATE    5%          10%
--------------------       -----------      -----------     ---------    ----------     -------  --------
JOSEPH R. PAPA             100,000(3)           45.5%       $ 5.02       01-Sep-01        (4)       (4)
                            30,000(1)(2)        13.6%       $ 4.51       01-Sep-02      $42,000   $88,400

CRAIG S. DUPONT             50,000(5)           22.7%       $1.91        13-May-03       26,400    58,300

-------------------------
(1)  Represents an amendment to options previously awarded in 1997
(2)  Fully exercisable on date of grant.
(3) Mr. Papa's employment with WellCare terminated January 15, 1999, and 90,000 options expired April 15, 1999.
(4) The potential realizable value at assumed annual rates of stock price appreciation is less than the exercise price of the applicable option. Therefore, the options have no potential realizable value at the assumed annual rates of stock appreciation over the balance of the options term.
(5) One fifth of the assigned number of underlying shares are exercisable commencing on the date of grant, and an additional one fifth on each of the next four anniversaries of the date of grant.

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

                                                                           PERCENT OF TOTAL
                                                               --------------------------------------
                                         SERIES A                         SERIES A
                                          SENIOR                           SENIOR
                                        CONVERTIBLE  CLASS A             CONVERTIBLE  CLASS A   TOTAL
     NAME                      PREFERRED  COMMON    COMMON(11)  PREFERRED  COMMON     COMMON    VOTE
     ----                      ---------  ------    ----------  --------    ------    -------  -------
Kiran C. Patel, M.D. (1)(2)      100,000      -   21,449,257       100.0%      -          5.4%   58.4%
Robert W. Morey, Jr.(3)(4)         -     281,956     515,021           -     100.0%       1.3%    1.2%
Mark D. Dean, D.D.S. (5)(6)        -          -       72,921           -       -          *       *
Joseph R. Papa                     -          -      203,703           -       -          *       *
John E. Ott, M.D.                  -          -       47,470           -       -          *       *
Craig S. Dupont                    -          -       50,000           -       -          *       *
Mary Lee Campbell-Wisley           -          -       45,000           -       -          *       *
Thomas A. Curtin                   -          -          -             -       -          -
Adele B. Reiter, Esq.              -          -          -             -       -          -
Charles E. Crew, Jr.               -          -       92,546           -       -          1.3%    *
Lawrence C. Tucker(8)(9)           -          -   11,250,000           -       -         29.1%   27.1%
Edward A. Ullmann (7)(10)          -          -      411,045           -       -          1.1%    *
Henry Suarez                       -          -          -             -       -          -       -
Pradip C. Patel                    -          -          -             -       -          -       -
Rupesh R. Shah                     -          -          -             -       -          -       -
Hitesh P. Adhia                    -          -          -             -       -          -       -
The 1818 Fund II, L.P. (8)(9)      -          -   11,250,000           -       -         29.1%   27.1%
Brown Brothers Harriman & Co.      -          -   11,250,000           -       -         29.1%   27.1%
(8)(9)
T. Michael Long (8)(9)             -          -   11,250,000           -       -         29.1%   27.1%
All current executive officers
 and directors as a group
 (10 persons)(2)(6)(11)          100,000      -   21,709,724       100.0%      -         56.1%   59.1%

-------------------------
*    Less than 1%
(1)  Address is 6800 North Dale Mabry Highway, Suite 268, Tampa, FL 33614
(2) In June 1999, Dr. Patel purchased shares of a newly authorized series of senior convertible preferred stock (Series A) for $5 million, which provides Dr. Patel with 55% of WellCare's voting power. The preferred stock is subject to mandatory conversion into common stock upon the amendment in WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million to 75 million. The shares will be convertible into 55% of the then outstanding common stock (after giving effect to such conversion) and will be subject to anti-dilution rights under which Dr. Patel will generally preserve his 55% interest in WellCare until there are 75 million shares of common stock issued and outstanding. The investment by Dr. Patel in WellCare was approved by New York State regulators on June 11, 1999. Pending a public hearing in Connecticut and regulatory approval of the acquisition of control of WCCT, Dr. Patel is precluded from exercising influence in directing the management and policies of WCCT. There can be no assurance that approval of the change in control will be granted nor that the order of supervision will be lifted.
(3)  Address is Box 1, 134 Lyford Drive, Tiburon, California 94920.
(4) Includes 12,000 shares of common stock owned by RWM Management Co. Defined Benefit Pension Plan for which Mr. Morey is trustee. Mr. Morey disclaims beneficial ownership.
(5)  Address is 62 Riverview, Port Ewen, New York 12466.
(6) Includes 19,446 shares of common stock owned by Dr. Dean's wife, and 4,862 shares of common stock owned by Dr. Dean's son. Dr. Dean disclaims beneficial ownership of the shares owned by his wife and son.
(7)  Address is P.O. Box 133, Miller Road, Mount Tremper, New York 12457.
(8)  Address is 59 Wall Street, New York, New York 10005.
(9) Includes 10,000,000 common shares issuable upon mandatory conversion of 100,000 shares of the newly authorized senior convertible preferred stock (Series B) (the "shares") received upon the conversion of the $15,000,000 8.0% Subordinated Convertible Note due December 31, 2002 (the "Note"). Brown Brothers Harriman & Co. ("BBH & Co."), a general partner of The 1818 Fund II, L.P. (the "Fund"), have designated Messrs. T. Michael Long and Lawrence C. Tucker, either individually or jointly, as the sole and exclusive partners of BBH & Co. having voting and investment power with respect to the Note and the common stock issued upon conversion of the shares. By virtue of BBH & Co.'s relationship with the Fund, BBH & Co. may be deemed to beneficially own 11,250,000 shares of common stock. By virtue of the resolution adopted by BBH & Co. designating Messrs. Long and Tucker, either individually or jointly, as the sole and exclusive partners of BBH & Co. having voting and investment power with respect to the shares, and the common stock issuable upon conversion of the Notes, Messrs. Long and Tucker may each be deemed to beneficially own 11,250,000 shares of common stock.
(10) Includes 11,045 shares of common stock owned by a not-for-profit corporation of which Mr. Ullmann is President. Mr. Ullmann disclaims beneficial ownership of the shares owned by the not-for-profit corporation.
(11) Includes shares of common stock from stock options exercisable on or before September 1, 1999 as follows:

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

B.       SCHEDULES
         Schedule I - Condensed Financial Information of Registrant
         Schedule II - Valuation and Qualifying Accounts

C.       EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K
         See Index to Exhibits

II.      REPORTS ON FORM 8-K.

         None

III.     EXHIBITS

         See Index to Exhibits

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of May, 2000.

                                   The WellCare Management Group, Inc.

                                   By:  /s/  Kiran C. Patel
                                        ------------------------------
                                   Name:     Kiran C. Patel
                                   Title:    Chairman of the Board, President
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and, in the capacities indicated on May 18, 2000.

Signature                                            Title
---------                                            -----

/s/ Kiran C. Patel, M.D.                Chairman of the Board, President
------------------------------          and Chief Executive Officer
Kiran C. Patel, M.D.


/s/ Mark D. Dean, D.D.S.                Director
------------------------------
Mark D. Dean, D.D.S.


/s/ Ken Roseman                         Chief Accounting Officer
------------------------------
Ken Roseman

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
 OF THE COMPANY:                                                       PAGE
                                                                       ----

Report of Deloitte & Touche LLP, Independent Auditors                    64

Consolidated Balance Sheets as of December 31, 1998                      65
 and 1997

Consolidated Statements of Operations for the years
 ended December 31, 1998, 1997 and 1996                                  67

Consolidated Statements of Shareholders' Equity for
 the years ended December 31, 1998, 1997 and 1996                        68

Consolidated Statements of Cash Flows for the years
 ended December 31, 1998, 1997 and 1996                                  72

Notes to Consolidated Financial Statements                               74

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

/s/ Deloitte & Touche, LLP
---------------------
Deloitte & Touche, LLP
New York, New York
May 11, 1999

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                  DECEMBER 31,      DECEMBER 31,
                                                      1998              1997
                                                  -----------       -----------
ASSETS
CURRENT ASSETS:
   Cash                                           $   6,393         $   3,368
   Short-term investments -
    available for sale                                    2               103
   Accounts receivable (net of
    allowance for doubtful
    accounts of $2,808 in 1998
    and $2,422 in 1997)                               2,240             6,802
   Notes receivable (net of
    allowance for doubtful
    accounts of $7,774 in 1998
    and $5,441 in 1997)                                  56               679
   Advances to participating providers                   56             2,860
   Other receivables                                  1,378             4,873
   Taxes receivable                                     284               284
   Prepaid expenses and other
    current assets                                      541               522
   Property and equipment disposed
    of in 1999                                        5,564                --
   Deferred tax asset                                    --             3,927
                                                  ---------          --------
   TOTAL CURRENT ASSETS                              16,514            23,418

PROPERTY AND EQUIPMENT - net                          2,145            11,094

OTHER ASSETS:
   Restricted cash                                    5,286             5,771
   Notes receivable (net of
    allowance for doubtful accounts
    of $1,108 in 1998 and $2,655
    in 1997)                                             --               122
   Preoperational costs (net of
    accumulated amortization of
    $1,350 in 1998 and $2,562 in 1997)                   --             1,440
   Goodwill (net of accumulated
    amortization of $5,299 in 1998
    and $2,339 in 1997)                               4,431             7,391
   Other non-current assets (net of
    allowance for doubtful accounts
    of $1,376 in 1998 and $1,133 in 1997
    and accumulated amortization of
    $1,241 in 1998 and $869 in 1997)                  1,563             3,302
                                                  ---------          --------
   TOTAL                                          $  29,939          $ 52,538
                                                  =========          ========

LIABILITIES AND (DEFICIENCY IN ASSETS)/
 SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt              $   5,791          $    618
   Medical costs payable                             26,404            17,321
   Accounts payable                                   1,321             1,188
   Accrued expenses and other                         2,286             3,722
   Unearned income                                    6,767             5,684
                                                  ---------          --------
   TOTAL CURRENT LIABILITIES                         42,569            28,533

LONG-TERM LIABILITIES:
   Long-term debt and other                          15,078            25,856
                                                  ---------          --------
   TOTAL LIABILITIES                                 57,647            54,389
                                                  ---------          --------

COMMITMENTS AND CONTINGENCIES                            --                --

(DEFICIENCY IN ASSETS)/
 SHAREHOLDERS' EQUITY:
   Class A common stock ($.01 par value;
     1,109,292 and 1,199,015 shares authorized;
     994,302 and 1,084,025 shares issued and
     outstanding in 1998 and 1997, respectively)         10                11
   Common stock ($.01 par value; 20,000,000
     shares authorized, 6,567,940 and
     5,228,217 shares issued in 1998 and 1997,
     respectively)                                       65                52
   Additional paid-in capital                        31,612            26,624
   Accumulated deficit                              (65,884)          (34,987)
   Accumulated other comprehensive income                 1                --
   Statutory reserve                                  6,695             6,656
                                                  ---------          --------
                                                    (27,501)           (1,644)
   Less:
    Notes receivable from shareholders                    5                 5
    Treasury stock (at cost; 12,850
     shares of common stock in
     1998 and 1997)                                     202               202
                                                  ---------          --------
   TOTAL (DEFICIENCY IN ASSETS)/
   SHAREHOLDERS' EQUITY                             (27,708)           (1,851)
                                                  ---------          --------
   TOTAL                                          $  29,939          $ 52,538
                                                  =========          ========

          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                       1998              1997             1996
                                                     --------          --------         --------
REVENUE:
     Premiums earned                                 $142,742          $142,115         $157,156
     Administrative fee income                             21                --            1,592
     Interest and investment income                     1,189             1,234            1,338
     Other income - net                                   497               521            1,000
                                                     --------          --------         --------
         TOTAL REVENUE                                144,449           143,870          161,086
                                                     --------          --------         --------
EXPENSES:
     Medical expenses                                 129,494           126,251          135,957
     General and
       administrative expenses                         32,641            34,485           39,334
     Depreciation and
       amortization expense                             6,001             3,624            3,254
     Interest expense                                   1,730             1,652            2,185
     Expenses to affiliates - net                          --                --              176
                                                     --------          --------         --------
         TOTAL EXPENSES                               169,866           166,012          180,906
                                                     --------          --------         --------
LOSS BEFORE INCOME TAXES                              (25,417)          (22,142)         (19,820)
PROVISION/(BENEFIT) FOR
   INCOME TAXES                                         5,441                --           (8,038)
                                                     --------          --------         --------
NET LOSS                                             $(30,858)         $(22,142)        $(11,782)
                                                     ========          ========         ========
LOSS PER SHARE -
     BASIC                                           $  (4.36)         $  (3.52)        $  (1.87)
                                                     ========          ========         ========
Weighted average shares of
  common stock outstanding                              7,081             6,299            6,296
                                                     ========          ========         ========
LOSS PER SHARE -
   DILUTED                                           $  (4.36)         $  (3.52)        $  (1.87)
                                                     ========          ========         ========
Weighted average shares of common
 stock and common stock equivalents
  outstanding                                           7,081             6,299            6,296
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

                                                                 (ACCUMULATED        ACCUMULATED
                           CLASS A                 ADDITIONAL      DEFICIT)/            OTHER
                           COMMON       COMMON      PAID-IN        RETAINED          COMPREHENSIVE
                           STOCK        STOCK       CAPITAL        EARNINGS          INCOME/(LOSS)
                           -------      ------     ---------      ----------         ------------
BALANCE,
DEC 31, 1995                  15          48        26,371            1,233                 5
Conversion of
 Class A Common
 shares to
 Common shares                (1)          1            --               --                --
Exercise of
 stock options                --          --           252               --                --
Issuance of
 treasury stock               --          --             1               --                --
Repayments/re-
 classification
 of shareholders'
 notes - net                  --          --            --               --                --
Net loss                      --          --            --          (11,782)               --
Other comprehensive
(loss) - unrealized
 holding (loss)               --          --            --               --               (16)
Comprehensive
 income/(loss)                --          --            --               --                --
Transfer to
 statutory reserve            --          --            --           (1,572)               --
                            ----        ----        ------          -------            ------
BALANCE,
DEC 31, 1996                  14          49        26,624          (12,121)              (11)
                            ----        ----        ------          -------            ------
Conversion of
 Class A Common
 shares to
 Common shares                (3)          3            --               --                --
Adjustment to
 treasury Stock               --          --            --               --                --
Repayments/re-
 classification
 of shareholders'
 notes - net                  --          --            --               --                --
Net loss                      --          --            --          (22,142)               --
Other comprehensive
 income - unrealized
 holding gains                --          --            --               --                11
Comprehensive
 income/(loss)                --          --            --               --                --
Transfer to
 statutory reserve            --          --            --             (724)               --
                            ----        ----        ------          -------            ------
BALANCE,
DEC 31, 1997                 $11         $52        $26,624        $(34,987)           $   --
                            ----        ----        -------         -------            ------
BALANCE,
DEC 31, 1997                 $11         $52        $26,624        $(34,987)           $   --
Conversion of
 Subordinated
 Convertible Note
 into Common shares           --          12          4,988              --                --
Conversion of
 Class A Common
 shares to
 Common shares                (1)          1             --              --                --
Net loss                      --          --             --         (30,858)               --
Other comprehensive
 income - unrealized
 holding gains                --          --             --              --                 1
Comprehensive
 income/(loss)                --          --             --              --                --
Transfer to
 statutory reserve            --          --             --             (39)               --
                            ----        ----        -------         -------            ------
BALANCE,
DEC 31, 1998                 $10         $65        $31,612         $(65,884)          $    1
                            ====        ====        =======         ========           ======

                                                                                         TOTAL
                                                                                     (DEFICIENCY IN
                                                     NOTES                               ASSETS)/
                               STATUTORY           RECEIVABLE-        TREASURY       SHAREHOLDERS'
                               RESERVE             SHAREHOLDERS         STOCK            EQUITY
                               -----------         ------------        --------       ------------
BALANCE,
DEC 31, 1995                      4,360               (17)               (211)          31,804
Conversion of
 Class A Common
 shares to
 Common shares                       --                --                  --               --
Exercise of
 stock options                       --                --                  --              252
Issuance of
 treasury stock                      --                --                   4                5
Repayments/re-
 classification
 of shareholders'
 notes - net                         --                11                  --               11
Net loss                             --                --                  --          (11,782)
Other comprehensive
(loss) - unrealized
 holding (loss)                      --                --                  --              (16)
Comprehensive                                                                          -------
 income/(loss)                       --                --                  --          (11,798)
Transfer to                                                                            -------
 statutory reserve                1,572                --                  --               --
                                -------            ------              ------          -------
BALANCE,
DEC 31, 1996                      5,932                (6)               (207)          20,274
                                -------            ------              ------         --------
Conversion of
 Class A Common
 shares to
 Common shares                       --                --                   --              --
Adjustment to
 treasury stock                      --                --                    5               5
Repayments/re-
 classification
 of shareholders'
 notes - net                         --                 1                   --               1
Net loss                             --                --                   --         (22,142)
Other comprehensive
 income - unrealized
 holding gains                       --                --                   --              11
Comprehensive                        --                                               --------
 income/(loss)                       --                --                   --         (22,131)
Transfer to                                                                           --------
 statutory reserve                  724                --                   --              --
                                -------            ------               ------        --------
BALANCE,
DEC 31, 1997                    $ 6,656            $   (5)              $ (202)       $ (1,851)                     -------------
                                -------            ------               ------        --------
BALANCE,
DEC 31, 1997                    $ 6,656            $   (5)              $ (202)       $ (1,851)
Conversion of
Subordinated
Convertible Note
into Common shares                   --                --                   --           5,000
Conversion of
 Class A Common
 shares to
 Common shares                       --                --                   --              --
Net loss                             --                --                   --         (30,858)
Other comprehensive
 income - unrealized
 holding gains                       --                --                   --               1
Comprehensive
 income/(loss)                       --                --                   --         (30,857)
Transfer to
 statutory reserve                   39                --                   --              --
                                -------            ------               ------        --------
BALANCE,
DEC 31, 1998                    $ 6,695            $   (5)              $ (202)       $(27,708)
                                =======            ======               ======        ========

          See accompanying notes to consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                        1998              1997             1996
                                                     ---------         ---------        ---------
CASH FLOWS FROM OPERATING
     ACTIVITIES:

Net loss $(30,858)                                   $(22,142)         $(11,782)
Adjustments to reconcile
 net loss to net cash
 (used)/ provided by operating
 activities:
     Depreciation and amortization                      6,001             3,624            3,254
     Decrease/(increase) in
    deferred taxes                                      5,441                --           (1,711)
     Loss on impaired assets                            2,812                --               --
     Loss/(gain) on sale of
      assets and other                                      1               103              (71)
Changes in assets and
 liabilities:
     Decrease in accounts
      receivable - net                                  4,562             1,331            5,808
   Increase in medical
      costs payable                                     9,083             1,356            1,935
     Decrease/(increase) in due
      from affiliates - net                                --                --              223
   Decrease/(increase) in accounts
      receivable - non-current - net                      225               530             (644)
   Decrease/(increase) in other
      receivables - net                                 3,328               732             (148)
     Increase/(decrease) in accounts
      payable and accrued expenses                     (1,303)            1,230            1,531
     Decrease/(increase) in taxes
      receivable/payable                                   --             6,885           (5,021)
  (Increase)/decrease in prepaid
      expenses and other                                  (19)             (122)              19
     Increase in unearned income                        1,083             1,436            1,187
     Decrease in restricted cash                          485               896            1,574
   Decrease/(increase) in advances
      to participating providers                        2,804              (540)             757
  (Increase) in other non-current
      assets - excluding preoperational
      costs and accounts and other
      receivables                                        (205)              (89)            (983)
                                                     --------          --------         --------
     NET CASH PROVIDED BY /(USED IN)
         OPERATING ACTIVITIES                           3,440            (4,770)          (4,072)
                                                     --------          --------         --------
CASH FLOWS FROM INVESTING
         ACTIVITIES:

Purchase of equipment                                    (657)             (314)            (538)
Decrease in
 notes receivable                                         745               653              613
Sale of investments                                       101               811            6,841
Purchase of investments                                    --                --           (6,500)
Increase in preoperational costs                           --                --             (420)
Other investing activities - net                            1                11              (16)
                                                     --------          --------         --------
NET CASH PROVIDED BY/(USED IN)
     INVESTING ACTIVITIES                                 190             1,161              (20)
                                                     --------          --------         --------

CASH FLOWS FROM FINANCING
         ACTIVITIES:

Repayment of notes payable and
 long-term debt                                          (605)             (898)         (15,002)
Proceeds from exercise of
 stock options                                             --                --              254
Proceeds from issuance of stock
 and treasury stock - net                                  --                 5                3
Proceeds from notes payable and
 long-term debt                                            --                --           21,239
Other financing activities - net                           --                 1               11
                                                     --------          --------         --------
NET CASH (USED IN)/PROVIDED BY
          FINANCING ACTIVITIES                           (605)             (892)           6,505
                                                     --------          --------         --------

NET INCREASE/(DECREASE) IN CASH                         3,025            (4,501)           2,413

CASH, BEGINNING OF PERIOD                               3,368             7,869            5,456
                                                     --------          --------         --------
CASH, END OF PERIOD                                  $  6,393          $  3,368         $ 7,869
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

6.       SHORT-TERM INVESTMENTS

The value of short-term investments is as follows:

                                                         GROSS
                                                  ----------------------
                                                  UNREALIZED UNREALIZED
                                      MARKET
                                       COST         GAINS    LOSSES     VALUE
                                    ----------     ------    ------     -----
At December 31, 1998:
Equity securities                       1,264         787        --    $  2,051
                                     --------     -------    ------    ---=----
TOTAL                                $  1,264     $   787    $   --    $  2,051
                                     ========     =======    ======    ========

At December 31, 1997:
Fixed income securities -
  States and
   municipalities                    $101,587     $   --     $ (813)   $100,774
Equity securities                       1,449       1,073        --       2,522
                                     --------     -------    ------    --------
TOTAL                                $103,036     $ 1,073    $ (813)   $103,296
                                     ========     =======    ======    ========

7.       OTHER RECEIVABLES

Other receivables at December 31, 1998 and 1997 consist of the following (in thousands):

                                               1998              1997
                                            ----------        ----------
Current portion of:
  Receivable from third-party
    insurers                               $      154         $      112
  Reinsurance receivable                          354              2,687
  New York State Pools receivable                 433                377
  Pharmacy rebate receivable                      188                524
  Contributions receivable - WCU                   24                640
  Interest receivables from Primergy
    (Note 5) - net of allowance
    for doubtful accounts of $1,957
    and $1,137                                     --                 --
  Other                                           225                533
                                           ----------         ----------
TOTAL                                      $    1,378         $    4,873
                                           ==========         ==========

8.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 and 1997, consists of the following (in thousands):

                                               1998              1997
                                            ----------        ----------
Land                                        $      888        $      888
Land improvements                                  448               448
Buildings and building improvements              6,389             9,189
Leasehold improvements                             444               434
Computer equipment                               5,613             5,118
Furniture, fixtures and equipment                1,685             1,545
                                            ----------        ----------
                                                15,467            17,622
Less accumulated depreciation
 and amortization                                7,758             6,528
                                            ----------        ----------
                                                 7,709            11,094
Less amounts classified as current               5,564                --
                                            ----------        ----------
TOTAL                                       $    2,145        $   11,094
                                            ==========        ==========

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

Other non-current assets at December 31, 1998 and 1997, consist of the following (in thousands):

                                                        1998            1997
                                                     ----------      ----------
Capitalized costs incurred in
    connection with placement
    of subordinated convertible
    note - net                                       $     624       $     743

Long term portion of:
  Receivables from third-party
    insurers                                               616             449
  Deferred taxes - net                                      --           1,514
  Accounts receivable - net                                 --             225

Deposits and other - net                                   323             371
                                                     ---------       ---------
TOTAL                                                $   1,563       $   3,302
                                                     =========       =========

11.      LIABILITY FOR MEDICAL COSTS PAYABLE

Activity in the medical costs payable liability is summarized as follows:

                                                         1998          1997
                                                         ----          ----
                                                           (in thousands)

Balance, beginning of year                             $ 17,321       $ 15,965

Incurred related to:
  Current year                                          126,137        122,367
  Prior years                                             3,357          3,884
                                                       --------       --------
Total incurred                                          129,494        126,251
                                                       --------       --------


Paid related to:
  Current year                                          100,663        107,075
  Prior years                                            19,748         17,820
                                                       --------       --------
Total paid                                              120,411        124,895
                                                       --------       --------

Balance, end of year                                   $ 26,404       $ 17,321
                                                       ========       ========
-------------------------

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

12.      LONG-TERM DEBT

Long-term debt, at December 31, consists of the following:

                                                         1998           1997
                                                       --------       ---------
                                                            (in thousands)
Subordinated Convertible Note -
   The 1818 Fund II, L.P.;
   principal due December 31, 2002;
   interest at 8% per annum,
   payable quarterly (see Note 13).                    $ 15,000       $  20,000

Mortgage Payable - Key Bank of New York;
   $4,610,000; interest at base rate
   (7.75% at December 31, 1998); payable
   monthly with a balloon of $3,574,000
   due January 1, 2000. Secured by real
   estate, buildings, fixtures and assignment
   of all leases.                                         3,834           4,060

Mortgage Payable - Key Bank of
   New York; first mortgage of
   $862,500; interest at base rate
   (7.75% at December 31, 1998); payable
   monthly with a balloon of $631,000
   due March 1, 2000.  Secured by property
   located in Saugerties.                                   699             748

Mortgage Payable - Premier National Bank;
   first mortgage of $820,000; interest
   at 7.25%; balloon payment of $727,000 due
   February 1, 1999.                                        731             755

Mortgage Payable - Premier National
   Bank; first mortgage of
   $335,000; interest at prime rate (7.75%
   at December 31, 1998); payable monthly
   with a balloon of $260,500 due
   March 1, 2001.                                           300             314

Capitalized Lease Obligations; due through
   2002; monthly payments ranging from
   $3,100 to $9,100 with interest ranging
   from 6.5% to 10.9%; secured by equipment                 298             593
                                                       --------       ---------
Total debt                                               20,862          26,470

Less current portion                                      5,791             618
                                                       --------       ---------
Long-term portion                                      $ 15,071       $  25,852
                                                       ========       =========


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

14.      INCOME TAXES

The (benefit)/provision for income taxes (in thousands) consists of the following:

                                        YEAR ENDED DECEMBER 31,
                               --------------------------------------
                                 1998            1997          1996
                               --------        --------      --------
Current:
   Federal                     $     --        $    --       $ (6,388)
   State                             --             --             62
                               --------        -------       --------
                               $     --        $    --       $ (6,326)
                               ========        =======       ========

Deferred:
   Federal                     $     --        $    --       $   (351)
   State                             --             --         (1,361)
                               --------        -------       --------

                               $     --        $    --       $ (1,712)
                               ========        =======       ========

A reconciliation of the Federal statutory rate to the Company's effective income tax rate is as follows:

                                               YEAR ENDED DECEMBER 31,
                                    ------------------------------------------
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


"At December 31, 1997 the Company did not provide a valuation allowance for these net deferred tax assets. This was based upon the Company's internal projections of future profitable operations and based on the available tax planning strategy of selling its subsidiary, Wellcare of New York, Inc. and/or Wellcare of Connecticut, Inc. At that time, the Company had engaged Bear Stearns & Co. to explore its strategic opportunities and believed that a possible sale would have resulted in gains which would have been sufficient to realize the net deferred tax asset which had been recorded. During 1998, the Company continued to incur operating losses, the amounts of which were substantial and increasing. Further, the Company's consideration of its strategic opportunities resulted in the series of transactions described in Note 24 to the financial statements. These transactions included a sale of the Company's commercial HMO business in New York, with the Company's continuing business consisting primarily of the Company's Medicare and Medicaid business in New York State and commercial business in Connecticut. Both Companies were under close scrutiny by the state regulatory authorities at this time. Also, the proceeds to the Company from the sale of its commercial HMO business in New York was substantially lower than had been anticipated in the prior year from the sale of Wellcare of New York, Inc. Thus, based on the inability to realize a significant gain on the sale of assets and the continuation of business lines which had not historically been profitable, the Company determined that it was no longer possible to conclude that the use of the net deferred asset was "more likely than not" to be realized and therefore recorded a full valuation allowance at December 31, 1998 for these net deferred tax assets.


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

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred tax balance as of December 31, 1998 and 1997 are as follows:

                                                      DECEMBER 31,
                                             ----------------------------
                                                1998             1997
                                             ----------       ----------
                                                     (in thousands)
Deferred tax assets:
   Accounts and other
    receivables - bad
    debt reserves                            $   6,070        $   5,167
    Other                                           47               61
   Net operating loss carry forward
      Federal                                   12,486            7,434
      State                                      3,623            1,466
                                             ---------        ---------
  Total                                         22,226           14,128
                                             ---------        ---------
Deferred tax liabilities:
   Depreciable assets                              258              258
   Capitalized pre-
     operational costs                              --              588
                                             ---------        ---------
  Total                                            258              846
                                             ---------        ---------
   Net before valuation allowance               21,968           13,282
   Less: valuation allowance                    21,968           (7,841)
                                             ---------        ---------
Net deferred tax asset                       $      -0-       $   5,441
                                             =========        =========

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

16.      STOCK OPTIONS

During 1998, 1997 and 1996, the Company granted stock options to certain individuals to purchase common stock at the fair market value of the stock on the date of the grant. Following is a summary of the transactions:


                                              SHARES UNDER OPTION
                                          -----------------------------
                                          1998         1997        1996
                                          ----         ----        ----

Outstanding,
 beginning of year                      650,179      556,455     388,012

Exercised during the year                    --           --     (20,398)

Terminated during the year             (275,438)    (106,368)   (148,159)

Granted during the year                 224,000      200,092     337,000
                                        -------      -------     -------
Outstanding, end of year                598,741      650,179     556,455
                                        =======      =======     =======
Eligible, end of year, for
 exercise currently                     463,005      338,921     175,938
                                        =======      =======     =======

Option price per share               $1.25-$24.50  $3.01-$24.50  $7.22-$24.50

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

Non-incentive Executive Stock
 Option Plan:                          1998         1997        1996
                                       ----         ----        ----
Outstanding, beginning of year       600,000      600,000           --

Exercised during the year                 --           --           --

Terminated during the year                --           --           --

Granted during the year                   --           --      600,000
                                     -------       -------     -------

Outstanding, end of year             600,000       600,000     600,000
                                     =======       =======     =======

Eligible, end of year, for
   exercise currently                400,000       200,000          --
                                     =======       =======     =======

Option price per share             $4.00-$6.25   $4.00-$6.25  $10.00-$15.00

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

F. Leases - Future minimum rental payments (in thousands) required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are approximately as follows:

            YEAR                       AMOUNT
         ------------                 --------
           1998                          1,416
           1999                          1,205
           2000                          1,060
           2001                            489
           2002                            288
           Thereafter                    1,215
                                       -------
           TOTAL                       $ 5,673
                                       =======

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

21.      SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the year for:

                                   1998      1997      1996
                                   ----      ----      ----
                                        (in thousands)

Income taxes                       $   --    $  --     $1,792

Interest                           $1,131    $1,101    $1,951

During 1998 and 1997, no capital loans for equipment were entered into by WellCare. During 1996, WellCare entered into capital leases for equipment in the amount of approximately $176,000.

22.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including short-term investments, advances to participating providers, other receivables - net, restricted cash, other non-current assets - net, accounts payable and accrued expenses, approximate their fair values.

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

23.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected unaudited data reflecting the Company's consolidated results of operations for each of the last eight quarters are shown in the following table (in thousands, except per share amounts):

                                                  1998
                              ---------------------------------------------
                                1ST        2ND          3RD        4TH
                                ---        ---          ---        ---

Total revenue                 $35,564   $38,477(3)    $36,191    $34,217(1)

Total expenses                 36,782(2) 40,959        39,140     52,985(1)

Loss from operations           (1,218)   (2,482)       (2,949)   (18,768)

Net loss                       (1,218)   (2,482)       (2,949)   (24,209)

Net loss per share              (0.19)    (0.36)        (0.39)     (3.21)

                                                  1997
                              --------------------------------------------
                                1ST        2ND          3RD        4TH
                                ---        ---          ---        ---

Total revenue                 $34,278   $36,976       $35,537    $37,078

Total expenses                 47,280    36,871        39,959     41,901

Income/(loss) from
  operations                  (13,002)      105        (4,422)    (4,823)

Net income/(loss)             (13,002)      105        (4,422)    (4,823)

Net income/(loss)
  per share                     (2.06)      .01         (0.70)     (0.77)


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

                                         December 31, 1998
                                   ---------------------------------
                                          (in thousands)

                                                     (Unaudited)
                                        Actual         Proforma
                                        ------         --------

Current assets                         $ 16,514        $ 23,344
                                       --------        --------
Total assets                           $ 29,939        $ 28,983
                                       ========        ========

Current liabilities                    $ 42,569        $ 31,374
                                       --------        --------
(Deficiency in assets)/
  Shareholders' equity                 $(27,708)       $ (2,455)
                                       --------        --------
Total liabilities and
  Shareholders' equity                 $ 29,939        $ 28,983
                                       ========        ========

Working capital (deficiency)           $(26,055)       $ (8,030)
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
                                                 =======          =======           =======

                       THE WELLCARE MANAGEMENT GROUP, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

                              BALANCE AT BALANCE AT
                             BEGINNING LESS: END OF
                      OF PERIOD ADDITIONS DEDUCTIONS PERIOD
                                   --------        --------          --------       --------
YEAR ENDED
DECEMBER 31, 1998

Allowance for
 doubtful accounts -
     Trade receivables             $  3,555        $    795         $   166         $  4,184

Allowance for
 doubtful accounts -
     Other receivables                1,137             987             167            1,957

Allowance for
 doubtful accounts -
     Notes receivable                 8,096             793                 7          8,882
                                   --------        --------          --------       --------
Total                              $ 12,788        $  2,575          $    340       $ 15,023
                                   ========        ========          ========       ========

YEAR ENDED
DECEMBER 31, 1997

Allowance for
 doubtful accounts -
     Trade receivables             $  3,365        $  3,462          $  3,292       $  3,555

Allowance for
 doubtful accounts -
     Other receivables                5,048           1,755             5,666          1,137

Allowance for
 doubtful accounts -
     Notes receivable                 5,345           2,755                 4          8,096
                                   --------        --------          --------       --------
Total                              $ 13,758        $  7,992          $  8,962       $ 12,788
                                   ========        ========          ========       ========

                              BALANCE AT BALANCE AT
                             BEGINNING LESS: END OF
                      OF PERIOD ADDITIONS DEDUCTIONS PERIOD
                                   --------        --------          --------       --------

YEAR ENDED
DECEMBER 31, 1996

Allowance for
 doubtful accounts -
     Trade receivables             $  1,514        $  3,937          $  2,086       $  3,365

Allowance for
 doubtful accounts -
     Due from affiliates                 --             216               216             --

Allowance for
 doubtful accounts -
     Other receivables                  744           4,321                17          5,048

Allowance for
 doubtful accounts -
     Notes receivable                 5,130             535               320          5,345
                                   --------        --------          --------       --------
Total                              $  7,388        $  9,009          $  2,639       $ 13,758
                                   ========        ========          ========       ========

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

3.1c      Copy of Certificate of Amendment of the Certificate
          of Incorporation of The WellCare Management Group, Inc.
          filed June 20, 1999                                                 **

3.2c      Copy of Registrant's Amended By-Laws (As Amended June 10, 1997)   (11)

10.2d     Copy of Voluntary Separation and Release dated October 16, 1996,
          between Registrant and Edward A. Ullmann*                          (8)

10.2e     Copy of letter agreement, from Robert L. Plotz dated
          June 7, 1999, whereby Registrant cancels Promissory Note
          issued by Edward A. Ullman                                          **

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

10.27b    Copy of Letter of Understanding between WCNY and the
          contracted Alliances (Valley Medical Services, P.C. and
          Hudson Valley Family Medical Health, P.C.) dated
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
          1818 Fund II, L.P.                                                  **

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
          June 11, 1999, between Registrant and John E. Ott, M.D.*            **

10.52     Copy of Employment Agreement dated September 1, 1996, between
          Registrant and Joseph R. Papa*                                     (8)

10.52a    Copy of Consulting Agreement dated January 15, 1999, between
          Registrant and Joseph R. Papa Associates                            **

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

10.63a    Copy of Surrender and Acceptance of Lease dated
          May 11, 1999, between Registrant and Reckson Operating
          Partnership, L.P.                                                   **

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

10.69     Copy of Employment Agreement dated January 29, 1997,
          between Registrant and Mary Lee Campbell-Wisley*                    **

10.69a    Copy of Amendment to Employment Agreement dated
          February 16, 1999, between Registrant and Mary Lee
          Campbell-Wisley*                                                    **

10.70     Copy of Employment Agreement dated November 5, 1997,
          between Registrant and Thomas A. Curtin*                            **

10.71     Copy of Employment Agreement dated November 17, 1998,
          between Registrant and Adele B. Reiter, Esq.*                       **

10.72     Copy of Employment Agreement dated December 1, 1998,
          between Registrant and Alan Bernstein, M.D.*                        **

10.73     Copy of Employment Agreement dated December 1, 1998,
          between Registrant and Craig S. Dupont*                             **

10.73a    Copy of Amendment to Employment Agreement, dated
          February 11, 1999, between Registrant and Craig S. Dupont*          **

10.74     Copy of Letter of Settlement dated June 9, 1999, between
          KeyBank National Association and KeyCorp. Leasing Ltd.,
          Registrant, WCNY, WCD and GHI HMO Select Inc.                       **

10.76     Copy of Stock Purchase Agreement dated May 19, 1999
          between Registrant and Kiran C. Patel, M.D.                         **

10.76a    Copy of Amendment to Stock Purchase Agreement dated May 19,
          1999 between Registrant and Kiran C. Patel, M.D.                    **

10.77     Form of Hospital Settlement Agreement between Registrant,
          WCNY, Kiran C. Patel, M.D. HealthCare Association of New
          York State, Northern Metropolitan Hospital Association
          and the member hospital of HANYS and/or Normet                      **

10.78     Form of Physician Settlement Agreement between Registrant,
          WCNY, Kiran C. Patel, M.D., and the Provider or Provider Group      **

10.79     Form of May 27, 1999 letter to Class A Shareholders of Registrant   **

10.79a    Copy of Voting Agreement dated June 9, 1999 between Kiran C.
          Patel, M.D., and Robert W. Morey                                    **

10.79b    Copy of Irrevocable Proxy dated June 9, 1999 between Kiran
          C. Patel, M.D., and Robert W. Morey                                 **

10.80     Copy of Asset Purchase Agreement dated May 20, 1999 between
          WCNY and Group Health Incorporated                                  **

10.81     Copy of Escrow and Security Agreement dated June 11, 1999
          by Registrant, WCNY, Garfunkel, Wild & Travis, P.C.,
          Healthcare Association of New York State and Northern
          Metropolitan Hospital Association, The Medical Society of
          the State of New York and United States Trust Company of New
          York                                                                **

10.82     Copy of Management Agreement dated June 11, 1999 between
          Comprehensive Health Management, Inc. and WellCare of New
          York, Inc.                                                          **

10.83     Copy of Management Agreement dated June 11, 1999 between
          Comprehensive Health Management, Inc. and WellCare of
          Connecticut, Inc.                                                   **

11        Computation of Per Share Earnings                                   **

21        List of Subsidiaries                                                **
27        Financial Data Schedule                                             **

-------------------------
(1) Incorporated by reference to the same exhibit in Registrant's Registration Statement on Form S-1 (File No. 33-61012)

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

** Incorporated by reference to the same exhibit in Registrant's Report on Form 10-K for the year ended December 31, 1998.