Form 10-K
period 1999-12-31
WELLCARE MANAGEMENT GROUP INC
filed 2000-06-01
CIK 900630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                       THE WELLCARE MANAGEMENT GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                             ----------------------

                           COMMISSION FILE NO. 0-21684


     NEW YORK                                     14-1647239
(State or other jurisdiction             (I.R.S. Employer Identification
of incorporation or organization)                 Number)

PARK WEST/HURLEY AVENUE EXTENSION, KINGSTON, NEW YORK       12401
     (Address of Registrant's principal executive offices)

                                 (914) 338-4110
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

                             ----------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file requirements for the past 90 days.
                                                       YES  [_]  NO  [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of this Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock (common stock, $.01 par value) held by non-affiliates of the Registrant on March 31, 2000 was $11,324,088 based on the closing sales price of the common stock on such date.

     The aggregate number of Registrant's shares outstanding on March 31, 2000 was 38,697,940 of common stock, $.01 par value and 313,555 shares of Class A common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                TABLE OF CONTENTS

                                                                            PAGE

PART I

ITEM 1.   BUSINESS .......................................................     4
          GENERAL ........................................................     4
               BUSINESS DEVELOPMENTS .....................................     4
               RECENT EVENTS .............................................    10
               CAPITAL STRUCTURE - STOCK CONVERSIONS .....................    11
               FORWARD LOOKING STATEMENTS ................................    11
               LEGISLATIVE AND REGULATORY PROPOSALS ......................    12
          DESCRIPTION OF BUSINESS ........................................    12
               THE MANAGED HEALTH CARE INDUSTRY ..........................    12
               THE WELLCARE HMOS .........................................    15
               COMPETITION ...............................................    25
               MANAGEMENT INFORMATION SYSTEMS/THE YEAR 2000 ..............    26
          GOVERNMENT REGULATION ..........................................    26
               STATE REGULATION ..........................................    26
               FEDERAL REGULATION ........................................    31
ITEM 2.   PROPERTIES .....................................................    32
ITEM 3.   LEGAL PROCEEDINGS ..............................................    33
          CLASS ACTION LITIGATION ........................................    33
          OTHER MATTERS ..................................................    34
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............    35

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ..........................................    36
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA ...........................    37
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ..........................    40
ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK ..................................................    47
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA .....................    47
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE .......................    47

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............    49
ITEM 12.  EXECUTIVE COMPENSATION .........................................    56
ITEM 13.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT ...............................................    62

PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS
            AND  SCHEDULES ...............................................    66

                                     PART I

ITEM 1.   BUSINESS

                                     GENERAL

The WellCare Management Group, Inc. ("WellCare" or the "Company") is a managed health care company, whose direct and indirect wholly owned subsidiaries, WellCare of New York, Inc. ("WCNY") and WellCare of Connecticut, Inc. ("WCCT"), are health maintenance organizations ("HMOs"). WCCT, which is a wholly owned subsidiary of WCNY, is modeled on WCNY and operates in the State of Connecticut. As of December 31, 1999, WCNY membership coverage consisted of governmental programs (Medicare, Medicaid and Child Health Plus). WCCT services only commercial members. Until June 1, 1999, WellCare provided management services to each of its subsidiaries. In 1999, the Company entered into a number of transactions, which significantly changed the operations of the Company. These transactions are described below under Business Developments.

BUSINESS DEVELOPMENTS

PATEL AND GHI TRANSACTIONS

At December 31, 1999 and December 31, 1998, the Company had a working capital deficiency of approximately $7.4 million and $26.1 million, respectively. The Company had incurred losses in the two years prior and was not in compliance with the statutory net worth requirements for New York State and Connecticut HMOs. The New York requirements called for WCNY to maintain a contingent reserve of $4.1 million and $6.7 million at December 31, 1999 and December 31, 1998, respectively. The New York State Insurance Department ("NYSID") has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY had been operating within the 50%-100% discretionary contingent reserve requirement during 1999 and 1998, respectively,with the full knowledge of NYSID.

In April 1999, WCNY agreed to consent to rehabilitation in which the State of New York has the right to commence court proceedings and have an order entered into that would give the State of New York the right to assume the operation of WCNY. Failure to come into compliance with the reserve requirement could have caused NYSID to take action, which could include restriction or revocation of WCNY's license. At December 31, 1999 no restriction or revocation action has taken place.

The Connecticut requirements at that time called for a minimum statutory net worth of $1 million, whereas WCCT statutory net worth at December 31, 1999 and December 31, 1998 was approximately $(.2) million and $.6 million, respectively, including an account receivable from the Company of approximately $.3 million and $.9 million at December 31, 1999 and December 31, 1998. As a result, on June 2, 1999, the State of Connecticut Insurance Department issued an order requiring WCCT to submit to administrative supervision by the State's Insurance Commissioner until WCCT meets its statutory net worth (without including the account receivable from the Company) and other requirements.

On June 11, 1999, WellCare closed on two separate transactions. Kiran C. Patel, M.D. ("Patel"), the principal of Well Care HMO, Inc., a Florida corporation, an entity unrelated to WellCare, purchased a fifty-five (55%) percent ownership interest in the Company for five (5) million dollars. As part of the purchase transaction, Dr. Patel received 100,000 shares (the "Shares") of a newly authorized series of senior convertible preferred stock ("Series A Convertible Preferred Stock"), which provided Dr. Patel with 55% of WellCare's voting power. The preferred stock was subject to mandatory conversion into common stock upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares of common stock from twenty (20) million to seventy-five
(75) million. Due to the excess of the fair value of the underlying common stock over the purchase price, the Company recorded a deemed dividend on the preferred stock totaling approximately $3 million. The shares are subject to anti-dilution rights, whereby upon conversion Dr. Patel will generally preserve his 55% interest in WellCare until there are 75 million shares of common stock issued and outstanding. In order to preserve his 55% interest, Dr. Patel, at his option, will pay par value ($0.01per share) for each common share subsequently purchased.

In a second transaction, Group Health Incorporated ("GHI") purchased WCNY's commercial line of business consisting mainly of other assets and goodwill associated with member lives for an amount approximating five (5) million dollars. The completed transaction became effective June 1, 1999. WellCare received four (4) million dollars at closing and one (1) million dollars was placed in escrow pending a determination of the total number of WCNY commercial members at June 1, 1999. If the commercial membership were at least 25,000 members, all of the proceeds would have been released from escrow. Final measurement date for the June 1st measurement count transpired on August 31, 1999. The actual disbursement from the escrow was established at $793,000 plus a pro rata share of interest income. A gain of approximately $352,000 was recognized on the GHI sales transaction and the gain was included in the December 31, 1999 Consolidated Statement of Operations. As stipulated and agreed upon in the GHI transaction, WellCare and WCNY will not engage in commercial HMO business in New York for a period of one (1) year from the June 1, 1999 closing date.

The consummation of these transactions, along with other concurrent settlements (noted at other transactions described herein, effectively reduced the Company's working capital deficit by approximately eighteen (18) million dollars; developed the ability to bring WCNY within the fifty (50%) percent - hundred (100%) percent revised contingent reserve requirement, as permitted by the New York State Insurance Department ("NYSID"); retire most of the Company's long-term debt; and, provide a significant reduction of WCNY's obligations to providers.

A change in the structure and focus of the Company's operations was also created. WellCare's operations in New York will consist solely of governmental programs (Medicare, Medicaid and Child Health Plus), with WCNY's revised statutory cash reserve decreased to $3.0 million, and its revised statutory contingent reserve decreased to $3.7 million. Dr. Patel's, investment in WellCare, was approved by New York State regulators on June 11, 1999.

In September 1999, WCNY issued WCCT an $850,000 loan in the form of a subordinated note (see "Comprehensive Transaction" re: further details of loan establishment). In addition, WellCare agreed to pay an installment of $67,000 per month to WCCT to settle its inter-company loan. As a result, Connecticut Department of Insurance ("DOI") rescinded its order of Administrative Supervision by the State's Insurance Commissioner for the year ended December 31, 1999.

COMPREHENSIVE TRANSACTION

In connection with the Patel transaction, WCNY and WCCT entered into separate and identical management agreements with Comprehensive Health Management, Inc. ("Comprehensive"), an affiliate of Dr. Patel (majority shareholder of WellCare), to manage their HMO operations. The management agreements with Comprehensive are for a term of five (5) years. The management fee to each HMO ranges from 7.5% of the premium revenue when there are more than 80,000 members, to 9.5% of the premium revenues when there are less than 40,000 members. Comprehensive will provide services for claims processing, customer service, utilization review, data processing/MIS, credentialing, communication, provider relations and day to day accounting. Comprehensive will be responsible for providing financial reports to the HMOs, as well as to the appropriate regulatory agencies. Comprehensive's management fee will not include provision for costs associated with marketing functions, legal costs, extraordinary accounting and audit costs, D & O (Directors and Officers) and E & O (Errors and Omissions) Insurance Expenses. Additionally, the management fee will not provide coverage for any cost deemed extraordinary to Comprehensive's services.

Comprehensive loaned WCNY $850,000, as a subordinated loan, in September 1999 in a separate transaction. The full amount of the loan was in turn issued as a subordinated loan from WCNY to WCCT. This transaction in conjunction with other WellCare transactions, provided substantial remedy to WCCT in meeting the Connecticut DOI statutory net worth requirement. New York State Regulators approved the management agreement between WCNY and Comprehensive on June 11, 1999. The Connecticut Department of Insurance did not approve the Comprehensive management agreement with WCCT until September 1999.

PROVIDERS SETTLEMENT TRANSACTION

As a condition to the successful closing of the Patel and GHI transactions, various hospitals, physicians and other health care providers entered into settlement agreements to settle claims for services provided to WCNY HMO members through April 30, 1999. The settlement agreements stipulated that the various hospitals, physicians and other health care providers accept a payment of 30% of the balance owed by the Company to the provider in the year of settlement, plus 5% of the balance owed by the Company, payable on February 1 of the three years subsequent to the year of settlement, if they continue to be participating WCNY providers. These claims are settled from a provider pool consisting of at least ten (10) million dollars, comprising all the proceeds from the Patel and GHI transactions in addition to eighty (80%) percent of WCNY's premium receivables at April 30, 1999. WCNY, as stipulated, was able to use the designated provider pool funds in excess of $10 million and up to $2.5 million, to meet statutory reserves. As of the year ended December 31, 1999, the Company recognized an extraordinary gain of $18.3 million due to the results of the completed provider settlements.

THE 1818 FUND TRANSACTION

A further condition to the successful closing of the Patel transaction in June 1999, The 1818 Fund II, L.P. ("Fund"), the general partner of which is Brown Brothers Harriman & Co., were required to convert a subordinated promissory note issued by WellCare into a second newly authorized series of one hundred(100)thousand shares of senior convertible preferred stock. The Fund converted the fifteen (15) million dollar subordinated note, plus the net of accrued and unpaid eight (8%) interest approximating $0.8 million and the unamortized portion of the note facility fees of approximately $0.6 million into one hundred(100)thousand shares of senior convertible preferred stock ("Series"
B) of the Company. The preferred stock is non-voting and is subject to mandatory conversion (subject to regulatory approval) and further predicated upon the amendment to WellCare's certificate of incorporation to increase the number of authorized shares of common stock from twenty (20) million to seventy-five (75) million. Based on the completed conversion, the Fund owns ten (10) million shares of WellCare common stock, an effective conversion price of $1.50 per share.

In connection with the conversion of the Note, the Company recorded interest expense of approximately $3 million relating to the fair value of the shares received in excess of the shares issuable pursuant to the conversion terms of the 1998 Amendment, a conversion price of $8 per share.

KEY AND PREMIER BANK TRANSACTIONS

As a further condition to the closing of the Patel transaction, in June 1999, the Company reached a settlement with Key Bank ("Key") and Premier National Bank ("Premier"), whereby the company will transfer ownership of the real property securing two mortgages to Key and two mortgages to Premier, in lieu of foreclosure. The net book value of the real property was approximately $5.4 million compared to the outstanding mortgage balances of approximately $5.5 million. A loss of approximately $0.1 million was charged to operations.

The Company recorded a general and administrative expense for impaired assets of approximately $2.8 million in 1998 to reduce the net carrying value of the mortgaged properties to its respective mortgage balance.

CLASS A COMMON STOCK CONVERSION TRANSACTION

As an additional condition to the closing of the Patel transaction, the holders of 680,747 shares of Class A common stock, which has ten (10) votes per share, agreed to convert their shares into shares of common stock on a share-for-share basis. Mr. Robert W. Morey, the holder of the remaining 313,555 shares of Class A common stock outstanding, has given a two year proxy in favor of Dr. Patel to vote Mr. Morey's shares of Class A common stock.

PRIMERGY TRANSACTION

In June 1995, the Company contributed approximately $5.1 million to its then wholly owned subsidiary, WellCare Medical Management, Inc. ("WCMM"). WCMM was engaged in the business of managing physician practices. The assets of WCMM were sold for cash of $0.6 million and a note receivable of $5.1 million. The buyer, Primergy, Inc. ("Primergy"), which had been newly formed to acquire WCMM, is in the business of managing medical practices and providing relative consultative services, and entered into agreements to manage the regional health care delivery networks (the "Alliances"/"IPAs"). The Company also received a five-year option to acquire Primergy, which option was cancelled in 1996. The note receivable carried interest at a rate equal to prime plus two (2%) percent with interest payable monthly through July 31, 2000. Primergy had paid only interest through January 1996.

The Company has also advanced $3.4 million to Primergy ($0.6 million in 1997, $2.1 million in 1996 and $0.7 million in 1995) for operating expenses and unpaid interest, which obligations are documented by notes of $215,000 and $2.1 million and interest receivable of $1.1 million. The note for $215,000, which is dated February 26, 1996, carried interest at a rate equal to prime plus two (2%) percent and was due December 31, 1996. No payments of principal have been made on this note, or payments of interest beyond May 1996.

Primergy executed a promissory note for $2.1 million in February 1997. The note was interest bearing at the rate of prime plus two (2%) percent. Repayment of the principal was to occur over a thirty-six (36) month period, starting upon the occurrence of certain events explained below (no interest has been paid on this obligation). Subsequently, in February 1997, Primergy entered into an Option Agreement with a potential investor (the "Investor"), whereby the investor loaned Primergy Four (4) million dollars and received an option to merge with Primergy, exercisable through June 30, 1998. Concurrently, WellCare entered into an agreement with Primergy whereby WellCare agreed to forebear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note. The forbearance would be in exchange for the right to convert the $5.1 million note into forty-three (43%) percent of the common stock of the company if the Investor were to exercise its option to merge and immediate repayment of the $2.1 million note upon effectiveness of such merger. At June 30, 1998, the Investor's option to merge expired without being exercised. As a result, forbearance of the debt has been rescinded and the original payment terms of the $5.1 million note restated. Primergy is obligated to continue paying monthly interest on the $2.1 million note, with principal payments over a thirty-six (36) month period commencing July 1, 1998. Primergy has not made any of the principal or interest payments due under the $2.1 million note. The notes are subordinated to the Investor's security interest.

In view of Primergy's operating losses and advances to the Alliances, the Company had obtained from certain of Primergy's equity holders' personal guarantees of the original note and pledges of collateral to secure these guarantees. In April 1997, the Company's Board of Directors agreed to release these guarantees and related collateral pledged by the guarantors to secure the guarantees. This action was executed in exchange for Primergy's stock options that such guarantors originally received from Primergy and a release from the guarantors for any potential claims against WellCare associated with the transactions. In view of Primergy's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and Primergy's default on the payments of the notes, the Company fully reserved in 1995 the original $5.1 million note receivable, plus the $0.7 million advanced in 1995. In 1996, the Company established an additional net reserve of $1.9 million for the $215,000 note; interest accrued on the notes and advances receivable, net of the deferred gain of $144,000 on the original sale. In 1997, the Company established a reserve of $0.8 million for 1997 accrued interest not paid by Primergy and for advances made in 1997. In 1998, the Company established a reserve of $0.8 million for 1998 accrued interest not paid. All amounts due to the Company from Primergy, net of the deferred gain on the original sale, are fully reserved.

In February 1999, the Company entered into a letter of intent to settle its outstanding indebtedness with Primergy and to amend the five independent practice association ("IPAs") service agreements with the IPAs owned by Primergy. However, this transaction was not consummated.

Consequently, in July 1999, the Company entered into an agreement with Primergy, Inc., ProMedco of the Hudson Valley, Inc. and ProMedco Management Company to settle its outstanding indebtedness with Primergy. The agreement stipulated a $425,000 cash payment to the Company at closing; as well as, requiring a release to the Company from Primergy for approximately $325,000 in past Quality and Utilization incentive payments due to Primergy. Additionally, Primergy has agreed to pay $2 per member per month for the period commencing from August 31, 2000 to July 31, 2002 for the members assigned to Primergy IPAs by WCNY. This amount survives any termination or breach of the IPA Service Agreements by the contracted IPAs and is guaranteed by ProMedco Management Company. Furthermore, any and all Quality and Utilization based compensation to the Primergy IPAs was eliminated from the contract. The Primergy IPAs contract period was reduced and currently will terminate on July 31, 2002. The income effect was shown as a recovery of bad debt in the third quarter of the Company's December 31, 1999 consolidated financial statements.

RECENT EVENTS

The Company's financial statements as of December 31, 1999 and for the year then ended, have been prepared assuming that the Company will continue as a going concern. The auditors' report states that "the Company's recurring losses from operations, working capital deficit, capital deficiency, and failure to maintain 100% of the contingent reserve requirement of the New York State and Connecticut Departments of Insurance raise substantial doubt about its ability to continue as a going concern." (See Consolidated Financial Statements).

In March 2000, WCNY made a $738,000 subordinated surplus loan to WCCT to assist WCCT in compliance to their statutory net capital requirements. Also, WCCT was notified by the Connecticut Insurance Department that WCCT is not in compliance with the Risk Based Capital requirement set by the National Association of Insurance Commissioners (NAIC). Management filed a corrective action plan with the Connecticut Insurance Department in April 2000.

In April 2000, WCNY voluntarily ceased marketing and enrollment in its Child Health Plus and Healthy Choice products. Management made the decision to temporarily cease the marketing and enrollment in the Child Health Plus and Healthy Choice products to allow WCNY to fully evaluate the current operations and implement a business strategy that will assure WCNY Medicaid members of a high level of quality service and care. WCNY plans on re-marketing the Child Health Plus and Healthy Choice products within a ninety day period thereafter.

CAPITAL STRUCTURE - STOCK CONVERSIONS

During the annual shareholder's meeting held on September 30, 1999, the Company received shareholders' and Board of Directors approval to increase the number of authorized shares of common stock from twenty (20) million to seventy-five (75) million. The Company's certificate of incorporation was duly amended to reflect the approved change in authorized shares of common stock.

Mandatory conversion of senior convertible preferred stock (series A) held by Dr. Patel and senior convertible preferred stock (series B) held by the Fund was immediately transacted. After giving effect to the Class A common stock conversion (see Business-Class A common stock conversion transaction) and the mandatory conversion of the preferred series A and B stocks, there were 38,697,940 shares of common stock and 313,555 shares of Class A common stock outstanding. At this conversion Dr. Patel owned 19,780,115 shares of common stock which represented fifty-one (51%) percent of the aggregate number of shares outstanding in the combined classes. Dr. Patel transferred 4% of his shareholder ownership to other shareholders of the Company.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the securities laws. These "forward looking statements" are not based on historical facts but represent current expectations and projections regarding future events based on best estimates from information currently available to management.

Actual results may differ from these projections due to risks, uncertainties and assumptions that may affect certain aspects of operations, performance and development. The risks, uncertainties and assumptions include, but are not limited to the following:

     o    The Company's ability to continue as a going concern;

     o The inability to consistently meet HMO statutory net worth requirement for WCNY and/or WCCT;

     o The effect of the absence of a commercial line of business for WCNY for at least one year;

     o    That increased regulation will inflate health care expenses;

     o That increased competition in the Company's markets or change in product mix will unexpectedly reduce premium revenue;

     o That the Company will not be successful in increasing membership growth;

     o That there may be adverse changes in Medicare and Medicaid premium rates set by federal and state governmental agencies;

     o That health care cost in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, changes in physician practices, and new technologies;

     o That the Company will be unable to successfully expand its operations into New York City, Westchester County and the State of Connecticut;

     o That major health care providers will be unable to maintain their operations and reduce or eliminate their accumulated deficits; and,

     o That the Company will not have the ability to obtain and retain key executives and employees.

The Company bears no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or any other reason. In light of these risks, uncertainties and assumptions, the forward-looking events in this report may not occur.

LEGISTRATIVE AND REGULATORY PROPOSALS

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

                            DESCRIPTION OF BUSINESSES

THE MANAGED HEALTHCARE INDUSTRY

Health care costs in the United States have continued to escalate dramatically to over $1 trillion in 1999. As a result, employers, insurers, governmental entities and health care providers have sought more effective cost containment measures, contributing to the development of the managed care industry. The inability of a significant portion of the population to obtain health care coverage has resulted in health care reform measures proposed both at the federal and state levels. Many of these measures are focused on managed care, as a means for providing quality health care services on a cost-effective basis for this segment of the population.

COMMERCIAL

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

As part of the "GHI Transaction" (see Business Developments section) WellCare and WCNY have agreed not to engage in commercial HMO business in New York for a period of one year following the June 1, 1999 closing of the transaction. Commercial HMO business at WCCT has been conducted uninterrupted.

MEDICARE

Medicare is a federal government-sponsored entitlement program administered by the Health Care Financing Administration ("HCFA"), providing health care coverage to individuals, primarily over 65 years of age. Substantial growth in aged and disabled enrollees has been realized each year reflecting increases in beneficiary enrollment, service utilization and medical inflation.

The federal government, through HCFA, has contracted with HMOs since 1985. The majority of Medicare beneficiaries enrolled in managed care are covered under plans that assume risk in the delivery of health care services to Medicare beneficiaries ("Medicare Risk Contracts"). In contracting with HMOs pursuant to Medicare Risk Contracts, for the year 1999 HCFA based payment rates on 95% of the average Medicare medical costs, determined by county and adjusted for age, sex, and institutional status. In addition to the 5% cost savings, the financial risk and most of the administrative burdens of health care service delivery are shifted to the HMO, and the administrative efficiency practices of managed care are integrated into the Medicare program. For the year 2000, HCFA rates are developed based on 90% of the average Medicare medical costs, determined by county and adjusted for age, sex, and institutional status and 10% of risk adjustments.

At December 31, 1999, there were over 300 Medicare Risk Plans nationwide (including multiple plans by single HMOs). On January 1, 1999, Medicare Risk HMOs have transitioned to Medicare+Choice contract under provisions enacted by the Balanced Budget Act of 1997. This plan develops through contract with the Federal Health Care Financing Administration ("HCFA") to provide coverage for Medicare eligible individuals. The contracted plans receive a fixed monthly payment from HCFA for each qualified enrolled individual. The plan must provide at least the benefits that would be provided through traditional Medicare. Significantly higher levels of coverage are provided under the plans coverage and may, however infrequent, charge an additional monthly premium to the members for greater benefits.

MEDICAID

The Medicaid program, sponsored by individual state governments, provides health care services to low income individuals in the United States, receiving significant financial support from the federal government. Each state has the option to develop a Medicaid managed care initiative, through a state specific regulatory agency. The initiative must be approved by the HCFA. The HCFA requires that federal standards are met and cost does not exceed the amount of a comparable fee-for-service basis. State governments have increasingly contracted with managed care companies, including HMOs, to provide health care services to their Medicaid recipients. In contracting with private managed care companies, Medicaid shifts most of the financial risk of covered health care services delivery to the HMO and allows the Medicaid program to benefit from the cost-efficiency practices of the managed care industry. Several states, including New York and Connecticut, have received federal approval to mandate that all Medicaid beneficiaries enroll with managed care companies to receive medical services.

CHILD HEALTH PLUS

Child Health Plus, a newly expanded subsidized program, provides comprehensive primary and preventive health insurance to uninsured and underinsured children under age 19. The program covers children in low-income families that do not have similar coverage through the workplace and who are not eligible for Medicaid. For most families, the program is currently free or requires a low monthly contribution.

As of December 31, 1999, approximately 426,000 of the State's uninsured children were enrolled in the program, more than half of the uninsured children statewide. During 1999, education, outreach and facilitated enrollment strategies have been developed to recruit children to enroll in the program.

THE WELLCARE HMOS

WCNY and WCCT (the "WellCare HMOs") provide comprehensive health care services to their members for a fixed monthly premium, plus a co-payment as applicable, by the member to the physician for each office visit generally, and a dispensing fee or co-payment to the pharmacy for each prescription filled. The basic benefits, provided within a member's benefit plan consist of primary and specialty physician care, inpatient and outpatient hospital services, emergency and preventive health care, laboratory and radiology services, ambulance services, eye care, physical and rehabilitative therapy services, chiropractic services, mental health care, and alcohol and substance abuse counseling. For an increased monthly premium, members have the option to receive prescription drugs and vision care and other supplemental benefits.

The WellCare HMOs arrange for the provision of inpatient and outpatient hospital health care services by contracting with hospitals. Prior to 1997, New York hospitals were paid primarily on a diagnostic related group ("DRG") basis under New York State law rather than by length of hospital stays (although New York HMOs were permitted to negotiate lower DRG or per diem rates with regulatory approval). Effective January 1, 1997, the New York State regulated DRG rate setting system expired and was replaced by a largely unregulated free market system whereby payors and hospitals are free to negotiate the best rates possible. WCNY's contracting efforts are focused on converting DRG and risk bearing arrangements to a per diem methodology, and most of WCNY's significant contracts with NY hospitals are based on a negotiated per diem rates across all product lines. To the extent DRG rates apply, a member's length of hospital stay does not affect the WellCare HMOs costs. Hospital costs can best be controlled through managing hospital admissions and utilizing the most effective treatment methods. When a per diem contract is in effect, utilization management reduces medical costs to the WellCare HMOs by minimizing length of hospital stay as well as maximizing the utilization of the most effective treatment methods.

WCCT contracts with its network of hospitals using various payment methodologies, including per diem, case rates, and discounts from charges. Currently, efforts are underway to convert discount contracts to per diem rates. Hospital costs are controlled when medical management assures that hospital care is appropriate, proceeds in an efficient manner, and hospitalized members are moved to more appropriate care settings as soon as clinically sound. New contracts have been developed for home care and skilled nursing facilities, and competitive skilled nursing facility level rates have been included in hospital contracts for use when members do not require hospital-level care.

The WellCare HMOs also arrange for the provision of health care services in the case of primary care services, on a capitated fee basis, and with other health care providers, generally on a discounted fee-for-service basis.

Members are allowed to select any primary care physician or group practice participating in the WellCare HMO provider network and are allowed to switch from one primary care physician or practice to another within the network. All medical care received by the member, which can include specialist and hospital care, is coordinated by the primary care physician. Hospitalization for members requiring non-emergency treatment generally takes place in hospitals, which either are under contract or have arrangements with the WellCare HMOs. Emergency treatment may be obtained in any hospital.

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

MEMBERSHIP

The following table reflects membership and employer groups for plans owned, managed or administered by WellCare during the five years ended December 31, 1999:

                                               At December 31,
                                   ----------------------------------------
                                   1999     1998     1997     1996     1995
                                   ----     ----     ----     ----     ----
Commercial Members (1)(3)          18,200   46,700   48,400  69,700  78,900
Medicaid Members                   18,700   20,700   20,800  18,300  19,100
Medicare Members (2)                5,100   10,600   10,000   5,500   2,000
Total Members                      42,100   78,000   79,200  93,500 100,000
Number of Employer Groups           3,500    6,600    2,900   2,600   2,500
-------------------------
(1) Includes HMO commercial members, members enrolled in the Child Health Plus program, and members enrolled under non-HMO specialty programs.
(2)  Includes Medicare beneficiaries and Medicare supplement members.
(3)  Includes 13,300, 8,900, 1,800, 900 and 400 WCCT members for 1999, 1998,
     1997, 1996 and 1995, respectively.

At December 31, 1999, the five largest employer groups accounted for less than 5% of total membership.

During 1999, the membership of the WellCare HMOs was comprised of the following:

     o Members enrolled through subscribing private or public sector employers or unions, and members unaffiliated with subscriber groups enrolling individually (collectively, "commercial members") (WCNY members sold to GHI, effective June 1 1999);

     o Recipients of public aid whose eligibility is determined by the local departments of social services and the New York State Department of Health ("Medicaid members");

     o Members enrolled in the New York State Child Health Plus program (included under "commercial members");

     o Medicare beneficiaries covered under Full Risk program ("Medicare beneficiaries"); and

     o Medicare beneficiaries receiving HMO supplemental coverage for medical services not covered by Medicare ("Medicare supplement members") (These WCNY members sold to GHI, effective June 1, 1999. See Business-GHI Transaction).

All five classes of membership were enrolled in WCNY through June 1, 1999 (closing date for sale of commercial members to GHI). WCCT has approval to offer coverage only to commercial members.

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

Individuals may be enrolled as Medicaid members in WCNY through its Healthy Choice product ("Healthy Choice") only if they are eligible recipients of Medicaid. Medicaid members are enrolled on an individual basis pursuant to agreements with county social services departments and approval by the New York State Department of Health ("DOH") and must be enrolled regardless of health status. The premiums for Medicaid members are funded 25% by the applicable county, 25% by the State of New York and the balance by the federal government. In the event the contracts are terminated or not renewed, the Company's operating results would be adversely affected. Medicaid Managed Care legislation was enacted in 1996 authorizing New York State, pursuant to federal waiver, to require most Medicaid recipients to enroll in managed care plans. The Company believes that once marketing restarts, the Company will be well positioned in the marketplace to enroll and provide services to these individuals under New York State's federally approved mandatory waiver.

Medicare beneficiaries are enrolled pursuant to annual contracts with the federal government under which WCNY provides health care services. These contracts provide for the federal government to pay WCNY a fixed monthly premium per member equal to approximately 95% of the average medical costs by county adjusted for age, sex, and institutional status. Premiums are subject to periodic unilateral revision by the federal government. Under the basic plan, beneficiaries pay no monthly premiums or deductibles, although there are co-payments for office visits, prescriptions, and certain other services and there are annual limits on prescription benefits received per member. Medicare members are able to dis-enroll for any reason effective the first of any month with prior written notice. Effective January 1997, WellCare's Medicare Risk program ("Senior Health") expanded from 8 counties with approximately 240,000 eligible individuals to 12 counties with a total of over 300,000 eligible individuals. Effective November 1997, WellCare's Medicare Risk program expanded to 17 counties with approximately 1.5 million eligible individuals. In October 1998, WCNY announced that WCNY would not renew Medicare Risk contracts in four counties, effective January 1999. Approximately 4,000 Medicare members were affected by this reduction. The decision was made following a review of the medical loss ratio in each of these counties. WCNY currently participates in 13 counties with approximately 1.1 million eligible individuals.

Medicare supplement members may enroll in WCNY on a group basis through their present or past employers to supplement medical coverage received from Medicare. Under the supplemental coverage, in return for a fixed monthly premium, WCNY pays the cost of most medical services not covered by Medicare, provided the Medicare beneficiary uses the HMO provider network for such services, other than for emergency care there are also co-payments for certain services received by members.

MEDICAL COST CONTROL

The Company's success depends to a significant degree upon its ability to control health care costs. WellCare use's the following methods of cost control:

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

PHYSICIAN ARRANGEMENTS

WCNY has contractual arrangements with many of its primary care physicians ("PCP") and specialists. The arrangements are formed through contracts with regional health care delivery networks, formerly referred to as "Alliances". These Alliances were converted into independent practice associations ("IPA").

Agreements with each of the IPAs generally, provide for a fixed per-member-per-month ("PMPM") fee, called a "capitation" payment. The fixed rates are designed to cover the cost of all professional health care services provided to the HMO members through PCP services. This format is designed to shift a portion of the financial risk from the HMO, to the IPA. Capitated rates were not applicable to physician services in the areas regarding certain diagnostics and mental health substance abuse, which WCNY capitates through contracts with certain other regional integrated delivery systems.

Each IPA, in turn, capitates a majority of it's IPA primary care physician from the monthly payments received from WCNY with a fixed monthly payment for each HMO member designating the IPA physician as their primary care provider, retaining and allocating the balance to a group risk pool for payment to specialists. Each IPA compensates specialists on a fee-for-service basis. To the extent the risk pools are insufficient to cover the specialists' fees, the amounts paid to the contracted specialists as a group can be proportionately reduced, up to a maximum of 15%. To the extent the risk pools are still insufficient to cover the specialists' fee after a maximum reduction, a portion of the capitation payments to primary care physicians can be withheld to cover the specialists' fees after the reduction. Primary care physicians and specialists are furnished with periodic utilization reports and the IPAs' accounts are reconciled periodically.

WCNY amended the service agreements with the IPAs owned by Primergy (see "Primergy Transaction" at Business Developments) in January 1999. The amendment added Medicare risk as a product for which the IPAs would arrange for the provision of physician primary care and specialty services and certain other agreed upon health care services.

After the GHI transaction (see "GHI Transaction" at Business Developments), the existing IPA service agreements, between Primergy and WCNY no longer encompassed WCNY commercial members. WCNY intends to remain integrally involved in assisting PCPs to efficiently manage their practices.

During 1999, IPA primary care physicians provided medical care to approximately 52% of WCNY's commercial and Medicaid members, the balance of WCNY's members were provided services through contracts directly with PCPs and specialists. A portion of the PCPs, are capitated with a fixed monthly payment for each HMO member selecting the physician. Specialists are generally paid on a discounted fee-for-service basis.

WCCT contracts directly with some of its physician network. A significant number of all the primary care physicians and specialists are contracted through an IPA or a physician hospital organization ("PHO") that contracts directly with WCCT.

HOSPITAL AND OTHER PROVIDER ARRANGEMENTS

New York HMOs have been permitted, subject to regulatory approval, to negotiate lower DRG (diagnostic related group) or per diem rates with hospitals. To the extent DRG rates apply, a member's length of hospital stay does not affect an HMO's costs. Hospital costs can best be controlled through managing hospital admissions and utilizing the most effective treatment methods. When a per diem contract is in effect, utilization management reduces medical costs to the HMO by minimizing length of hospital stay as well as maximizing the utilization of the most effective treatment methods. Currently, most of WCNY's significant contracts with NY hospitals are based on per diem rates across all product lines.

Subsequent changes to the DRG rate-setting system now provide for a largely unregulated free market system. Whereby, payors and hospitals are free to negotiate the best possible rates. Additionally, changes affected various public goods and Graduate Medical Education, eliminating directly built in add on costs into rates set by the state. Responsibility for public goods and Graduate Medical Education has shifted from the hospitals to the payors. In order to remain on a cost neutral basis, payors have been renegotiating their hospital contracts in order to provide accountability for this new cost.

In Connecticut, WCCT initially developed a network of hospitals using various payment methods, including per diem, case rates, and discount from charges. As WCCT experienced significant growth in 1998, the hospital network was expanded to a more comprehensive list with more aggressive steering of members to participating hospitals. Currently, efforts are underway to convert discount contracts to per diem rates, and to contract with non-participating hospitals. In 1999, WCCT has experienced marginal success in converting discount contracts to per diem rates. Since the start of this conversion program, approximately twenty Percent (20%) of hospitals of WCCT's network of hospitals have been converted. Hospital costs can best be controlled when medical management assures that hospital care is appropriate, proceeds in an efficient manner, and hospitalized members are moved to more appropriate care settings as soon as clinically sound. New contracts have been developed for home care and skilled nursing facilities, and competitive skilled nursing facility level rates have been included in hospital contracts for use when members do not require hospital-level care.

At December 31, 1999, the WellCare HMOs contract with 70 hospitals. Also, there are seven letters of agreement with various hospitals. Pursuant to its contract, the hospital is paid for all authorized inpatient and outpatient services and all emergency room services provided to members. In addition, the WellCare HMOs require the hospitals to participate in utilization management and quality improvement programs. In general, the WellCare HMOs contracts with hospitals are terminable upon 90 to 120 days' prior notice by either party.

In order to obtain high quality services at cost-effective rates, the WellCare HMOs, throughout 1999, have continued to contract with other providers for, among other things, mental health, diagnostic services, physical therapy, outpatient surgery, laboratory services and home health care, on either a capitated or negotiated fee basis. The Company also has an agreement with an unrelated pharmacy benefits manager who covers all of the service areas of the WellCare HMOs, including, at December 31, 1999, a network of approximately 1,300 pharmacies.

CLAIMS RESERVES AND IBNR

The development of the claims management system that tracks claims on a current basis has been an ongoing priority of the Company. The results of operations depend in large part on the Company's ability to predict, quantify, and manage medical expenses. The Company's use of claims management procedures has proven to be an effective means to measure and project incurred medical costs on a timely basis throughout 1999. The expense is based in part on estimates, including an accrual for medical services incurred but not yet reported ("IBNR"). A daily inventory of hospital days and patient stays by product line is maintained and reviewed by medical management. Claims are entered and scanned to the claims system and are then available for examiners to either process, review and approve for payment, pend for additional information from the provider or deny. All claims are entered into the system as charges and evaluated. Ongoing studies conducted for all product lines, provide the Company with the tools to estimate the percentage of pended claims to be paid relative to submitted charges. All claims paid, payable and pended are evaluated weekly and a projection of ultimate payables is identified. Moreover, procedures are in place whereby the actual runoff of claims for each of the last twelve months versus the reserve for IBNR and the paid, pended, and payable claims are reviewed for accuracy as compared to the original projections. This procedure is intended to allow the Company to estimate its IBNR more effectively.

The Company believes that the process of trending the ultimate resolution of paid, pended and payable claims allows the Company to effectively and efficiently analyze trends, changes in payments and utilization patterns allowing the Company to respond to medical costs on a proactive versus a reactive basis. Although the Company continues its efforts to make this estimating process more accurate, there can be no assurance that IBNR reserve currently recorded will be sufficient to cover medical expenses ultimately incurred.

UTILIZATION MANAGEMENT

Utilization of health care services by members and physicians is monitored under WellCare's health care utilization management programs. In cases of excessive utilization, WellCare counsels the provider with respect to possible unnecessary or duplicate services or medications. In addition, under the direction of local physicians and the WellCare HMOs medical directors, health care service utilization data are analyzed to help indicate where management improvement efforts need to be directed.

QUALITY OF CARE PROGRAMS

WellCare's quality of care programs, consisting of disease management programs, periodic peer reviews and outcome studies, assist the Company in controlling costs and improving quality by identifying cost-effective treatment procedures (See "Business - Quality Improvement"). The Company uses the review services of the National Committee for Quality Assurance ("NCQA"), an independent organization created to help oversee responses to external demands for accountability over the managed health care industry. NCQA accreditation is a nationally recognized standard.

In 1996, WCNY received a certificate of one-year accreditation from the NCQA. The NCQA performed its subsequent annual review in 1997 and, in February 1998, again awarded WCNY with its one-year certificate of accreditation. The NCQA completed another review of WCNY in March 1999. In June 1999, WCNY received notification that they did not satisfactorily meet the standards of the March 1999 NCQA review. Currently WCNY is assessing the review results reported by the NCQA, and developing an appropriate plan of action to expediently correct the deficiencies noted.

CO-PAYMENTS

To promote member participation in controlling health care costs, the WellCare HMOs require co-payments by its non-governmental program members for most office visits and some other services. The member makes these co-payments directly to the physician or other provider ranging from $3 to $20 per office visit, and $25 to $50 for emergency room treatment. Certain contracts also require members to pay co-payments for inpatient hospital services.

POINT-OF-SERVICE AND PPO PRODUCT

The HMOs offer a point-of-service ("POS") product to its commercial members, allowing them to select providers outside of the HMOs' provider network. When a member uses a POS product, the member is required to make a higher co-payment and satisfy a deductible.

In addition, WellCare has established a preferred provider organization ("PPO") network, using principally its HMO provider network, to provide vision care and pharmacy benefit programs as stand-alone products for self-insured employer and other groups.

As of June 1999, GHI transaction closing date, these products are only available through WCCT.

MARKETING

At December 31, 1999, WellCare maintained a marketing staff of approximately 47 full time equivalent staff ("FTEs") dedicated to selling WellCare's various products and benefit plans. Those 47 FTEs were allocated as follows: 46 for Medicaid and Child Health Plus and 1 for Medicare+Choice. As a result of the closing of the GHI transaction in June 1999 involving the sale of WCNY's commercial business, the twenty-five (25) employees formerly allocated to marketing WCNY's commercial group products, became employees of GHI. WCCT does not currently conduct marketing for commercial business. All administrative employees are paid by Comprehensive Health Management, Inc. in accordance with contract specifications. Comprehensive Health Care, Inc. is responsible for paying the administrative fees for over five hundred(500) employees.

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

The Child Health Plus program is a state-subsidized commercial product regulated and supervised by both the State Departments of Health and Insurance. Marketing plans, including enrollment activities and all materials must be approved by the Department of Health prior to their use. Marketing activities, consistent with applicable rules and guidelines, include direct mail, provider assisted outreach, community-based organization partnerships, health fairs, and media campaigns.

Marketing of WCNY's Full Risk Medicare program involves a labor-intensive one-on-one process. Marketing efforts focus on informational presentations/seminars, community outreach programs, direct mail and telemarketing activities. Currently WCNY does not voluntarily perform marketing for Medicare products. Currently, WCNY voluntarily eased marketing as per agreement with Health Care Finance Agency ("HCFA").

WCNY also offers a supplemental coverage plan for Medicare beneficiaries through existing employer groups who provide contributed benefit programs to retirees. Marketing, when conducted, takes place through on-site meetings and direct mailings to such retirees.

QUALITY IMPROVEMENT

All physicians in the WellCare HMOs' provider network are required to participate in quality improvement and utilization review programs. WCNY has received a one-year accreditation from the NCQA in each of the last two years. However, WCNY did not satisfy the requirements for passing the 1999 NCQA review (see Business - Quality of Care Programs). The quality improvement program is designed to maintain and continually improve the delivery of proper medical care and includes:

     o Utilization reviews, management programs and outcome studies, which evaluate statistical information with respect to services used by members and prescribed by participating physicians and include such topics as preventive care services, prescription drugs, physician visits, emergency room use, hospital admissions and referrals made by primary care physicians to specialists; and

     o Quality of care reviews, which identify issues affecting HMO members, including physician availability, physician treatment patterns and the structure and content of medical records;

     o Periodic peer reviews, which evaluate the quality and appropriateness of medical care provided by a particular physician and review, among other things, diagnoses, tests, prescription drug usage and the utilization level of the physician by the HMO members;

     o A physician committee infrastructure to oversee medical policy and the quality improvement program.

The quality improvement program utilizes computerized claims information as well as medical records, which are maintained by the physicians and to which WCNY has access. In addition, participating hospitals maintain quality improvement programs. As required by state law, WCNY has an established complaint procedure for HMO members and providers to formally register concerns with the HMO. These concerns are then investigated and resolved pursuant to the procedures established by the HMO.

COMPETITION

Before WCNY sold its commercial business to GHI in June 1999, WellCare maintained a presence in four distinct New York managed-care markets. WCCT maintained a presence throughout 1999 in the state of Connecticut. WellCare's four New York markets are defined as Greater Hudson Valley, Capital District, Southern Tier and New York City/Westchester County. The Connecticut service area covers the entire state and is considered WellCare's fifth regional market. WellCare's Medicaid, Child Health Plus, and Medicare products are sold in New York State exclusively.

Each of these markets presents distinct challenges and opportunities to establish a competitive selling edge and create revenue growth. WellCare competes in its five markets, which encompass over 300,000 businesses, 15 million people and more than 40 managed-healthcare competitors. These competitors range in size from a start-up of 5,000 covered members to large market leaders like Cigna, Aetna and Blue Cross & Blue Shield with millions of covered lives. Each market has different primary competitors for WellCare and, therefore, requires a different strategic approach relative to price, network and product in order to succeed. In connection with the GHI transaction, WellCare and WCNY have agreed to not engage in commercial HMO business in New York for a period of one-year following the June 1999 closing (see Business - GHI transaction). Wellcare holds less than a 1%(percent)share of the HMO market for each line of business making Wellcare one of the smaller players in the HMO industry.

MANAGEMENT INFORMATION SYSTEMS

In connection with the "Patel" and "GHI" transactions, the Company sold or assigned substantially all of its computer hardware and software to GHI. Under the terms of the GHI transaction, the Company will have access to historical data for reporting purposes for a period of three years. The company has transitioned to Diamond 950 C/S system for all data processing/MIS requirements under the terms of the newly executed management agreements with Comprehensive Health Management, Inc. ("Comprehensive"), an affiliate of Dr. Patel.

Management is confident that the Company's computer operations, systems and related operating procedures are adequate to meet its business needs. The Company's information processing and backup systems, as well as security policies, practices and procedures are evaluated by management on a regular basis and revised as required.

GOVERNMENT REGULATION

Federal and State governments continue to enact new laws effecting the healthcare industry. Legislative and regulatory proposals are also under consideration. The laws and proposals may have a material impact concerning various features of the health care system. Some of these measures may have an adverse effect on the Company's health care business; however, at this time WellCare can not predict the extent of this impact, if any.

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

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve. This reserve must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At December 31, 1999, WCNY had required cash reserves of approximately $3.7 million and a contingent reserve of approximately $4.1 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

Notwithstanding the above, NYSID has the authority to allow WCNY to maintain a net worth of 50% to 100% of the contingent reserve.

After giving effect to the reported results for 1999, at December 31, 1999 WCNY had a statutory net worth of approximately $2.03 million. Failure to come into compliance with the reserve requirement could cause NYSID to take action, which could include restriction or revocation of WCNY's license. At December 31, 1999 WCNY has not been notified by NYSID regarding restrictions or revocation.

In April 1999, WCNY agreed to consent to rehabilitation in which the State of New York has the right to commence court proceedings and have an order entered into that would give the State of New York the right to assume the operations of WCNY. In May and June 1999, the Company consummated a number of transactions which brought WCNY within the 50% to 100% revised contingent reserve requirement, as permitted by NYSID. The completed transactions included:

     o    an equity investment of $5 million; (see Business-Patel Transaction)

     o In June 1999, the Company loaned WCNY $5 million under the provisions of Section 1307 of the New York State Insurance Law. Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of the free and divisible surplus, subject to the prior approval of the Superintendent of Insurance of the State of New York.

     o sale of WCNY's commercial enrollment for approximately $5 million (see Business-GHI Transaction); o settlement of provider claims at amounts significantly lower than the estimated liability of approximately $33.5 million (see Business-Providers Settlement Transaction);

     o re-negotiation and settlement of approximately $5.4 million of mortgage debt (see Business-Key Bank and Premier Bank Transactions); and,

     o the conversion of the $15 million subordinated convertible note into senior convertible preferred stock of the Company (see Business-1818 Fund Transaction).

As a result of these transactions, the State of New York did not exercise that right.

WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that WCCT maintain a statutory surplus of $2.4 million based on Regulatory Action Level Risk Based Capital criteria defined by the NAIC. WCCT is not in compliance with the statutory net worth requirements having a statutory net worth of approximately ($0.2) million. At March 20, 2000, the State of Connecticut Insurance Department authorized WCNY to issue a $ 738,746 Promissory Surplus note to WCCT to assist WCCT in meeting their regulatory net capital requirements. Management has been meeting with the Connecticut Department of Insurance regarding the statutory net worth deficiency to develop a mutually agreeable plan to bring WCCT into compliance with the statutory net worth requirement.

In 1997 and 1998 the Company made capital contributions to WCCT totaling $1,143,000 in an effort to bring its statutory net worth to meet the then required minimum of $1 million. However, at December 31, 1998, WCCT was not in compliance with the statutory net worth requirement having a statutory net worth of approximately $.6 million, including an account receivable from the Company of approximately $.9 million. As a result, on June 2, 1999 the State of Connecticut Insurance Department issued an order requiring WCCT to submit to administrative supervision by the State's Insurance Commissioner until WCCT meets its statutory net worth (without including the account receivable from the Company) and other requirements. Comprehensive loaned WCNY $850,000, as a subordinated loan, in September 1999 in a separate transaction. The full amount of the loan was in turn issued as a subordinated loan from WCNY to WCCT. This transaction in conjunction with other WellCare transactions, provided substantial remedy to WCCT in meeting the Connecticut DOI statutory net worth requirement.

Legislation by both New York State and Connecticut requires HMOs to pay undisputed claims within 45 days of receipt. Prior to January 1, 2000, New York State imposed a $500 penalty on late payments made on "clean" claims. Effective January 1, 2000 New York State has passed legislation to impose a stringent penalty of $5,000 per claim penalty for the "clean" claims not paid within 45 days, while Connecticut Statute requires interest payments. Because of the system transition as described in "Management Information System", during 1999 WCNY and WCCT did not meet the above payment requirements on a timely basis and in December 1999 paid approximately $35,000 to settle such penalties. During the first quarter of 2000, the Company is current with the above payment requirements. The Company has not included amounts due for interest payments for the year ended December 31, 1999 and Management believes that amounts due consist of immaterial amounts that have not been disclosed in the Company's December 31, 1999 financial statements.

Applicable New York statutes and regulations require the prior approval of the New York Commissioner of Health and the New York Superintendent of Insurance for any change of control of WCNY or the Company. A similar law in Connecticut requires the approval of the Insurance Commissioner of Connecticut for any change in control of WCCT or the Company. Effective February 2, 1999, the Company transferred all of the outstanding capital stock of WCCT to WCNY. The Insurance Commissioner of Connecticut granted an exemption to this requirement because the ultimate control of WCCT remains with WellCare through its wholly-owned subsidiary, WCNY, and WellCare asserted its intention to fund and maintain WCCT's statutory net worth at a level equal or greater than the minimum levels currently required. The approval of the acquisition of control of WCCT by Dr. Patel, in June 1999 received regulatory approval on September 30, 1999.

Under New York law, transactions between a holding company and a controlled HMO must be fair and equitable. Any transaction that involves 5% or more of WCNY's assets requires prior approval. Dr. Patel's equity investment in WellCare, received approval from the New York State regulators, on June 11, 1999.

RECENT STATE LEGISLATION

New York enacted a new law establishing a right for health care consumers to obtain an external review of determinations made by HMOs and insurers when coverage of health care has been denied on the grounds that the service is not medically necessary or that such service is experimental or investigational and establishing standards for the certification of the external review agents. In addition, the law requires provider contracts to include an explanation of provider payment methodologies; the time periods for provider payments; the information to be relied upon to calculate payments and adjustments; and the process to be employed to resolve disputes concerning provider payments. The law became effective July 1, 1999.

     New York also enacted a law expanding the Child Health Plus program for eligible children up to age 19. The law increased covered services, beginning early in 1999 with provision for: emergency, preventive and routine dental care; speech and hearing services; emergency, preventive and routine vision care including eyeglasses; inpatient mental health, alcohol and substance abuse services; and durable medical equipment, hearing devices, wheelchairs and leg braces. The measure also provides free coverage for children in families with incomes less than 160% of the federal poverty level; lowers monthly premium contributions for families between 160% and 222% of the federal poverty level; eliminates co-payments for services; and provides for the development of local public education and outreach. The legislation expands Medicaid coverage by increasing Medicaid coverage for children from birth through age 18 with a family income of up to 133% of the net federal poverty level. It also provides Medicaid eligible children with 12 months of continuous coverage; and increases income eligibility for children from 100% to 133% of the net federal poverty level.

The measure also includes fraud and abuse provisions for Medicaid and Child Health Plus by providing for a tax refund intercept to collect adjudicated overpayments. Furthermore, it increases the penalties for repeat violations for filing false Medicaid claims; and the expansion of anti-kickback provisions to include individuals as well as Medicaid providers. Lastly, the law requires HMOs with more than 60,000 members including Child Health Plus or Medicaid members to implement a compliance program (State Public Health Law - ss.4414) to prevent, detect and address instances of fraud and abuse. The legislation provides a waiver of this requirement if the HMO has established an anti-fraud compliance program pursuant to the State Insurance Law ss.409.

In 1998, New York enacted a law requiring the current Consumer Guide published by the State Insurance Department. This guide ranks health plans based on the ratio of complaints found to be valid and the ratio of appeals made through the grievance and Utilization Review process, including the number of times a health plan reverses a decision. The publication includes changes that took effect on September 1, 1999. They comprise the following: the rate of physician board certification; provider turnover rates; the percentage of enrollees who have been seen for ambulatory or preventive care visits during the previous three years of enrollment; and methods used to compensate providers. Also included are accreditation status of plans and indices of quality, including rates of mammography, prostate and cervical cancer screening, prenatal care, and immunization. In addition to providing other information collected through the Health Plan Employer Data Information Set (HEDIS); and the results of a consumer satisfaction survey conducted by the State Superintendent of Insurance.

Penalties of up to $10,000 may be imposed on insurers and HMOs which fail to respond to the New York State Insurance Department inquiries in a timely manner and in good faith.

Effective January 1, 1997, the Health Care Reform Act ("HCRA") allowing, for the first time, all private health care payers to negotiate payment rates for inpatient hospital services expired on December 31, 1999. Previously, only HMOs could negotiate rates for these services. A soon to be issued State Report evaluating the implementation of HCRA will include recommendations regarding this Act. As this Act expired in 1999, action regarding HCRA is under review and consideration at the 1999 Legislative Session by the New York State Legislature.

Connecticut legislation extended the filing deadline by two months for HMOs to submit to the Insurance Commissioner that data required by the National Committee for Quality Assurance (NCQA) for its Health Plan Employer Data and Information Set (HEDIS). This data must now be filed by July 1 of each year, rather than May 1 as previously required. Due to restructuring of WCCT operations, they are behind in filing required statutory reports.

FEDERAL REGULATION

The WellCare HMOs are not federally qualified and neither they nor WellCare's managed health care operations currently are subject to federal regulation other than those operations relating to Medicaid and Medicare products and as otherwise described below.

The potential for federal legislation and regulations, which may be subject to adoption, may have an adverse affect on the Company's health care business. The Company is unable to discern the impact of enactment of legislative and regulatory changes to its health care product environment at this time. However, an adverse affect may be realized through:

     o    reduced premiums,

     o    the company's ability to manage its medical costs,

     o    increased medical costs and operating expenses,

     o    regulation of levels and permitted lines of business,

     o    business practice regulation,

     o    imposed financial assessments, and

     o    exposure to lawsuits.

WCNY's Full Risk Medicare product is subject to regulation by the Health Care Financing Administration ("HCFA"). Regulations also cover, among other things, quality care; limitations on enrollment and compliance with requirements established by peer review organizations contracting with HCFA.

Medicare+Choice (Part C) Legislation and the Balanced Budget Act of 1997 have impacted current Risk contractors. Beginning in 1999, Medicare beneficiaries will have more options for health care coverage (PSO, PPO, MSAs), and HCFA is continuing to undertake an educational effort paid for by Medicare managed care plans. Another major impact will be realized through the changes to the rate methodology, and new time frames for submitting rate and benefit filings.

RECENT FEDERAL LEGISLATION

Federal legislation was newly passed pertaining to the Health Insurance Portability and Accounting Act ("HIPAA") relating to the privacy of health information and other related matters concerning the Company's administration of health and associated benefit plans. These regulations are under current review, to assess any expense impact in connection with compliance to the final adopted regulations.

In 1999, the federal government stated plans to phase in risk adjustments to its premium payments commencing over a five-year period starting January 1, 2000. Full assessment regarding this plan, has not been determined by the Company at this time. Consideration of offsets must be reviewed, particularly in the areas applicable to premium reductions, user fees and risk adjustments as they relate to supplemental premiums and benefit provisions included in the Company's products. The Company's Management does not believe that further disclosure is needed.

ITEM 2.   PROPERTIES

At December 31, 1999, WellCare's executive offices are located in at, Park West I building at Hurley Avenue in Kingston, New York. Park West I comprise approximately 27,000 square feet of office space with annual rental expense of $162,000.

In June 1999, Wellcare Development, Inc.("WCD") agreed to transfer ownership of all of the Company's real property to the mortgagees of those properties in consideration for the mortgagees relieving the Company of any liability under the mortgages (see Business-Key Bank and Premier Bank Transactions).

The Company leases the following properties for WCNY: approximately 14,100 square feet in Newburgh, New York, approximately 1,200 square feet in Albany, New York, and approximately 1,250 square feet in Binghamton, New York, at an annual expenses of approximately $262,000, $17,550 and $17,700, respectively. In turn, the Company subleases approximately 4,100 square feet in Newburgh, to an unrelated health care providers with an annual rental of approximately $109,900.

The Company leases approximately 5,000 square feet of office space in North Haven, Connecticut, for WCCT, at an annual rental expense of approximately $75,000.

The lease costs for WCNY and WCCT are paid by Comprehensive Health Management, Inc. in accordance with the existing management agreements between CHM and WCNY, and between CHM and WCCT.

As a result of various business transactions completed in June 1999 (see Business-Business Developments), the Company believes its current and future needs will be significantly reduced. The Company is in the process of consolidating its administrative functions and will be vacating substantially all of the space previously occupied in the owned facilities. The Company continues to evaluate its needs, and believes sufficient space is available for its current and future requirements.

ITEM 3.   LEGAL PROCEEDINGS

CLASS ACTION SECURITIES LITIGATION

Between April and June 1996, the Company, its former President and Chief Executive Officer (Edward A. Ullmann), and its former Vice President of Finance and Chief Financial Officer (Marystephanie Corsones) were named as defendants in twelve separate actions filed in Federal Court (the "Securities Litigations"). Three additional directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendants' violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

In July 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidating complaint (the "Complaint") was served in August 1996. The Complaint did not name the three additional directors. The Company's auditor, Deloitte and Touche, LLP, however, was named as an additional defendant. In October 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered in April 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants. Because the Order did not specifically address the Company's motion to dismiss, in May 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defense to the Complaint. In September 1997, the plaintiffs' class was certified and the parties thereafter commenced the discovery process of the litigation.

In May 1999, the Company entered into a settlement agreement for $2.5 million, all of which is being funded by the insurance carrier who provided coverage to the Company and the individual defendants. The settlement agreement received Federal Court approval in January 2000. The Company expects to recoup from the insurance carrier the expenses related to fees it paid to the attorneys representing the Company and the individual defendants, less the Company's insurance deductible. However, a receivable has not been accrued because the recovery amount was not determinable at December 31, 1999.

The amount of legal fees incurred with respect to the defense of the former President and Chief Executive Officer and Chief Financial Officer in the Securities Litigation, totaling $1,261,537 were recorded in the Company's financial statements for the years 1996 through 1999.

OTHER MATTERS

The Company and certain of it subsidiaries, including WCNY, have responded to subpoenas issued in April and August 1997 from the United States District Court for the Northern District of New York through the office of the United States Attorney for that District. These subpoenas sought the production of various documents concerning financial and accounting systems, corporate records, press releases and other external communications. While the United States Attorney has not disclosed the purpose of its inquiry, the Company has reason to believe that neither its current management nor its current directors are subjects or targets of the investigation. The Company has cooperated throughout 1999 and informed the government that it will continue to cooperate fully in any way that it can in connection with the ongoing investigation.

On July 31, 1996 and October 3, 1996, the Securities and Exchange Commission issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996, and with subsequent requests for supplementation. WellCare management understands, the Securities and Exchange Commission has no plans to continue its investigation. The Company has readily complied with all previous information requests...

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the NASDAQ Bulletin Board system, effective September 9, 1998, under the symbol "WELL". Previously, the common stock had been listed on the NASDAQ Small Cap Market, since October 30, 1997, and prior to that on the NASDAQ National Market. The following table sets forth the closing high and low bid prices for the common stock for each quarter of the last two calendar years. There is no trading market for the Company's Class A common stock. Over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                              HIGH                LOW
                              ----                ---
1999
----

First Quarter                 2 1/32              9/16

Second Quarter                1                   3/16

Third Quarter                   15/16             1/4

Fourth Quarter                4 5/8               11/32

1998
----

First Quarter                 3 7/16              2 5/32

Second Quarter                3 1/8               1 29/32

Third Quarter                 2 1/2                 1/2

Fourth Quarter                1 11/16               1/4

On March 31, 2000, there were approximately 233 and 1 holders of record of the Company's common stock and Class A common stock, respectively, which did not include beneficial owners of shares registered in nominee or street name.

WellCare has never paid cash dividends on its capital stock. The Company does not anticipate paying any cash dividends on its common stock or Class A common stock in the foreseeable future (See "Business - Government Regulation" for restrictions on the payment of dividends by the WellCare HMOs, wholly-owned subsidiaries of the Company).

Mandatory conversion of senior convertible preferred stock (series A) held by Dr. Patel (see Business-Patel Transaction) and senior convertible preferred stock (series B) held by the Fund (see Business-1818 Fund Transaction) was transacted on September 30, 1999 without issuance of shares. After giving effect to the Class A common stock conversion without the issuance of shares (see Business-Class A common stock conversion transaction) and the mandatory conversion of the preferred series A and B stocks, there were 38,697,940 shares of common stock outstanding. At this conversion Dr. Patel owned 19,780,115 shares of common stock which represented fifty-one (51%) percent of the aggregate number of shares outstanding in the combined classes (see Business-Capital Structure - Stock Conversions). Dr. Patel transferred 4% of his shareholder ownership to other shareholders of the Company.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data have been derived from the Company's audited consolidated financial statements for the noted years and periods ended December 31st and should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein.

The selected financial data in the table as of December 31, 1999 is derived from the consolidated financial statements of the Company which have been audited by BDO Seidman , LLP, independent auditors. BDO Seidman, LLP was approved, by the Company's Board of Directors on January 5, 2000, as the Company's independent auditors (see Exhibits-Form 8K). The year-end consolidated financial statements and footnotes thereto, audited by BDO Seidman, LLP, are included elsewhere herein this Form 10K (See "Consolidated Financial Statements").

The selected financial data in the table as of December 31, 1998 and 1997, and for the periods ended December 31, 1998, 1997,1996 and 1995, are derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche, LLP, independent auditors. Deloitte & Touche, LLP were dismissed as the Company's independent auditors for the year ending December 31, 1999.. This action was approved by the Company's Board of Directors on January 5, 2000 (see Exhibits- Form 8K).

STATEMENT OF OPERATIONS DATA:
(in millions, except per share data)

                                        Year Ended December 31,
                                -----------------------------------------
                                1999     1998     1997     1996     1995
                                ----     ----     ----     ----     ----
Revenue:                          ($)      ($)       ($)      ($)      ($)
   Premiums earned              110.5    142.7     142.1    157.2    144.5
   Interest and other income      2.0      1.7       1.8      3.9      8.0
                               ------   ------    ------  ------    ------

Total revenue                   112.5    144.4     143.9    161.1    152.5
                               ------   ------    ------  ------    ------
Expenses:
   Medical expenses             101.8    129.5     126.3   136.0     115.6
   General and administrative
     expenses                    22.7     32.6      34.5    39.3      30.3
   Depreciation and
     amortization expenses        1.1      6.0       3.6     3.3       2.3

Interest and other expenses       3.6      1.7       1.7     2.4       1.6
                               ------   ------    ------  ------    ------
Total expenses                  129.2    169.9     166.0   180.9     149.8
                               ------   ------    ------  ------    ------
(Loss)income before
   extraordinary gain
   and income taxes             (16.7)   (25.4)    (22.1)  (19.8)      2.8

Provision(benefit)for
   Income taxes                  (2.2)     5.5        --     (8.0)     1.1
                               ------   ------    ------  ------    ------
Net loss(income) before
 extraordinary item             (14.5)   (30.9)    (22.1)  (11.8)      1.7

Extraordinary gain, net of
tax of $2.2                      16.1       --        --                --
                               ------   ------    ------  ------    ------
Net income(loss)                  1.6    (30.9)    (22.1)  (11.8)      1.7

Preferred deemed dividend        (3.0)      --        --                --
                               ------   ------    ------  ------    ------
Net income(loss) available
to common shareholders           (1.4)   (30.9)    (22.1)  (11.8)      1.7
                               ======   ======    ======  ======    ======

                                        Year Ended December 31,
                                -----------------------------------------
                                1999     1998     1997     1996     1995
                                ----     ----     ----     ----     ----
Basic:                            ($)      ($)      ($)      ($)      ($)

Income/(loss) per share
Before extraordinary item       (1.13)   (4.36)    (3.52)  (1.87)     0.27
                               ======   ======    ======  ======    ======
Extraordinary gain               1.04       --        --      --        --
                               ======   ======    ======  ======    ======
Net income (loss) available
To common shareholders          (0.09)   (4.36)    (3.52)  (1.87)     0.27
                               ======   ======    ======  ======    ======

Weighted average shares
of common stock outstanding    15,489    7,081     6,299   6,296     6,250
                               ======   ======    ======  ======    ======

Diluted:

Income/(loss) per share
Before extraordinary item       (1.13)   (4.36)    (3.52)  (1.87)     0.26
                               ======   ======    ======  ======    ======
Extraordinary gain               1.04       --        --      --        --
                               ======   ======    ======  ======    ======
Net income (loss) available
To common shareholders          (0.09)   (4.36)    (3.52)  (1.87)     0.26
                               ======   ======    ======  ======    ======

Weighted average shares
of common stock outstanding    15,489    7,081     6,299   6,296     6,250
                               ======   ======    ======  ======    ======

Balance Sheet Data:
(in thousands)
                                        Year Ended December 31,
                                -----------------------------------------
                                1999     1998     1997     1996     1995
                                ----     ----     ----     ----     ----
                                  ($)      ($)       ($)      ($)      ($)

Working capital/(deficiency)   (7,440) (26,055)   (5,115) 11,172    12,733
Total assets                   20,323   29,939    52,538  71,340    72,011
Long term debt                     --   15,078    25,852  26,467    19,209
Total liabilities              23,131   57,647    54,389  51,066    40,207
(Capital deficiency)
 Shareholders' equity          (2,808) (27,708)   (1,851) 20,274    31,804
-------------------------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report states that "the Company's recurring losses from operations, working capital deficit, capital deficiency and failure to maintain 100% of the contingent reserve requirement for New York State and Connecticut Department of Insurance raise substantial doubt about its ability to continue as a going concern." (See Consolidated Financial Statements).

Certain statements in this Annual Report on Form 10-K are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. (see Business-Forward Looking Statements)

Legislative and regulatory proposals have been made at the federal and state government levels related to the health care system, including but not limited to limitations on managed care organizations (including benefit mandates) and reform of the Medicare and Medicaid programs. (see Business-Government Regulation)

GENERAL OVERVIEW

The Company has achieved net income in 1999 but sustained net operating losses in 1998 and 1997. At December 31, 1999, the Company has a working capital deficiency of $7.4 million. At December 31, 1999, WCNY and WCCT were not in compliance with the statutory net worth requirements in New York and Connecticut, respectively. The consummation of certain transactions in March 2000 has provided the Company with capital sufficient to meet its statutory compliance requirement. (See Business-Business Developments)

For the next few months, Management is focusing on improving customer service and bringing the company to operational profitability. To achieve these goals, we are working to strengthen its provider network for both WCNY and WCCT. We will put more emphasis on marketing in WCNY's Health Choice (Medicaid) and Child Health plus Products. The Medicare line of business will be reevaluated for profitability by each county. Also, for WCCT, we will start marketing only in the counties where our provider networks support the competitive pricing and servicing to our members. For a short period, we may see a significant drop in the membership in WCCT.

Once we achieve the above stability, Management plans to expand its product offerings in both the New York and Connecticut markets. These expansions may include re-entering into the commercial market in New York and applying to HCFA in order to offer the Medicare line of business in the State of Connecticut. We will expand these product portfolios only after stringent evaluation of market and profitability for the company.

Resources for raising external capital are limited due to past history of the company and the overall market sensitivity of the HMO business. Under the circumstances, the expansion goals will be only achieved through the cash flows generated by the company's current operations. In event of cash shortage, the company will have to implement various costs cutting measures, including but not limited to reducing work force, reducing commissions paid to brokers and agents and the selling of certain assets. Also, the company may have to raise financing through banks and other capital markets.

WellCare's principal source of revenue is premiums earned from the WellCare HMOs. Other revenue consists principally of interest and rental income. Premiums earned represented 98.2% of the Company's total revenue for the year ended December 31, 1999, and were less than the percentage recognized in 1998, after having declined in 1999 by 22.6%. In 1999, the average annual increase in WCCT commercial membership was offset by the decrease in WCNY commercial membership (see Business-GHI Transaction).

The Company's ability to achieve profitability is dependent on the facts discussed above and on reducing its medical expenses as a percentage of its premium revenue (the "medical loss ratio" or "MLR"). Although WellCare has initiated programs to reduce the MLR, the actions have not yet generated improvements sufficient to return the Company to profitability. Effective January 1999, WCNY did not renew its Medicare Risk contract in four counties (approximately 4,000 members) after reviewing its medical loss ratio in each of these counties. Effective June 1, 1999, WCNY sold its commercial business, including approximately 25,000 members, to GHI (see Business-GHI transaction).

The results of operations depend in large part on the Company's ability to predict, quantify and manage medical costs. Medical expenses consist of hospital charges, physician fees and related health care costs for its members. Medical expenses also include estimates for medical services incurred but not yet reported ("IBNR") to the Company, based on a number of factors, including hospital admission data and prior claims experience; adjustments, if necessary, are made to medical expenses in the period the actual claims costs are ultimately determined. A daily inventory of hospital days and patient stays by product line is maintained by medical management. Claims are entered and scanned into the claims system and then are available for examiners to either process, review and approve for payment, pend for additional information from the provider, or deny. All claims are entered into the system at charge rates and evaluated.

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

The Company believes that the process of trending the ultimate resolution of paid, payable, and pended claims allows the Company to analyze trends and changes in payments and utilization patterns and, therefore, react to medical costs on a proactive versus a reactive basis. The Company's recording of IBNR during 1999 and the first quarter of 2000 has, in retrospect, been for amounts less than subsequently incurred based on the actual settlement of claims. Although the Company continues its efforts to make this estimating process more accurate, and believes the IBNR estimates in the December 31, 1999 consolidated financial statements are adequate, there can be no assurance that IBNR reserve currently recorded will be sufficient to cover medical expenses ultimately incurred.

The Company seeks to control medical expenses through capitation arrangements with the Alliances/IPAs and with non-Alliance/IPA primary care physicians, capitation arrangements with certain specialty providers; and, through its quality improvement programs, utilization management. The Company also conducts reviews of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers.

RESULTS OF OPERATIONS

The following table provides certain statement of operations data expressed as a percentage of total revenue and other statistical data for the years indicated:

                                             YEAR ENDED DECEMBER 31,
                                           --------------------------
                                           1999       1998       1997
                                           ----       ----       ----

Statement of Operations Data:

Revenue:
     Premiums earned                        98.2%      98.8%      98.8%
     Interest and other income               1.8        1.2        1.2
                                           -----      -----      -----
         Total revenue                     100.0      100.0      100.0

Expenses:
     Hospital services                      33.6       29.2       25.1
     Physician services                     52.5       57.9       58.5
     Other medical services                  4.4        2.6        4.2
                                           -----      -----      -----

        Total medical expenses              90.5       89.7       87.8
General and administrative                  20.1       22.6       24.0
Depreciation and amortization                1.0        4.1        2.5
Interest and other expenses                  3.2        1.2        1.1
                                           -----      -----      -----
         Total expenses                    114.8      117.6      115.4

Loss before extraordinary
     item and income taxes                 (14.8)     (17.6)     (15.4)
(Benefit) provision for
 income taxes                               (2.0)       3.8         --
                                           -----      -----      -----
Net loss before extraordinary
 item                                      (12.8)     (21.4)     (15.4)

Extraordinary gain, net of tax              14.2         --         --
                                           -----      -----      -----
Net income(loss)                             1.4      (21.4)     (15.4)

Preferred deemed dividend                   (2.6)        --         --
                                           -----      -----      -----
Net loss available
to common shareholders                      (1.2)%    (21.4)%    (15.4)%
                                           =====      =====      =====


Unaudited Statistical Data:

 HMO member months enrollment            655,985    854,909    901,295
 Medical loss ratio(1)                      92.1%      90.7%      88.8%
 General and administrative
  ratio(2)                                  20.1%      22.6%      24.0%
-------------------------
(1) Total medical expenses as a percentage of premiums earned; reflects the combined rates of commercial, Medicaid, Full Risk Medicare and Medicare supplemental members. Medical expenses in 1998 include $730,216 of interest expense relating to "Prompt Pay" payments.

(2)  General and administrative expenses as a percentage of total revenue.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Premiums earned in 1999 decreased by 22.6%, or $32.2 million, to $110.5 from $142.7 million in 1998. Commercial premium revenue decreased 29.6%, or $20.6 million primarily resulting from the sale of WCNY's commercial line of business. The decrease in commercial premium revenue in WCNY exceeded the annual average membership and corresponding premium revenue in WCCT's commercial line of business. Medicare premium revenue decreased 7.9%, or $2.5 million, because of 11.0% decrease in member months. Medicaid premium revenue decreased 21.4% or $9.1 million, because of an approximate 50% decrease in member months. Interest income remained relatively consistent, and is primarily on float balance at company's operating accounts.

Medical expense decreased 21.4%, or $27.7 million, to $101.8 million in 1999 and increased as a percentage of premiums earned (the "medical loss ratio") from 90.7% in 1998 to 92.1% in 1999

General and administrative ("G&A") expenses decreased 31.0% or $10.0 million, to $22.7 million in 1999 from $32.6 million in 1998, and decreased as a percentage of total revenue (the G&A ratio") to 20.1% in 1999 from 22.6% in 1998. Included in G&A in 1998 is an expense of $2.8 million to reduce Property & Equipment to its net realizable value. The decrease resulted primarily from reductions in the provision for doubtful receivables ($3.1 million), marketing related costs ($1.9 million), and payroll and payroll related costs resulting from staff reductions and associated operating costs brought about by consummation of the Comprehensive and GHI Transactions (see Business-Business Developments).

Depreciation and amortization decreased approximately $4.9 million, or 80.9%, primarily because the Company has disposed the majority of its fixed assets and sold its WCNY's Commercial books of business to GHI. Interest expense increased 106.1% to $3.6 million due to the subordinated convertible debt inducement (See Business-Business Development).

Extraordinary income of approximately $18 million consists of claims settlement income. The claims settlement income resulted from settlement of commercial claims at forty-five percent of the accrued settlement amounts incurred prior to May 1, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had a working capital deficiency of $7.4 million. At December 31, 1998 and December 31, 1997, the Company had working capital deficiencies of $26.1 and $5.1 million, respectively. The decreased deficiency is attributable primarily to the provider settlement agreements. The Company's requirements for working capital are principally to meet current obligation, to fund HMO operations and to maintain necessary regulatory reserves. In order to eliminate this deficiency, and to continue as a going concern, the Company was dependent upon the successful consummation of certain transactions which would provide capital sufficient to meet its financial obligations, including statutory compliance, and its achieving a return to profitability (see Business-Business Developments).

Net cash (used in)provided by operating activities in 1999 was approximately ($10.0) million as compared to approximately $3.4 million in 1998. In 1997, net cash used in operating activities was approximately $4.8 million. Cash used in 1999 operating activities primarily resulted from an increase in medical costs payable of $10.1 million, a decrease in unearned premium revenue of $4.5 million, an increase in accounts receivable of $ 2.1 million, net income of $
1.6 million and reductions of restricted cash requirements in WCNY of $1.5 million.

MANAGEMENT'S PLAN FOR EXPANSION AND PROFITABILITY:

WellCare has made major strides in improving its financial conditon during the year 1999. Management plans to expand the membership in Child Health Plus and Medicaid line of business in WCNY upon commencement of marketing in the fourth quarter of 2000 . Both of these lines of business have been profitable in the year 1999. On the other hand, management is taking a cautious approach in WCNY's Medicare line of business and WCCT's Comercial line of business. Also, the cost cutting measures and management's agreement with Comprehensive has allowed the Company to reduce its expense for administrative costs.

THE YEAR 2000

The Company's computer operations, systems and related operating procedures are adequate to meet its business needs. The Company's information processing and backup systems, as well as security policies, practices and procedures are evaluated by management on a regular basis and revised as required.

The Company sold or assigned substantially all of its computer equipment in June 1999 (see Business-Patel and GHI Transactions). The Company has also contracted with a related party to have all of its data processing/MIS requirements managed by an outside source (see Business-Comprehensive Transaction). The Company did not experience any Y2K problems.

MEDICAL COST INFLATION AND PROFITABILITY RISK

The Company's profitability depends, in part, on the continued process of successfully integrating and efficiently restructuring existing and acquired health care operations. The success and efficiency factors associated with this process include, however not limited to the following:

     o Effective and timely integration of management, information systems, and products,

     o Health care industry expertise and method applied throughout a more extensive membership base, and

     o The elimination and consolidation of duplicate administrative and customer service functions.

Medical costs had continued to rise at a higher rate than expected throughout 1999 and into the year 2000. Factors which have contributed to cost increases comprise increases in the areas of utilization, provider contract rates and non-contracted provider charges. Additional factors include enactment of adverse legislation and regulation, applicable health practice and medical technology changes and other unexpected increased cost factors. The Company believes its premiums increases, capitation arrangements and other cost control measures mitigate, but do not wholly offset, the effects of medical cost inflation on its operations. However, the inability to increase premiums could negatively impact the Company's future earnings.

Other medical cost concerns regard cost for actual medical claims exceeding estimates,thereby having negative reserve implications. Periodic estimates using historical claim experience and applicable adjustments of medical claims payable are reflected and determined through IBNR. Definitive understanding of cost factors concerning the medical claim payable analysis process is imperative, as the primary key for this estimation process is application of historical claim experience and comprehensive judgement. The Company is cognizant to the fact that the estimation process is greatly affected by changes in medical cost trends and claim payment patterns. This is especially discernable through the Company's ability to react accordingly to unexpected changes, either directly or indirectly, affecting this process.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to minimal interest rate risk primarily through its short-term investments and not through its borrowing activities because in June 1999, the Company retired its long-term debt. This included conversion into equity by The 1818 Fund II, L.P. (see Business-1818 Fund Transaction); and, settlement by the Company of its mortgages with Key Bank and Premier National Bank (see Business-Key Bank and Premier Bank Transactions). There were no fluctuations in interest rates for these obligations between December 31, 1998 and the date of retirement. Although there is inherent risk for any replacement borrowings, the extent of this is not quantifiable or predictable because of the restructuring of the Company as a result of the June transactions (see Business-Business Developments).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The 1999 Consolidated Financial Statements and report of the Company's independent certified public accountants are included in Item 14.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

On January 5, 2000 the Company filed Form 8K, Current Report, pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. The purpose of this filing was to report a dismissal of the registrant's certifying accountant in accordance to Item 304 of Regulation S-K (Sec. 229.304) of the Securities Act of 1933.

Deloitte & Touche LLP was previously the independent auditor for The WellCare Management Group, Inc. Effective December 30, 1999, Deloitte & Touche LLP was dismissed from such capacity.

Deloitte & Touche's report on the Company's financial statements for the years ended December 31, 1997 & 1998 did state that there was substantial doubt about the Company's ability to continue as a going concern. The auditor's statement was based upon the Company's recurring losses from operations, working capital deficit, deficiency in assets and failure to maintain 100% of the contingent reserve requirements of the New York State Department of Insurance. Other than this , Deloitte & Touche's report on the Company's financial statements for 1998 and 1997 did not contain an adverse opinion or disclaimer of opinion, and was neither qualified nor modified as to uncertainty, audit scope, or accounting principles.

The Company's decision to dismiss Deloitte & Touche as its independent auditors was recommended and approved by its Board of Directors.

Deloitte & Touche LLP had a disagreement with the Company's previous management during the 1997 audit. The disagreement concerned the need for a valuation allowance relating to deferred tax assets of the Company. The Company adhered to Deloitte & Touche's request that an investment banker's opinion be obtained as to the valuation of certain assets, which could be sold by the Company. Pursuant to a tax planning strategy, the matter was resolved to the satisfaction of Deloitte & Touche LLP. If Deloitte & Touche LLP had not been satisfied as to this disagreement, their report on the Company's financial statements for the year ended December 31, 1997 would have made reference to this matter.

Deloitte & Touche LLP discussed the above noted matter with the Company's previous Board of Directors. The Company has given authorization to Deloitte & Touche LLP to respond fully to the inquiries of BDO Seidman LLP regarding the afforementioned disagreement.

Other than the resolved matter noted above, there were no other disagreements with Deloitte & Touche LLP concerning the Company's two most recent fiscal years and any subsequent period preceding their dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, where the noted disagreement(s), if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused them to make reference to the subject matter of disagreement(s) in connection with their opinion.

During the Company's two most recent fiscal years and any subsequent interim period preceding such dismissal, the Company has had no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K.

At January 5, 2000 the Company filed Form 8K, Current Report, pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. The purpose of this filing was to report the engagement of the Company's certifying accountant in accordance to Item 304 of Regulation S-K (Sec. 229.304) of the Securities Act of 1933.

For the year ending December 31, 1999, BDO Seidman LLP was engaged by The WellCare Management Group, Inc. as its independent auditor. The engagement of BDO Seidman LLP was approved by the Company's Board of Directors. Deloitte & Touche LLP was dismissed as the Company's auditors, as noted above, effective December 30, 1999. The dismissal was reported by the Company on Form 8K, filed on January 5, 2000.

During the past two fiscal years and any subsequent interim period prior to engaging BDO Seidman LLP, the Company has not consulted BDO Seidman, LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the financial statements of the Company, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304 (a) (1)
(iv) of Regulation S-K) or a reportable event (as defined in Item 304 (a) (1)
(v) of Regulation S-K).

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

AS OF MARCH 31, 2000, THE EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY ARE:

NAME                               AGE       POSITION
----                               ---       --------
Kiran C. Patel, M.D.                51       Chairman of the Board,
                                             President, Chief Executive Officer
                                             and Secretary(2)

Mark D. Dean, D.D.S.                59       Director(1);(2)

Sandip I. Patel                     33       General Counsel

Pradip C. Patel                     48       Director(2)

Rupesh R. Shah                      38       Director

Kenneth M. Rossman                  42       Chief Accounting Officer

Hitesh P. Adhia                     36       Interim Chief Financial Officer
-------------------------
(1)  Member, Audit Committee
(2)  Member, Compensation Committee

KIRAN C. PATEL, M.D., age 51, was named as the Chairman of the Board, President and Chief Executive Officer of the Company, and became a director of the Company effective June 11, 1999. He was also named as the Chairman of the Board, Chief Executive Officer and a director of WellCare of New York, Inc. ("WCNY") as of June 11, 1999. Dr. Patel has been a practicing physician (cardiologist) from 1982 to the present, and currently continues to practice in Tampa, Florida. Additionally, Dr. Patel is the majority shareholder and since 1988 to the present, shoulders the administrative responsibilities of Well Care HMO, Inc., an unrelated State of Florida licensed Health Maintenance Organization. Dr. Patel is a graduate of SMT, N.H.L. Municipal Medical College, India, and did his Internal Medicine Residency and Cardiology Fellowship in the New York, New Jersey area. Dr. Patel is the brother of Pradip C. Patel.

MARK D. DEAN, D.D.S., age 59, has been a director of the Company since 1984. Dr. Dean has been a dentist in private practice since 1966.

SANDIP I. PATEL, age 33, became the General Counsel of the Company effective June 11, 1999. He was also named as the General Counsel of WCNY, as of June 11, 1999. Mr. Patel has been a practicing attorney for the past 7 years, being employed throughout this time by Patel, Moore & O'Connor, P.A. and currently Sandip I. Patel, P.A. He is a graduate of the University of Georgia with a degree in finance and accounting, and received his Juris Doctorate from Stetson University College of Law.

PRADIP C. PATEL, age 48, became a director of the Company effective June 11, 1999. He was also named as a director of WCNY as of June 11, 1999. Mr. Patel has been in the health care industry, in a management position, for over 10 years and is currently a shareholder in and since 1986 the President of Well Care HMO, Inc., an unrelated State of Florida licensed Health Maintenance Organization. He is a graduate of the Gujaret University, India and received his MBA from Eastern Michigan University. Mr. Patel is the brother of Dr. Kiran C. Patel.

RUPESH R. SHAH, age 38, became a director of the Company effective June 11, 1999. Mr. Shah has been in the health care industry, in a management position, for over 10 years and is currently a shareholder in and is the Chief Executive Officer of Well Care HMO, Inc., an unrelated State of Florida licensed Health Maintenance Organization, since 1994. He is graduate of St. Xavier's College, Gujaret University, India and Rollwala Computer Science, Gujaret University, India. Mr. Shah is the brother-in-law of Dr. Kiran C. Patel.

HITESH P. ADHIA, age 36, became a director of the Company effective June 11, 1999. Prior to becoming a director, Mr. Adhia was and is currently a consultant to the Company. He resigned his directorship effective September 30, 1999. On August 10, 1999, Mr. Adhia was appointed and accepted the position of acting Chief Financial Officer and Treasurer. Mr. Adhia has been in the finance and accounting industry for the past 9 years. He has been an accountant in private practice since 1993. Previously, Mr. Adhia was a financial accountant with Florida Farm Bureau Insurance Company from February 1991 to January 1996; an independent consultant from 1996 through June 10, 1999 and a systems analyst with Arthur Andersen & Company, from August 1990 to October 1990. He is a graduate of the University of South Florida with a degree in Business Administration and a Masters in Accounting. Mr Adhia is a CPA licensed in the State of Florida.

KENNETH M. ROSSMAN, AGE 42, became Chief Accounting Officer in May 2000. Prior to becoming Chief Accounting Officer, Mr. Rossman was the controller of the Company from December 1999 through April 2000, a Manager at Garcia & Ortiz, PA from 1998 through 1999 and the Controller and Chief Financial Officer of International Administrative Services, Inc. from 1994 through February 1998. Prior to 1994, Mr. Rossman was employed by Coopers & Lybrand, PA and Arthur Anderson, PA from 1984 through 1990.


THE FOLLOWING WERE EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY DURING 1999 BUT PRIOR TO DECEMBER 31, 1999 RESIGNED:

NAME                               AGE       POSITION
----                               ---       --------

Robert W. Morey, Jr.                63       Chairman of the Board(1)

Joseph R. Papa                      56       President, Chief Executive Officer,
                                             Chief Operating Officer and
                                             Director(1)

Craig S. Dupont                     45       Vice President/Chief Financial
                                             Officer and Director

Mary Lee
  Campbell-Wisley                   50       Secretary; President, Chief
                                             Executive Officer and Executive
                                             Director(WCNY);and Director

Henry Suarez                        33       Treasurer and Director(2)

Charles E. Crew, Jr.                48       Director(1)

Adele B. Reiter                     46       Vice President of Legal and
                                             Governmental Affairs

Alan B. Bernstein, M.D.             48       Chief Medical Director

John E. Ott, M.D.                   63       Executive Vice President and
                                             Director(2)

Thomas A. Curtin                    37       Vice President of Sales
                                             and Marketing

Walter W. Grist                     59       Director(2)

Lawrence C. Tucker                  57       Director(3)
-------------------------
(1)  Member, Executive Committee
(2)  Member, Audit Committee
(3)  Member, Compensation Committee

ROBERT W. MOREY, JR., age 63, who was Chairman of the Board since April 30, 1996, resigned as Chairman and director, effective February 25, 1999, which resignation was accepted by the Board of Directors on February 23, 1999. Previously, he was also Chief Executive Officer from April 1996 until he resigned in August 1997. Since 1972, Mr. Morey has served as President and Chairman of RWM Management Company, Inc., a management firm founded by Mr. Morey which is engaged in, among other things, financial counseling and reinsurance underwriting of catastrophic health coverage for the managed care industry. Mr. Morey was engaged in corporate banking, investment banking and the institutional brokerage business from 1962 to 1972. Mr. Morey received a B.A. in Economics from Yale University in 1958 and an M.B.A. from Harvard Graduate School of Business in 1962.

JOSEPH R. PAPA, age 56, had been Chief Executive Officer of the Company since August 1997, a director since June 1997, and also President and Chief Operating Officer since September 1996. Mr. Papa resigned all of these positions, effective January 15, 1999, and continues as a consultant to the Company through July 1999. Mr. Papa's resignation as director was accepted by the Board of Directors on January 12, 1999. From 1989 to 1996, Mr. Papa was President of Healthcare Resources International, Inc. a managed care consulting company he founded. From 1986 to 1989, Mr. Papa was President and Chief Operating Officer of Healthways, Inc., an individual practice association model health maintenance organization licensed in the State of New Jersey and then a wholly-owned subsidiary of Healthways Systems, Inc., a publicly-traded company that was sold to Aetna Life Insurance Company, a wholly-owned subsidiary of Aetna Life and Casualty Company. Mr. Papa earned his C.P.A. after receiving a B.S. in Accounting at St. Joseph's University in 1965.

CRAIG S. DUPONT, age 45, was named, effective January 16, 1999, to the additional positions of: Acting President/Chief Executive Officer and director of the Company; President, Chairman and director of WCNY; and President, Executive Director, Treasurer and director of WellCare of Connecticut, Inc.("WCCT"). Mr. Dupont has been Vice President/Chief Financial Officer and Treasurer of the Company. He has also been Treasurer of WCNY and WCCT since May 1, 1998. Mr. Dupont resigned all positions effective August 18, 1999. Mr. Dupont has over twenty years experience in the health care industry. Previously, Mr. Dupont was Vice President, Finance of Physicians Health Services, Inc. since January 1997, Controller and Corporate Secretary of Qualmed Health & Life Insurance Co. from September 1995 to January 1997, Director of Financial and Medical Analysis of Aetna Health Plans from 1993 to 1995, and Chief Financial Officer and Treasurer for Aetna Health Plan of Southern California from 1990 to 1993. He is a graduate of California State University/Long Beach with a B.S. in Business Administration. He is a Certified Public Accountant in California and Connecticut.

MARY LEE CAMPBELL-WISLEY, age 50, became director of the Company, effective February 25, 1999, and Secretary of the Company, effective March 25, 1999; President and Chief Executive Officer of WCNY, effective February 16, 1999; and Vice President of Operations of WCCT, effective May 12, 1998. She had been Executive Director/COO of WCNY, since January 1997 and director of WCCT since December 1997. Ms. Campbell-Wisely resigned all positions effective November 30, 1999. Ms. Campbell-Wisley has over 15 years experience in the health care industry. Ms. Campbell-Wisley joined WellCare from Mercy Health System of Western New York where, since 1995, she had been Executive Director of the Physician Hospital 0rganizations. Ms. Campbell-Wisley had been associated with Blue Cross and Blue Shield of Western New York, Inc., from 1991 to 1995, as Executive Director of Community Blue, a 200,000 member HMO. Ms. Campbell-Wisley earned a B.A. from SUNY at Fredonia, a B.S.N. from D'Youville College in Buffalo and an M.B.A. from St. Bonaventure University.

HENRY SUAREZ, age 33, was named as Treasurer and became a director of the Company effective June 11, 1999. He was also named as Treasurer and a director of WCNY, as of June 11, 1999. Mr. Suarez resigned all positions effective November 15, 1999. Mr. Suarez has been in the banking and finance industry for the past 10 years. He is currently the President of Suarez Financial Group, Inc., a banking and financial consulting firm. Previously, Mr. Suarez was Senior Vice President, Private Client Group - Tampa Manager, for NationsBank from February 1996 to February 1999; Vice President, Commercial Lending for SouthTrust Bank from March 1995 to February 1996; Senior Financial Accountant for Soloman Brothers from January 1992 to March 1995; and a Commercial Lending Officer with Citizens and Southern Bank from May 1989 to January 1992. He is a graduate of Florida State University with a degree in accounting and finance.

CHARLES E. CREW, JR., age 48, has been a director of the Company since 1987. Mr. Crew resigned his position as Director effective September 30, 1999. Mr. Crew has been employed with General Electric since 1977, where he has been Vice President of Commercial Operations for the Plastics Business since 1994.

ADELE A. REITER, age 46, had been Vice President of Legal and Governmental affairs since March 1998 and until her resignation, effective February 21, 1999. Ms. Reiter joined the Company in April 1995 as part-time in-house legal counsel, became full-time in-house legal counsel in August 1996, and was appointed as a Vice President in July 1997. Previously, Ms. Reiter was employed by a Kingston, New York cardiology medical practice and served on the Board of Directors of several local non-profit organizations. She received her B.A. from State University of New York at Stony Brook in 1993 and a Juris Doctor from Temple University School of Law in May 1976.

ALAN B. BERNSTEIN, M.D., age 48, had been Chief Medical Officer of WellCare since September, 1998 and until his resignation, effective May 21, 1999. He has over ten years of managed care experience serving in senior medical and administrative positions. Previously, he was Chief Medical Officer of UtiliMed, Inc. in Chicago since 1997, Senior Vice President for Medical Affairs/Chief Medical Officer with NYLCare Health Plans from May 1995 to October 1996, and Chairman, Department of Pediatrics at The Newton-Wellesley Hospital, Massachusetts from October 1993 until May 1995. Dr. Bernstein graduated from the University of Rochester, New York, earning a B.A. in Biology. He graduated from New York University School of Medicine earning his M.D., and received his M.P.H. from University of California, Berkeley.

JOHN E. OTT, M.D., age 63, had been Executive Vice President of the Company since June 1996 and a director since October 1995 and until his resignation, effective June 11, 1999. Dr. Ott is the former Chief Executive Officer of The George Washington University Health Plan, and from 1977 to 1996 was a Professor in Health Care Sciences, Health Services Management and Policy and Pediatrics at George Washington University, having retired in 1996 as Emeritus Professor. He is board certified in Pediatrics and Medical Toxicology. Dr. Ott received his B.S. and M.D. degrees at the University of Pittsburgh, and completed a pediatric residency and fellowship in clinical genetics and biophysics at the University of Colorado Medical Center.

THOMAS A. CURTIN, age 37, had been the Vice President of Sales and Marketing for WellCare since October, 1997 and Secretary and director of WCCT, since March 1, 1999. Mr. Curtin resigned all of these positions, effective June 7, 1999. For the prior twelve years, Mr. Curtin has been involved in sales management in the managed care industry. Prior to WellCare, he was with Cigna Health Care (January 1997 - September 1997), HealthSource (September 1994 - December 1996), and Blue Cross and Blue Shield of Massachusetts (1992 - September 1994). He is a graduate of St. Anselm College with a B.S. in Business and Economics.

WALTER W. GRIST, age 59, had been a director of the Company since February 1997. He resigned effective January 20, 1999, which resignation was accepted by the Board of Directors on January 20, 1999. For more than the past five years, Mr Grist has been a Senior Manager of Brown Brothers Harriman & Co., a company engaged in providing financial advisory and merger and acquisition related services, which is the general partner of The 1818 Fund II, L.P., a New York limited partnership which is the holder of the 6% subordinated convertible note due December 31, 2002 in the principal amount of $20 million issued by the Company (see "Certain Relationships and Related Transactions"). Mr. Grist serves on the Board of Directors of Computerized Medical Systems, Inc., Steri-Oss, Inc. and VAALCO Energy , Inc. Mr. Grist graduated with a B.S. degree in Business Administration from New York University in 1965.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation for 1999, 1998 and 1997 earned by (i) the Company's Chief Executive Officer during 1999; (ii) each of the four most highly compensated executive officers who were serving as an executive officer at the end of 1999, other than the Chief Executive Officer, and whose compensation during 1999 exceeded $100,000; and (iii) the Company's Acting President/Chief Executive Officer, who commenced employment on May 1, 1998, whose compensation on an annual basis would have required disclosure in the table below:

                           SUMMARY COMPENSATION TABLE

                                                                             LONG- TERM COMPENSATION
                                                                             ------------------------
                           ANNUAL COMPENSATION AWARDS
                           -------------------------------------------
NAME AND                                                  OTHER ANNUAL       COMMON STOCK  ALL OTHER
PRINCIPAL                   YEAR      SALARY    BONUS     COMPENSATION       UNDERLYING    COMPENSATION
POSITION                                ($)      ($)          ($)            OPTIONS (#)     ($)
-----------------           ----     -------    -----     ------------       ------------  ------------
KIRAN C. PATEL,M.D.         1999     $     0
Chairman of the Board,
President, Chief
Executive Officer,
and Secretary(1)

JOSEPH R. PAPA              1999     $120,000      --               --                 --            --
President, Chief            1998     $311,538      --                *            130,000(2)     $5,457(5)
Executive Officer,          1997     $300,000      --                *            200,000        $5,457(5)
Chief Operating
Officer and Director(2)

CRAIG S. DUPONT             1999     $200,000
Acting President/Chief      1998     $ 97,298      --                *             50,000(3)         --
Executive Officer,          1997           --      --               --                 --            --
Vice President and
Chief Financial
Officer, Treasurer and
Director(3)

MARY LEE CAMPBELL-          1999     $190,000
WISLEY                      1998     $164,423 $45,000                *                 --         1,085(5)
Secretary; President        1997     $129,942      --           19,050(6)          45,000           688(5)
and Chief Executive
Officer of WellCare of
New York, Inc. and
Director(4)

-------------------------
*    Represents less than 10% of annual salary and bonus.

(1) Dr. Patel became Chairman of the Board, President, Chief Executive Officer and Secretary on June 11, 1999, whereby, Dr. Patel, M.D., the principal of Well Care HMO, Inc., a Florida corporation, an entity unrelated to WellCare, purchased a 55% ownership interest in the Company for $5 million (see Business-Patel Transaction).

(2) Mr. Papa resigned as President, Chief Executive Officer and director, effective January 15, 1999, and simultaneously entered into a Consulting Agreement with the Company. Under the terms of the Consulting Agreement, Mr. Papa received a monthly fee of $24,000, through April 15, 1999, and then a monthly fee of $12,000 through July 15, 1999.

(3) Mr. Dupont was named Acting President/Chief Executive Officer, and director, effective January 16, 1999. He resigned all positions effective August 18, 1999. Mr. Dupont was employed under an agreement with the Company, effective May 1, 1998, which provides an annual base salary of $150,000, amended to $200,000 per annum, effective January 16, 1999 upon his assuming the additional duties of Acting President/ Chief Executive Officer. Additionally, the Company provides Mr. Dupont with an automobile allowance of $550 per month. In addition, on May 13, 1998, Mr. Dupont was granted five-year incentive options to purchase 50,000 shares of common stock of the Company at $1.91 per share. Under the agreement, in the event of termination of employment by the Company without cause prior to May 16, 2000, the Company shall continue to pay Mr. Dupont his base salary for six months.

(4) Ms. Campbell-Wisley was appointed as President and Chief Executive Officer of WellCare of New York, Inc., effective February 16, 1999; elected director of the Company, effective February 25, 1999; and elected Secretary of the Company, effective March 25, 1999. She resigned all her positions effective November 30, 1999. Ms. Campbell-Wisely was employed under a three-year agreement with the Company effective January 29, 1997, which provides for an annual base salary of $145,000. Effective February 16, 1999, the annual base salary was increased to $190,000. Ms. Campbell-Wisley was entitled to a bonus of $47,500 if she remains in the employ of the Company until September 1, 1999. Additionally, under the agreement, the Company provides Ms. Campbell-Wisley with an automobile allowance of $550 per month. Under the agreement, on January 29, 1997, Ms. Campbell-Wisley was granted five-year incentive options to purchase 34,285 shares of the Company's common stock at $8.75 per share and five-year non-incentive options to purchase 10,715 shares of the Company's common stock at an exercise price equal to $8.75.

(5)  Represents group life insurance premium payment.

(6)  Resigned January 15, 2000


EMPLOYMENT AGREEMENTS

Mr. Rupesh R. Shah is employed under an agreement with Comprehensive Health Management, Inc. Additionally, Mr. Shah will hold a position on the Company's Board of Directors. As of October 5, 1999, Mr. Shah was granted seven-year incentive options to purchase 2,000,000 shares of common stock of the Company at $0.375 per share. Under the agreement, Mr. Shah will be able to exercise 1/7th of the total incentive options granted at annual intervals from the grant date. In the event of termination of employment by the Company prior to all incentive options becoming exercisable, the balance of the unexercisable options will be terminated.

Mr. Pradip C. Patel is employed under an agreement with Comprehensive Health Management, Inc. Additionally, Mr. Patel has assumed the duties of Director of the Company. As of October 5, 1999, Mr. Patel was granted seven-year incentive options to purchase 2,000,000 shares of common stock of the Company at $0.375 per share. Under the agreement, Mr. Patel will be able to exercise 1/7th of the total incentive options granted at annual intervals from the grant date. In the event of termination of employment by the Company prior to all incentive options becoming exercisable, the balance of the unexercisable options will be terminated.

SECTION 16 PROXY STATEMENT DISCLOSURE

Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that officers, directors and holders of more than 10% of the Common Stock (collectively, the "Reporting Persons") file reports of their trading in the Company's equity securities with the Securities and Exchange Commission. Based upon a review of Section 16 forms filed by the Reporting Persons during the last fiscal year, the Company believes that the Reporting Persons complied with the applicable Section 16 filing requirements, except as follows (i) Dr. Patel has not filed his Form 3; (ii) Mr. Rupesh Shah has not filed his Form 3; (iii) Mr. Sandip Patel has not filed his Form 3; (iv) Mr. P.C. Patel has not filed his Form 3; and, (v) Mr. Hitesh Adhia has not filed his Form
3. Dr. Patel, Rupesh Shah, Sandip Patel, P.C. Patel and Hitesh Adhia expect to file Section 16 forms by June 30, 2000;.

DIRECTOR COMPENSATION

During 1999, all directors who were not employees of the Company, received a fee of $500 for each meeting of the Board of Directors attended, plus reimbursement of their expenses, and an additional $500 for each meeting of the Audit Committee or Compensation Committee attended.

MEETINGS AND COMMITTEES

The Executive Committee has all of the powers of the Board not otherwise delegated to the Audit or Compensation Committees and, until their resignation as directors subsequent to December 31, 1998, was comprised of Messrs. Morey, Papa and Tucker. There were no meetings of the Executive Committee in 1999. The Company is currently considering new appointees to fill openings in the Executive Committee derived from member resignations.

The Audit Committee as of September 30, 1999 was comprised of Mr. Adhia, Dr. Dean and Dr. Kiran Patel, meets with the Company's independent auditors to review the scope of their annual audit, the adequacy of the Company's system of internal controls, and the sufficiency of its financial reporting. As of March 31, 2000, the audit committee is comprised of Dr. Dean. There was one (1) meeting of the Audit Committee during 1999. Mr. Grist was on the committee until his resignation as a director, effective January 20, 1999. Mr. Ott was appointed to the committee, effective March 12, 1999, and subsequently resigned. As of March 31, 2000, the audit committee is comprised solely of Dr. Dean.

The Compensation Committee as of September 30, 1999 was comprised of Dr. Kiran Patel, Dr. Dean, and Mr. Pradip C. Patel. It establishes the compensation program for the Chief Executive Officer, recommends to the Board of Directors, in consultation with the Chief Executive Officer, a general compensation program for all officers; and, administers the Company's 1993 Incentive and Non-Incentive Stock Option Plan and the Company's 1996 Non-Incentive Executive Stock Option Plan. There were three (3) meetings of the Compensation Committee during 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

NONE.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

Through December 31, 1999, the Company has incurred legal fees for Edward A. Ullmann and Marystephanie Corsones, the Company's former Chief Executive Officer and former Chief Financial Officer, respectively, in the aggregate of approximately $1,261,537, to indemnify such individuals for legal fees and expenses incurred in connection with their defense of the Class Action Securities Litigation in which the Company and such individuals are defendants. The litigation, which is described in Item 3, Legal Proceedings, was settled in January 2000 for $2.5 million with Federal Court approval. The Company expects to recoup the related fees it paid to the attorneys representing these individuals, from the insurance carrier which provided coverage to the individual defendants, less the Company's insurance deductible.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2000, certain information with regard to the beneficial ownership of the common stock of the Company as of the date hereof by (i) each shareholder who is known by the Company to beneficially own in excess of five percent (5%) of the outstanding shares of common stock or Class A common stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. The percent of total has been calculated assuming the conversion of both Series A and Series B senior convertible preferred stock into common shares, as well as the conversion of all Class A into common stock, except for 313,555 shares owned by Robert W. Morey. Series A and Series B senior convertible preferred stock were deemed converted on September 30, 1999. In connection with the Patel closing, Mr. Morey has given a two-year proxy in favor of Dr. Patel to vote Mr. Morey's shares of Class A common stock.

                                                                    PERCENT OF TOTAL
                                                            -------------------------------
                                                                                     SENIOR
                                    SERIES A      CLASS A       CONVERTIBLE     CLASS A             TOTAL
     NAME                           COMMON        COMMON(11)     PREFERRED      COMMON    COMMON    VOTE
     ----                           ------        ----------     ---------      -------   ------    -----
Kiran C. Patel, M.D. (1)(2)             --        19,780,115            --        100.0%     51.6%  51.0%
Mark D. Dean, D.D.S. (3)(4)             --            72,921            --           --         *      *
Pradip C. Patel(1)(7)(8)                --           545,705            --           --       1.3    1.3
Rupesh R. Shah(1)(7)(8)                 --           545,705            --           --       1.3    1.3
Sandip I. Patel(1)(7)                   --           161,195            --           --         *      *
The 1818 Fund II, L.P. (5)(6)           --        11,250,000            --           --      29.1   26.9
Brown Brothers Harriman & Co
(5)(6) .                                --        11,250,000            --           --      29.1   26.9
T. Michael Long (5)(6)                  --        11,250,000            --           --      29.1   26.9
Lawrence C. Tucker (5)(6)               --        11,250,000            --           --      29.1   26.9
All current executive officers
 and directors as a group               --
 (4 persons)(2)(4)(8)                   --        20,944,446         100.0%          --      55.4   51.2

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

(3)  Address is 62 Riverview, Port Ewen, New York 12466.

(4) Includes 19,446 shares of common stock owned by Dr. Dean's wife, and 4,862 shares of common stock owned by Dr. Dean's son. Dr. Dean disclaims beneficial ownership of the shares owned by his wife and son.

(5)  Address is 59 Wall Street, New York, New York 10005.

(6) Brown Brothers Harriman & Co. ("BBH & Co."), a general partner of The 1818 Fund II, L.P. (the "Fund"), have designated Messrs. T. Michael Long and Lawrence C. Tucker, either individually or jointly, as the sole and exclusive partners of BBH & Co. having voting and investment power with respect to the Note and the common stock issued upon conversion of the shares. By virtue of BBH & Co.'s relationship with the Fund, BBH & Co. may be deemed to beneficially own 11,250,000 shares of common stock. By virtue of the resolution adopted by BBH & Co. designating Messrs. Long and Tucker, either individually or jointly, as the sole and exclusive partners of BBH & Co. having voting and investment power with respect to the shares, and the common stock issuable upon conversion of the Notes, Messrs. Long and Tucker may each be deemed to beneficially own 11,250,000 shares of common stock.

(7) These shares of common stock were issued from Dr. Patel's converted Series A Preferred Stock to the designated party.

(8) Includes 285,714 shares of common stock which are held under an option which can be converted within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain transactions previously discussed in this Annual Report Form 10-K may be characterized for notation in this Item 13. These transactions are referenced herein this Annual report as follows:

     o    Patel and GHI Transactions; Part I, Business-Business Developments,

     o    Comprehensive Transaction; Part I, Business-Business Developments,

     o    1818 Fund Transaction; Part I, Business-Business Developments,

     o Class A Common Stock Conversion Transaction; Part I, Business-Business Developments, and

     o Series A Convertible Preferred Stock Conversion; Part I, Capital Structure-Stock Conversions.

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

A.   FINANCIAL STATEMENTS

     See Index to Consolidated Financial Statements

B.   SCHEDULES

     Schedule I - Condensed Financial Information of Registrant
     Schedule II - Valuation and Qualifying Accounts

C.   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     See Index to Exhibits

II.  REPORTS ON FORM 8-K.

     None

III. EXHIBITS

     See Index to Exhibits

                                    SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of May, 2000.

                                   The WellCare Management Group, Inc.

                                   By:  /s/  Kiran C. Patel
                                        -------------------------------------
                                   Name:     Kiran C. Patel
                                   Title:    Chairman of the Board, President
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and, in the capacities indicated on May 31, 2000.

Signature                                            Title
---------                                            -----

/s/ Kiran C. Patel, M.D.                Chairman of the Board, President
-----------------------------           and Chief Executive Officer
    Kiran C. Patel, M.D.

/s/ Pradip C. Patel                     Director
-----------------------------
    Pradip C. Patel

/s/ Rupesh R. Shah                      Director
-----------------------------
    Rupesh R. Shah

                        WELLCARE MANAGEMENT GROUP, INC.


                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                        WELLCARE MANAGEMENT GROUP, INC.


     Independent Certified Public Accountants Report

     Independent Certified Public Accountants Report

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Operations for the years ended
       December 31, 1999, 1998 and 1997

     Consolidated Statements of Capital Deficiency for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS REPORT


To the Board of Directors and Shareholders of The Well Care Management Group, Inc.
Tampa, Florida


We have audited the accompanying consolidated balance sheet of the Well Care Management Group, Inc (the "Company") as of December 31, 1999, and the related consolidated statements of operations, capital deficiency and cash flows for the year ended December 31, 1999. Our audit also included the financial statement schedules listed in the index at item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1n and 21 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficit, capital deficiency and failure to maintain 100% of the contingent reserve requirement of the New York State and Connecticut Departments of Insurance raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP
Miami, Florida
April 12, 2000

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS REPORT


To the Board of Directors and Shareholders of The Well Care Management Group, Inc.
Kingston, New York


We have audited the accompanying consolidated balance sheet of the Well Care Management Group, Inc (the "Company") as of December 31, 1998, and the related consolidated statements of operations, capital deficiency and cash flows for each of the two years in the period ended December 31, 1998. Our audit also included the financial statement schedules listed in the index at item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1n and 21 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficit, deficiency in assets and failure to maintain 100% of the contingent reserve requirement of the New York State Department of Insurance raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deloitte & Touche, LLP
New York, New York
May 11, 1999

                        WELL CARE MANAGEMENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (In thousands of dollars, except share data)


December 31,                                                                         1999                    1998
--------------------------------------------------------------------------------------------------------------------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                                              $   7,235               $   6,393
         Short-term investments - available for sale                                    5                       2
         Accounts receivable (net of allowance for doubtful accounts of
           $434 in 1999 and $2,808 in 1998)                                         4,385                   2,240
         Notes receivable (net of allowance for doubtful accounts of
           $1,889 in 1999 and $7,774 in 1998)                                          --                      56
         Advances to participating providers                                          586                      56
         Other receivables (net of allowance for doubtful accounts
         of $500 in 1999 and $- in 1998)                                            2,414                   1,378
         Taxes receivable                                                             284                     284
         Prepaid expenses and other current assets                                    782                     541
         Property and equipment disposed of in 1999                                    --                   5,564
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                               15,691                  16,514

PROPERTY AND EQUIPMENT, net                                                           756                   2,145

OTHER ASSETS
     Restricted cash                                                                3,773                   5,286
     Notes receivable (net of allowance for doubtful accounts of
       $1,108 in 1999 and $1,108 in 1998)                                              --                      --

     Goodwill (net of amortization of $5,299 in 1998)                                  --                   4,431
     Other non-current assets (net of allowance for doubtful accounts of $1,376 in 1999 and $1,376 in 1998 and accumulated
         amortization of $- in 1999 and $1,241 in 1998)                               103                   1,563
--------------------------------------------------------------------------------------------------------------------
                                                                                $  20,323               $  29,939
--------------------------------------------------------------------------------------------------------------------

                        WELL CARE MANAGEMENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (In thousands of dollars, except share data)


December 31,                                                                         1999                    1998
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITAL DEFICIENCY

CURRENT LIABILITIES
     Current portion of long-term debt                                          $     850               $   5,791
     Medical costs payable                                                         18,280                  26,404
     Accounts payable                                                                 359                   1,321
     Accrued expenses and other                                                     1,384                   2,286
     Unearned income                                                                2,258                   6,767
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          23,131                  42,569

LONG-TERM LIABILITIES
     Long-term debt and other, less current portion                                    --                  15,078
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  23,131                  57,647
--------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
CAPITAL DEFICIENCY
     Series A voting preferred stock ($ .01 par value; 100,000 shares
         authorized, none issued and outstanding)                                      --                      --
     Series B non-voting preferred stock ($.01 par value; 100,000
         shares authorized, none issued and outstanding)                               --                      --
     Class A common stock ($.01 par value; 1,109,292 shares
         authorized, 313,555 and 994,302 shares issued and
         outstanding in 1999 and 1998, respectively)                                    3                      10
     Common stock ($.01 par value; 75,000,000 and 20,000,000
         shares authorized, 38,697,940 and 6,567,940 shares issued
         and outstanding in 1999 and 1998, respectively)                              386                      65
     Additional paid-in capital                                                    54,585                  31,612
     Accumulated deficit                                                          (61,693)                (65,884)
     Accumulated comprehensive income                                                   1                       1
     Statutory reserve                                                              4,112                   6,695
--------------------------------------------------------------------------------------------------------------------
                                                                                   (2,606)                (27,501)
PLUS:
     Notes receivable from shareholders                                                --                      (5)
     Treasury stock (at cost; 12,850 shares of common stock
        in 1999 and 1998)                                                            (202)                   (202)
--------------------------------------------------------------------------------------------------------------------
Total capital deficiency                                                           (2,808)                (27,708)
--------------------------------------------------------------------------------------------------------------------
                                                                                $  20,323               $  29,939
====================================================================================================================

          See accompanying notes to consolidated financial statements.

                        WELL CARE MANAGEMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands of dollars, except per share data)


Years ended December 31,                                                1999               1998              1997
--------------------------------------------------------------------------------------------------------------------
REVENUE:
     Premiums earned                                               $ 110,516          $ 142,742         $ 142,115
     Administrative fee income                                           198                 21                --
     Interest and investment income                                      693              1,189             1,234
     Other income                                                      1,102                497               521
--------------------------------------------------------------------------------------------------------------------
Total revenue                                                        112,509            144,449           143,870
--------------------------------------------------------------------------------------------------------------------
EXPENSES:
     Medical expenses                                                101,798            129,494           126,251
     General and administrative expenses                              22,659             32,641            34,485
     Depreciation and amortization expense                             1,147              6,001             3,624
     Interest expense                                                  3,565              1,730             1,652
--------------------------------------------------------------------------------------------------------------------
Total expenses                                                       129,169            169,866           166,012
--------------------------------------------------------------------------------------------------------------------
Loss before income taxes and extraordinary item                      (16,660)           (25,417)          (22,142)
(Benefit) provision for income taxes                                  (2,152)             5,441                --
--------------------------------------------------------------------------------------------------------------------
Net loss before extraordinary item                                   (14,508)           (30,858)          (22,142)
Extraordinary gain, net of tax of $2,152                              16,116                 --                --
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      1,608            (30,858)          (22,142)
Preferred stock deemed dividend                                       (3,043)                --                --
--------------------------------------------------------------------------------------------------------------------
Net loss available to common shareholders                          $  (1,435)         $ (30,858)        $ (22,142)
--------------------------------------------------------------------------------------------------------------------
Loss per share before extraordinary item - basic and diluted       $   (1.13)         $   (4.36)        $   (3.52)
--------------------------------------------------------------------------------------------------------------------
Extraordinary gain - basic and diluted                             $    1.04          $      --         $      --
--------------------------------------------------------------------------------------------------------------------
Net loss available to common shareholders - basic and diluted      $   (0.09)         $   (4.36)        $   (3.52)
--------------------------------------------------------------------------------------------------------------------
Weighted average shares of common stock outstanding                   15,489              7,081             6,299
====================================================================================================================

          See accompanying notes to consolidated financial statements.

                        WELL CARE MANAGEMENT GROUP, INC.

                  CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
                            (In thousands of dollars)


                                                   Class A                                                         Accumulated
                                                       and                                                             Compre-
                                                   Class B     Class A                 Additional     Accumu-          hensive
                                                 Preferred      Common       Common       Paid-in      ulated          Income/
Years ended December 31, 1999, 1998 and 1997         Stock       Stock        Stock       Capital     Deficit           (Loss)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                        $     --     $    14       $   49    $   26,624   $ (12,121)            (11)

Conversion of Class A common shares to
   common shares                                        --          (3)           3            --          --              --

Adjustment to treasury stock                            --          --           --            --          --              --

Repayments/reclassification of shareholders'
   notes - net                                          --          --           --            --          --              --

Net loss                                                --          --           --            --     (22,142)             --

Other comprehensive income - unrealized
   holding gains                                        --          --           --            --          --              11

Comprehensive loss                                      --          --           --            --          --              --

Transfer to statutory reserve                           --          --           --            --        (724)             --
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                              --          11           52        26,624     (34,987)             --

Conversion of subordinated convertible
   note into common shares                              --          --           12         4,988          --              --

Conversion of Class A common shares
   to common shares                                     --          (1)           1            --          --              --

Net loss                                                --          --           --            --     (30,858)             --

Other comprehensive income -
   unrealized holding gains                             --          --           --            --          --               1

Comprehensive loss                                      --          --           --            --          --              --

Transfer to statutory reserve                           --          --           --            --         (39)             --
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                              --          10           65        31,612     (65,884)              1

Conversion of subordinated convertible
   note and accrued interest into preferred
   stock                                                 1          --           --        15,240          --              --

Subordinated convertible debt inducement                --          --           --         3,046          --              --

Preferred stock issued for cash                          1          --           --         4,999          --              --

Conversion of preferred stock to common
   shares                                              (2)          --          314          (312)         --              --

Conversion of Class A common shares to
   common shares                                        --          (7)           7            --          --              --

Net income                                              --          --           --            --       1,608              --

Other comprehensive income -
   unrealized holding gains                             --          --           --            --          --              --

Comprehensive income                                    --          --           --            --          --              --
Repayment of loan receivable                            --          --           --            --          --              --
Transfer from statutory reserve                         --          --           --            --       2,583              --
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                        $     --     $     3       $  386    $   54,585   $ (61,693)              1
================================================================================================================================

                        WELL CARE MANAGEMENT GROUP, INC.

                  CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
                            (In thousands of dollars)


                                                                                                               Total
                                                                                                            (Capital
                                                                             Notes                       Deficiency)
                                                         Statutory     Receivable-        Treasury     Shareholders'
                                                          Reserve     Shareholders           Stock            Equity
  ----------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 1996                             $  5,932             $ (6)       $  (207)           20,274

  Conversion of Class A common shares to common shares         --               --             --                --

  Adjustment to treasury stock                                 --               --              5                 5

  Repayments/reclassification of shareholders' notes
     - net                                                     --                1             --                 1

  Net loss                                                     --               --             --           (22,142)

  Other comprehensive income - unrealized holding
     gains                                                     --               --             --                11

  Comprehensive income (loss)                                  --               --             --           (22,131)

  Transfer to statutory reserve                               724               --             --                --
  ----------------------------------------------------------------------------------------------------------------------

  Balance, December 31, 1997                                6,656               (5)          (202)           (1,851)

  Conversion of subordinated convertible
     note into common shares                                   --               --             --             5,000

  Conversion of Class A common shares to common
     shares                                                    --               --             --                 --

  Net loss                                                     --               --             --           (30,858)

  Other comprehensive income-unrealized holding gains          --               --             --                 1

  Comprehensive income (loss)                                  --               --             --           (30,857)

  Transfer to statutory reserve                                39               --             --                --
  ----------------------------------------------------------------------------------------------------------------------

  Balance, December 31, 1998                                6,695               (5)          (202)          (27,708)


  Conversion of subordinated convertible note and
     accrued interest into preferred stock                     --               --             --            15,241

  Subordinated convertible debt inducement                     --               --             --             3,046

  Preferred stock issued for cash                              --               --             --             5,000

  Conversion of preferred stock to common shares               --               --             --                --

  Conversion of Class A common shares to common
     shares                                                    --               --             --                --

  Net income                                                   --               --             --             1,608

  Other comprehensive income-unrealized holding gains          --               --             --                --

  Comprehensive income (loss)                                  --               --             --             1,608

  Repayment of loan receivable                                 --                5             --                 5

  Transfer from statutory reserve                         (2,583)               --             --                --
  ----------------------------------------------------------------------------------------------------------------------
  BALANCE, DECEMBER 31, 1999                             $ 4,112             $  --        $  (202)           (2,808)
  ======================================================================================================================

          See accompanying notes to consolidated financial statements.

                        WELL CARE MANAGEMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


Years ended December 31,                                                      1999             1998             1997
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                    $  1,608         $(30,858)        $(22,142)
     Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
         Depreciation and amortization                                       1,147            6,001            3,624
         Decrease (increase) in deferred taxes                                  --            5,441               --
         Interest expense on inducement                                      3,046               --               --
         Loss on impaired assets                                                --            2,812               --
         Loss (gain) on sale of assets and other                              (218)               1              103
         Extraordinary gain on claim settlements                           (18,268)              --               --
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable - net                   (2,145)           4,562            1,331
         Decrease (increase) in accounts receivable -
            non-current-net                                                     --              225              530
         Decrease (increase) in other receivables - net                     (1,036)           3,328              732
         Decrease (increase) in taxes receivable/payable                        --               --            6,885
         Decrease (increase) in prepaid expenses and other                     590              (19)            (122)
         Decrease in restricted cash                                         1,513              485              896
         Decrease (increase) in advances to participating providers           (531)           2,804             (540)
         (Increase) in other non-current assets - excluding
            preoperational costs and accounts and other receivables             --             (205)             (89)
         Increase (decrease) in accounts payable and accrued expenses       (1,370)          (1,303)           1,230
         Increase (decrease) in medical costs payable                       10,145            9,083            1,356
         Increase (decrease) in unearned income                             (4,509)           1,083            1,436
-----------------------------------------------------------------------------------------------------------------------
Net cash (used in)provided by operating activities                         (10,028)           3,440           (4,770)
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Proceeds from sale of assets                                            5,015               --               --
     Purchase of property and equipment                                        (56)            (657)            (314)
     Proceeds from notes receivable                                             61               --               --
     Decrease in notes receivable                                               --              745              653
     Sale of investments                                                        --              101              811
     Other investing activities - net                                           --                1               11
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                    5,020              190            1,161
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Repayment of notes payable and long-term debt                              --             (605)            (898)
     Proceeds from issuance of stock and treasury stock - net                   --               --                5
     Proceeds from issuance of preferred stock                               5,000               --               --
     Proceeds from loan                                                        850               --               --
     Other financing activities - net                                           --               --                1
-----------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                          5,850             (605)            (892)
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           842            3,025           (4,501)
Cash and cash equivalents, beginning of period                               6,393            3,368            7,869
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  $  7,235         $  6,393         $  3,368
=======================================================================================================================

          See accompanying notes to consolidated financial statements.

                        WELL CARE MANAGEMENT GROUP, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Well Care Management Group, Inc. ("Well Care" or the "Company"), a New York corporation, owns, operates and provides management services to health maintenance organizations ("HMOs"). An HMO is an organization that accepts contractual responsibility for the delivery of a stated range of health care services to its enrollees for a predetermined, prepaid fee.

     Well Care of New York, Inc. ("WCNY"), a wholly-owned subsidiary, operates as an HMO in New York State. WCNY has a certificate of authority under
     Article 44 of the New York State Public Health Law to operate in 25 counties in the Hudson River Valley, Mohawk River Valley, Albany and Leatherstocking regions of New York State, Westchester County and in four counties in New York City. WCNY is a mixed IPA/Direct Contract model HMO. Under this type of arrangement, agreements are entered into with regional health care delivery networks currently organized as independent practice associations ("IPAs" or "Alliances"), which in turn contract with providers to render health care services to an HMO's enrollees, and directly with individual primary care physicians or physician groups for the provision of such medical care.

     In prior years, WCNY entered into contracted arrangements with a majority of its primary care physicians and specialists through contracts with the Alliances to provide health care services to WCNY's commercial and Medicaid members. Initially, each Alliance was a professional corporation that then contracted with individual primary care physicians and specialists to provide health care services. At inception, there were four Alliances with different equity owners. Effective June 1997, the Alliances converted into IPAs by establishing new corporations. Effective October 1995, WCNY entered into three year agreements with each of the Alliances to capitate them at specified per member per month ("PMPM") rates designated to cover the cost of all health care services provided to HMO members. These agreements originally provided for periodic increases, ranging from 1% to 6% for the period from October 1995 through December 1998.

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

     Each IPA, in turn, capitates its IPA primary care physician from the monthly payments received from WCNY with a fixed monthly payment for each HMO member designating the IPA physician as their primary care provider, retaining and allocating the balance to a group risk pool for payment to specialists. Specialists are compensated on a fee-for-service basis by each IPA which disburses payments to these specialists. To the extent the risk pools are insufficient to cover the specialists' fees, the amounts paid to the specialists as a group can be proportionately reduced, up to a maximum of 30%. To the extent the risk pools are still insufficient to cover the specialists' fees after a maximum reduction, a portion of the capitation payments to primary care physicians can be withheld to cover the specialists' fees after the reduction. Primary care physicians and specialists are furnished with periodic utilization reports and the IPAs' accounts are reconciled periodically.

     In April 1998, WCNY entered into service agreements with four IPAs wholly owned by Primergy, Inc. ("Primergy") (see Note 5). These agreements amended and restated the prior agreements with two professional corporations managed by Primergy. Consistent with the prior agreements, the new agreements grant the IPAs the exclusive right to contract with primary care physicians in a six county geographic region in the mid-Hudson Valley. The term of the agreements is ten years, subject to earlier termination under certain conditions, including following a failure of the parties to renegotiate rates in the event that a potential investor (the "Investor") did not exercise its right to acquire Primergy. In July 1998, following expiration of the Investor's option to purchase Primergy, WCNY notified Primergy of its intent to renegotiate rates. Since a new agreement has not been reached within 120 days after June 30, 1998, either the Company or the respective IPA has the option to terminate the contract. The parties continue to negotiate the terms of the new agreement and there can be no assurance that the contracts will be successfully renegotiated and not terminated by either the Company or the respective IPAs.

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

     Well Care of Connecticut, Inc. ("WCCT"), a wholly-owned subsidiary of WCNY, operates as an IPA model HMO in the state of Connecticut. Under this type of arrangement, agreements are entered into with IPAs and Physicians Health Organizations ("PHOs") and individual physicians for the provision of all medical care to WCCT's enrollees for a specified fee for services rendered. WCCT is approved to operate State-wide in Connecticut.

     WCNY and WCCT are collectively referred to as the "Well Care HMOs."

     Well Care Administration, Inc. ("WCA") (formerly Agente Benefit Consultants, Inc. ("ABC")) is a wholly-owned subsidiary that administered the Company's pharmacy, vision care, dental care and other specialty care benefit programs as stand-alone products to self-insured employer and other groups until June 1999. After June 1999, WCA no longer administers the Company's pharmacy, vision care, dental care and other specialty care programs. WCA was rendered inactive after June 1999.

     Well Care Development, Inc. ("WCD") is a wholly-owned subsidiary formed to acquire, own and develop real estate. WCD was rendered inactive as of June 1999.

     Well Care University ("WCU"), a division of Well Care, was formed to focus on: strategic planning, training and research and development for Well Care and others within the managed care/health care arena. WCU's operations were eliminated during 1997 and WCU has been dormant since December 31, 1998. Bienestar, Inc. ("Bienestar"), was an unconsolidated affiliate until December 17, 1996, at which time Well Care sold its interest in Bienestar to the Company's former Chief Executive Officer and President. In July 1996, WCNY entered into an agreement for Bienestar to provide consulting and educational services regarding wellness and integrated health services. The Company terminated its arrangement with Bienestar in November 1997.

b. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

c. Revenue Recognition - Premiums from subscribers are recorded as income in the period that subscribers are entitled to service. Premiums received in advance are deferred. Subscriber premiums for the commercial line of business, for both WCNY and WCCT, are determined on an annual basis using community rating principles as required by the Insurance Department for each state. WCNY's commercial line of business was sold in June 1999 and the community rating principles did not apply to WCNY at December 31, 1999.

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

     Accounts receivable include approximately $0 and $198,000 at December 31, 1999 and 1998, respectively, which represented the excess of subscriber premiums accrued based on approved community rates over amounts actually billed under guaranteed rates, net of an allowance for doubtful amounts of approximately $0 and $1,376,000, respectively.

d. Administrative and Management Fees - Administrative and management fees received in advance are deferred and recognized as income over the period in which services are rendered.

e. Medical Costs Payable and Medical Expenses - Medical expenses for primary care, hospital inpatient services, outpatient specialty care and pharmacy services, including those for which advances have been made to providers, are recorded as expenses in the period in which services are provided. The expense is based in part on estimates, including an accrual for medical services incurred but not yet billed ("IBNR"), which accrual is included in medical costs payable. The IBNR accrual is based on a number of factors, including hospital admission data and prior claims experience. Adjustments, as necessary, are made to medical expenses in the period the actual claims costs are ultimately determined. The Company believes the IBNR estimates in the consolidated financial statements are adequate; however, there can be no assurance that actual health care claims costs will not exceed such estimates.

f. Reinsurance - The Well Care HMOs insure excess loss for health care claims under policies with a reinsurance company. Premiums for these policies are reported as medical expense and insurance recoveries are recorded as a reduction of medical expense. Under the excess loss reinsurance policies, recoveries are made for annual claims of each enrollee or each covered dependent of each enrollee in excess of the deductible established in the policy, subject to certain limitations. Effective December 1, 1998, the deductibles for commercial, Medicaid and Medicare Full-Risk products are $85,000, $115,000, and $100,000, respectively. From November 1995 through October 1996, the deductible for commercial health care claims was $115,000. The deductible decreased to $85,000 in November 1996 and has remained at $85,000 through December 31, 1999.

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

     Reinsurance premiums charged to medical expenses in the accompanying consolidated financial statements amounted to approximately $407,076, $573,000, and $585,000, in 1999, 1998, and 1997, respectively. Reinsurance recoveries of approximately $393,480 $563,000, and $1,747,000, in 1999,
     1998, and 1997, respectively, have been recognized as a reduction in medical expenses.

     Included in other receivables at December 31, 1999 and 1998, were amounts recoverable from the reinsurers of approximately $245,000 and $354,000, respectively.

g. Short-term Investments - The Company has determined that the securities included in short-term investments might be sold prior to maturity. Such investments have, therefore, been classified as available for sale. The basis for available for sale securities is market value. Unrealized gains and losses are reported as a component of capital deficit until realized.

h. Advances to Participating Providers - Advances to participating medical providers consist of amounts advanced to providers, principally hospitals, which are under contract with the Company to provide medical services to plan members. Such advances help provide funding to these providers for claims incurred but not yet reported or claims in the process of adjudication.

i. Property and Equipment - Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method based upon the estimated useful lives of the assets which range from 2 to 15 years.

j. Preoperational Costs - Preoperational costs, which include service area and product line expansion costs, consist of certain incremental separately identifiable costs directly associated with building a provider base of network physicians in service areas in which the Company is applying for licensure and expanding the Company's Medicare managed care program. Effective December 31, 1998, the Company expensed all previously unamortized preoperational costs.

k. Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities. As a result of its evaluation, and in light of the June 1999 transaction with an unrelated party, the Company wrote off in 1998 approximately $2,323,000 to reduce the remaining unamortized goodwill to its net realizable value. The remaining balance was sold as part of one of the June 1999 transactions (See Note 2).

l. Advertising Costs - Advertising costs, which include costs for certain marketing materials and development/implementation of public relations and marketing campaigns, are expensed as incurred. Advertising costs expensed in 1999, 1998, and 1997, were approximately $344,000, $978,000, $2,226,000, respectively.

m. Income Taxes - The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse and the benefits of operating loss carryforwards. A valuation allowance is required to reduce net deferred tax assets unless management believes it is more likely than not that such deferred tax assets will be realized.

n. Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company considers all other instruments to be short-term investments. Cash equivalents are carried at cost which approximates market value.

     The Company had working capital deficiencies of $7.4 million and $26.1 million at December 31, 1999 and 1998, respectively. The working capital deficiencies are attributable primarily to the cash operating losses incurred by the Company during 1998 and 1999.

     The Company's financial statements have been prepared assuming the Company will continue as a going concern. The independent certified public accountants report states that "the Company's recurring losses from operations, working capital deficit, deficiency in assets, and failure to maintain 100% of the contingent reserve requirements for the New York State and Connecticut Departments of Insurance raise substantial doubt about its ability to continue as a going concern" (See Note 21).

     In June 1999, the Company consummated a number of significant transactions. (see Note 20).

o. Stock-Based Compensation - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), defines a fair value method of accounting for the issuance of stock options and other equity instruments, effective for fiscal years beginning after December 15, 1995. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS 123, companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," ("APB 25")but would be required to disclose in a note to the consolidated financial statements pro forma net incomes, and per share amounts as if the company has applied the new method of accounting. The Company has elected to continue to account for such transactions under APB 25 and disclose per SFAS 123 the pro-forma effects (See Note 17).

p. Earnings Per Share - Net income (loss) per share - Basic is computed using weighted average number of common shares outstanding for the applicable period. Net income (loss) per share - Diluted is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts of including equivalents would be anti-dilutive (See Note 16).

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

r. Asset Impairments - The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the asset, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.

s. Current Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Pursuant to SFAS No. 137, the effective date has been changed to all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

t. Reclassifications - Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

2.   SALE OF COMMERCIAL LINE OF BUSINESS

     In June 1999, WCNY sold its commercial line of business, consisting mainly of other assets and goodwill associated with member lives, to Group Health Incorporated ("GHI") for $5 million ("GHI transaction"). The Company received $4 million at closing and $1 million was placed in escrow pending a determination of the total number of WCNY commercial members in June 1999. If the commercial membership was at least 25,000 members, all of the $1 million would be released from escrow. Final measurement date for the June membership count was August 31, 1999. The actual disbursement from the escrow was approximately $793,000 plus pro-rata share of interest income earned on the escrow account. The remaining $207,000 was netted against a non-related receivable due from GHI. As a result, during 1999, the Company recorded a gain of approximately $352,000 in connection with the sale.

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

     In 1998, the Company recorded medical expense of approximately $3.7 million relating to 1997 ($3.5) and 1996 ($0.2) medical claims in excess of the IBNR estimates previously recorded. In 1997, the Company recorded medical expense of approximately $1.9 million for 1996 medical expenses in excess of IBNR previously recorded.

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

c. During 1997, the Company expensed approximately $1.7 million relating to NYSID's audit of the New York State market stabilization pool for the audit years 1993, 1994 and 1995 and for additional amounts due for the year 1996.

d. In prior years, two entities which were predecessors to the regional health care delivery networks (the "Alliances"/"IPAs") with which WCNY contracted to provide health care services to WCNY's members, made payments of approximately $2,879,000 to providers in connection with the close out of the 1993 group risk accounts and to resolve certain disputed amounts between the Company and certain providers, which payments might otherwise have been made by the Company. Additionally, these entities paid approximately $1,833,000 directly to the Company in payment of 1993 provider deficits which would otherwise have been due to the Company directly from the providers. As originally reported in its 1994 consolidated financial statements, the Company recorded the $1,833,000 received as a reduction of medical expense, and the Company did not record as medical expense, the $2,879,000 paid directly to the providers by these entities.

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

     The Company subsequently restated its 1994 consolidated financial statements to reflect the higher medical expenses, and established a medical expense accrual. As there were no specific accounts payable by the Company, this accrual is being reduced concurrently with the pay down of the bank loans, with a simultaneous reduction in medical expense. A reduction of medical expense of approximately $435,000 was recorded in 1997. There was no reduction of medical expense for 1998 and 1999. The remaining principal balance is $0 at December 31, 1999.

e. WCNY had arrangements with several medical practices (the "medical sites") owned by the principal shareholder of Primergy, Inc. ("Primergy") (see Note
     5) for the promotion of WCNY's access to primary care medical services at these medical sites. WCNY had made advances to the practices ($150,000 in 1997, $2,388,763 in 1996 and $710,000 in 1995), and as a result of operating losses at the practices and the uncertainty of their ability to repay these advances, WCNY had previously fully reserved these receivables.

     During the second half of 1997, the principal shareholder of Primergy entered negotiations to sell these medical sites to unrelated third parties. Due to the continuing losses at these medical sites and their importance in providing medical services to a significant number of WCNY members, Well Care determined that it was in the best interests of WCNY's members and Well Care to continue to subsidize the medical sites to avoid service disruptions to WCNY's members. As a result, Well Care made additional advances to these medical sites, to meet operating expenses, of approximately $583,000 in the second half of 1997, and approximately $166,000 in the first quarter of 1998, which amounts have been expensed in 1997 and 1998, respectively, as bad debt expense. The medical sites were subsequently sold in 1998 and 1999.

     As of December 31, 1999, WCNY also has unpaid notes receivable from these medical sites of approximately $1,889,000, which have been fully reserved (see Note 9).

f. The Alliances described in Notes 1a and 20a commenced operations in 1994. Based on information provided to the Company by the Alliances/IPAs, the Alliances/IPAs have operated at an accumulated deficit, from inception through December 31, 1999, although the Alliances/IPAs have instituted measures designed to reduce this deficit, and achieve profitability. The deficit is the result of medical expense obligations assumed from Well Care upon the formation of the Alliances, actual and estimated but not yet incurred medical losses in excess of the amounts initially estimated, and operating losses. The Alliances/IPAs have financed the deficit through a combination of borrowings from Primergy and the Investor referred to in
     Note 5; lags inherent in the receipt, adjudication and payment of claims; and the deferral of claim payments to providers. In addition, a $3,000,000 bank line-of-credit was entered into by Primergy in December 1995, which was guaranteed by the former Chairman of the Board of Directors, Chief Executive Officer and President in his personal capacity.

     In August 1996, the Alliances implemented a fee withhold program, as permitted under the contracts with its physicians, to withhold payments otherwise payable to referral physicians by approximately 15% to 22% depending on the geographic location of the physician. Management of the Alliances/IPAs and Well Care believed that this withhold program, together with general changes in the management of the Alliances/IPAs, and the introduction of new provider reimbursement schedules should enable the Alliances/IPAs to maintain their operations and reduce their accumulated deficit.

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

4.   ACQUISITION OF MANAGED CARE ADMINISTRATORS, INC. ("MCA")

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

5.   SALE OF WELL CARE MEDICAL MANAGEMENT, INC. ("WCMM")

     In June 1995, the Company contributed approximately $5.1 million to its wholly-owned subsidiary, WCMM, which was then engaged in managing physician practices, and then sold the assets of WCMM for cash of $.6 million and a note receivable of $5.1 million. The buyer, Primergy, which had been newly formed to acquire WCMM, is in the business of managing medical practices and providing related consultative services, and entered into agreements to manage the Alliances. The Company also received a five-year option to acquire Primergy, which option was canceled in 1996. The note receivable bears interest at a rate equal to prime plus 2%, with interest payable monthly through July 31, 2000. Primergy has paid only interest through January 1996 (see Note 9).

     The Company also advanced $3.4 million to Primergy ($.6 million in 1997, $2.1 million in 1996 and $.7 million in 1995) for operating expenses and unpaid interest, which obligations are documented by notes of $215,000 and $2.1 million and interest receivable of $1.1 million. The note for $215,000, which is dated February 26, 1996, bears interest at a rate equal to prime plus 2% and was due December 31, 1996. No payments of principal have been made on this note, nor payments of interest beyond May 1996.

     In February 1997, Primergy executed the promissory note for $2.1 million, bearing interest at the rate of prime plus 2%, with repayment of the principal over 36 months, starting upon the occurrence of certain events explained below (no interest has been paid on this obligation). Subsequently, in February 1997, Primergy entered into an Option Agreement with a potential investor (the "Investor"), whereby the Investor loaned Primergy $4,000,000 and received an option to merge with Primergy, exercisable through June 30, 1998. Concurrently, Well Care entered into an agreement with Primergy whereby Well Care agreed to forebear on the collection of principal and interest on the note for $5.1 million, and on the collection of principal of the $2.1 million note, in exchange for the right to convert the $5.1 million note into 43% of the common stock of the company if the Investor were to exercise its option to merge and immediate repayment of the $2.1 million note upon effectiveness of such merger. At June 30, 1998, the Investor's option to merge expired without being exercised. As a result forbearance of the debt has been rescinded and the original payment terms of the $5.1 million note reinstated. Primergy is obligated to continue paying monthly interest on the $2.1 million note with principal payments over a thirty-six month period, commencing July 1, 1998. Primergy has not made any of the principal or interest payments due under the $2.1 million note. The notes are subordinated to the Investor's security interest.

     In view of Primergy's operating losses and advances to the Alliances, the Company had obtained from certain of Primergy's equity holders personal guarantees of the original note and pledges of collateral to secure these guarantees. In April 1997, the Company's Board of Directors agreed to release these guarantees and related collateral pledged by the guarantors to secure the guarantees in exchange for Primergy's stock options that such guarantors originally received from Primergy and a release from the guarantors for any potential claims against Well Care associated with the transactions. In view of Primergy's financial condition and difficulties inherent in the collection of personal guarantees and realization of collateral, and Primergy's default on the payments of the notes, the Company fully reserved in 1995 the original $5.1 million note receivable, plus the $.7 million advanced in 1995. In 1996, the Company established an additional net reserve of $1.9 million for the $215,000 note, interest accrued on the notes, and advances receivable, net of the deferred gain of $144,000 on the original sale. In 1997, the Company established a reserve of $.8 million for 1997 accrued interest not paid by Primergy and for advances made in 1997. In 1998, the Company established a reserve of $.8 million for 1998 accrued interest not paid at December 31, 1998. All amounts due to the Company from Primergy are fully reserved at December 31, 1998.

     In February 1999, the Company entered into a letter of intent to settle its outstanding indebtedness with Primergy and to amend the five IPA service agreements with the IPA's owned by Primergy. A transaction was not consummated.

     Consequently, in July 1999, the Company entered into an agreement with Primergy, ProMedco of the Hudson Valley, Inc. and ProMedco Management Company to settle its outstanding indebtedness with Primergy. The agreement stipulated a $425,000 cash payment to the Company at closing; as well as, requiring a release to the Company from Primergy for approximately $325,000 in past Quality and Utilization incentive payments due to Primergy. Additionally, Primergy has agreed to pay $2 per member per month for the period commencing from August 31, 2000 and ending on July 31, 2002 for the members assigned to Primergy IPAs by IPA Service Agreements by the contracted IPAs and is guaranteed by ProMedco Management Company. Furthermore, any and all Quality and Utilization based compensation to the Primergy IPAs was eliminated from the contract. The Primergy IPAs contract period was reduced and currently will terminate on July 31, 2002.

6.   SHORT-TERM INVESTMENTS

     The value of short-term investments is as follows:

                                                  Gross
                                        ---------------------------
                                         Unrealized     Unrealized        Market
                               Cost           Gains         Losses         Value
--------------------------------------------------------------------------------
At December 31, 1999
    Equity securities    $    3,387    $      1,234   $         --    $    4,621
--------------------------------------------------------------------------------
Total                    $    3,387    $      1,234   $         --    $    4,621
--------------------------------------------------------------------------------
At December 31, 1998
    Equity securities    $    1,264    $        787   $         --    $    2,051
--------------------------------------------------------------------------------
Total                    $    1,264    $        787   $         --    $    2,051
--------------------------------------------------------------------------------

7.   OTHER RECEIVABLES

     Other receivables at December 31, 1999 and 1998 consist of the following:

                                                     1999                1998
--------------------------------------------------------------------------------
   Receivable from third-party insurers   $       120,000    $        154,000
   Reinsurance receivable                         245,000             354,000
   New York State Pools receivable                543,000             433,000
   Pharmacy rebate receivable                          --             188,000
   Contributions receivable                            --              24,000
   Insurance claim receivable                     218,000                  --
   Third party receivable                         489,000                  --
   Other                                          799,000             225,000
--------------------------------------------------------------------------------
                                          $     2,414,000    $      1,378,000
================================================================================

8.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 1998, consists of the following:

                                                                       Estimated
                                                                     useful life
                                               1999           1998    (in years)
--------------------------------------------------------------------------------
Land                                    $        --   $    888,000
Land improvements                                --        448,000
Buildings and building improvements              --      6,389,000       7 to 15
Leasehold improvements                           --        444,000        2 to 5
Computer equipment and software           3,486,000      5,613,000             5
Furniture, fixtures and equipment         1,883,000      1,685,000        5 to 7
--------------------------------------------------------------------------------
Total                                     5,369,000     15,467,000
Less accumulated depreciation and
    amortization                          4,613,000      7,758,000
--------------------------------------------------------------------------------
                                            756,000      7,709,000
Less amounts classified as property
and equipment disposed of in 1999                --      5,564,000
--------------------------------------------------------------------------------
                                        $   756,000   $  2,145,000
================================================================================

     In June 1999, the Company agreed to transfer ownership of certain real property to the mortgagee of those properties in consideration of the mortgagees relieving the Company of any liability for any deficiency between the amount of the mortgage balances and the value of the property (see Note 12). In 1998, the Company recorded a loss on impairment of assets of approximately $2.8 million, with a corresponding reduction in buildings and building improvements, to adjust the net carrying value of the assets to the amount of the mortgage balances.

     Included in computer equipment and furniture, fixtures and equipment is equipment financed through capital leases aggregating approximately $2,574,000 at December 31, 1999 and 1998, respectively. Accumulated amortization relating to assets financed through capital leases was approximately $2,574,000 and $2,272,000 at December 31, 1999 and 1998,
     respectively.

9.   NOTES RECEIVABLE

     Notes receivable of approximately $1,889,000 and $1,417,000 at December 31, 1999 and 1998, respectively, represent advances made to six medical sites to enhance WCNY's provider network (see Note 3e). The notes are collateralized by first liens on all cash, accounts receivable, inventory, and all office and medical equipment owned by each of the medical sites. The notes require monthly principal and interest payments, at a rate of 7.5% per annum and mature on January 1, 2001. As no payments have been received since March 1997, a reserve of $1,889,000 in 1999 and $793,000 in 1998 was established for unpaid principal and interest. The owner of the medical sites sold the practices in 1998 and 1999, with the proceeds in escrow. The net proceeds, if any, from such sales will be used to repay the notes.

10.  OTHER NON-CURRENT ASSETS

     Other non-current assets at December 31, 1999 and 1998, consist of the following:

                                                       1999              1998
--------------------------------------------------------------------------------
Capitalized costs incurred in connection
   with placement of subordinated
   convertible note - net                   $            --    $      624,000

Long term portion of:
   Receivables from third-party insurers                 --           616,000

Deposits and other - net                            103,000           323,000
--------------------------------------------------------------------------------
                                            $       103,000    $    1,563,000
================================================================================

11.  LIABILITY FOR MEDICAL COSTS PAYABLE

     Activity in the medical costs payable liability is summarized as follows:

                                                       1999              1998
--------------------------------------------------------------------------------
Balance, beginning of year                  $    26,404,000    $   17,321,000

Incurred related to:
   Current year                                  91,002,000       126,137,000
   Prior years                                    4,369,000         3,357,000
--------------------------------------------------------------------------------
Total incurred                                   95,371,000       129,494,000
--------------------------------------------------------------------------------
Paid and settled related to:
   Current year                                 102,185,000       100,663,000
   Prior years                                    1,310,000        19,748,000
--------------------------------------------------------------------------------
Total paid                                      103,495,000       120,411,000
--------------------------------------------------------------------------------
Balance, end of year                        $    18,280,000    $   26,404,000
================================================================================

     The liability for accrued medical costs payable includes management's estimate of amounts required to settle known claims, claims which are in the process of adjudication and claims classified as IBNR.

     The 1999 medical expenses does not include a charge for adverse development relating to 1998 and prior year medical claims.

     The 1998 medical expenses include a $3.7 million charge for adverse development relating to 1997 and prior year medical claims, and a credit of $0.8 million for New York State distribution of surplus market stabilization pool funds relating to years 1993-1996.

     The 1997 medical expenses include a $2.5 million charge for adverse development relating to 1996 medical claims and a $1.7 million charge for the estimated liability related to NYSID's audit of the 1993-1995 demographic pool and the 1996 demographic pool (see Note 3c) and a $0.4 million credit relating to the 1994 restatement (see Note 3d).

12.  LONG-TERM DEBT

     Long-term debt, at December 31, consists of the following:

                                                     1999                1998
--------------------------------------------------------------------------------
Subordinated Note Payable -
Comprehensive Health
   Management, Inc; principal due
   on demand; interest at 8 1/2% per
   annum                                  $       850,000    $             --

Subordinated Convertible Note
   The 1818 Fund II, L.P.; principal
   due December 31, 2002; interest at
   8% per annum, payable quarterly (See
   Note 13)                                            --          15,000,000

Mortgage Payable - Key Bank of New
   York; $4,610,000; interest at base rate
   (7.75% at December 31, 1998);
   payable monthly with a balloon of
   $3,574,000 due January 1, 2000.
   Secured by real estate, buildings,
   fixtures and assignment of all leases.              --           3,834,000

Mortgage Payable - Key Bank of New
   York; first mortgage of $862,500;                   --             699,000
   interest at base rate (7.75% at
   December 31, 1998); payable monthly
   with a balloon of $631,000 due March
   1, 2000.  Secured by property located
   in Saugerties.

Mortgage Payable - Premier National
   Bank; first mortgage of $280,000;
   interest at 7.25%; balloon payment of
   $727,000 due February 1, 1999.                      --             731,000

Mortgage Payable - Premier National
   Bank; first mortgage of $335,000
   interest at prime rate (7.75% at
   December 31, 1998); payable monthly
   with a balloon of $260,500 due March
   1, 2001                                             --             300,000

Capitalized Lease Obligations; due
   through 2002; monthly payments
   ranging from $3,100 to $9,100 with
   interest ranging from 6.5% to 10.9%;
   secured by equipment.                               --             305,000
--------------------------------------------------------------------------------
Total debt                                        850,000          20,869,000

Less current portion                              850,000           5,791,000
--------------------------------------------------------------------------------
Long-term portion                         $            --    $     15,078,000
================================================================================

     In July 1997, Key Bank (the "Bank") notified the Company that it considered the Company not in compliance with the Target Loan to Value Ratio provided for in two of its mortgages, with outstanding balances, at that time, of approximately $4.9 million (approximately $4.5 million at December 31, 1998.). According to the Bank's calculations, the outstanding Loan Amount exceeded the corresponding Lendable Property Value, as defined, based on appraisals prepared for Key Bank, by approximately $1.7 million. The Bank had requested that the Company either reduce the outstanding obligation, or provide additional collateral for $1.7 million, otherwise the Bank would consider the Company in default of the mortgage notes. A default would require the Company to pay a higher interest rate on the outstanding obligations, among other potential penalties. The Company disagreed with the Bank's valuation methodology and informed the Bank of this disagreement.

     At December 31, 1998, the Company was not in compliance with certain financial covenants contained in the loan documents.

     In June 1999, the Company reached separate settlements with the Bank and Premier National Bank ("Premier"), whereby the Company agreed to transfer ownership of the mortgaged properties to the Bank and Premier, respectively, in settlement of the outstanding mortgages amounting to approximately $5,500,000 (Note 8). Assets were exchanged as settlement for liabilities amounting to approximately $5,400,000. A loss of approximately $100,000 was charged to operations.

     Comprehensive loaned WCNY $850,000, as a subordinated loan, in September 1999 in a separate transaction. The full amount of the loan was in turn issued as a subordinated loan from WCNY to WCCT. This transaction in conjunction with other Well Care transactions, provided substantial remedy to WCCT in meeting the Connecticut DOT statutory net worth requirement.

     As of December 31, 1999, the Company's subordinated long-term debt is due on demand.

13.  SUBORDINATED CONVERTIBLE NOTE

     In January 1996, The Company completed a private placement of a Subordinated convertible note in the principal amount of $20 million (the "Note"), with The 1818 Fund II, L.P. (the "Fund"), a private equity fund managed by Brown Brothers Harriman & Co. ("BBH & Co"). The Note and underlying terms were amended in February 1997 (the "1997 Amendment") by the Company and the Fund. In January 1998, The Fund agreed to convert $5 million of the Note into common stock of the Company, at a conversion price of $4 per share (the "1998 Amendment"), subject to approval by the New York State Department of Health ("DOH"). In May 1998, the DOH advised the Company that such approval was not required, and the conversion into 1,250,000 shares was effective in May 1998. After the 1998 Amendment, the Fund has the right to convert the outstanding principal into shares of common stock of the Company at a conversion price of $8 per share, subject to anti-dilution adjustment.

     In June 1999, the Fund converted the remaining $15 million Note, plus the net of the accrued and unpaid interest of approximately $0.8 million and the unamortized portion of the note facility fees of approximately $0.6 million, into newly authorized senior convertible Series B preferred stock of the Company. The preferred stock is non-voting and is subject to mandatory conversion (subject to regulatory approval) into 10,000,000 shares of Well Care's common stock, at an effective conversion price of $1.50 per share. The Company's certificate of incorporation was duly amended to reflect the approved change in authorized shares of common stock (See Note 15). For financial statement purposes, the issuance of the common stock in exchange for the preferred stock has been reflected as of December 31, 1999, however, the physical transfer took place in April 2000.

     In connection with the conversion of the Note, the company recorded interest expense of approximately $3 million relating to the fair value of the shares received in excess of the shares issuable pursuant to the conversion terms of the 1998 Amendment, a conversion price of $8 per share.

14.  INCOME TAXES

     A reconciliation of the Federal statutory rate to the Company's effective income tax rate is as follows:

Year ended December 31,                        1999          1998        1997
--------------------------------------------------------------------------------
Federal statutory rate                         34.0%         34.0%       34.0%

State income taxes - net of federal benefit     6.4           6.4         6.4

Expense on debt inducement                     64.5            --          --

Income on claims settlement                  (105.2)           --          --

Limitation of NOL carryforward due to
   change in ownership                         69.0            --          --

Other                                         113.3            --          --

Change in valuation allowance                (182.0)           --          --
--------------------------------------------------------------------------------
Effective rate                                   --%         40.4%       40.4%
================================================================================

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred tax balance as of December 31, 1999 and 1998 are as follows:

December 31,                                         1999                1998
--------------------------------------------------------------------------------
Deferred tax assets:
   Accounts and other receivables -
     bad debt reserves                    $     2,144,000    $      6,070,000
   Other                                          538,000              47,000
   Net operating loss carry forward             3,893,000          16,109,000
--------------------------------------------------------------------------------
Total                                           6,575,000          22,226,000
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciable assets                                  --             258,000
--------------------------------------------------------------------------------
Total                                                  --             258,000
--------------------------------------------------------------------------------
   Net before valuation allowance               6,575,000          21,968,000
   Less: valuation allowance                    6,575,000          21,968,000
--------------------------------------------------------------------------------
Net deferred tax asset                    $            --    $             --
================================================================================

     The Company has net operating loss ("NOL") carryforwards in the amount of approximately $9,636,000 expiring through 2019, after consideration of limitations on their use imposed by Internal Revenue Code Section 382 as a result of the change in the Company's ownership. As a result of this change in ownership, the deferred tax asset in the amount of approximately $16,109,000 was written off against the valuation allowance. However, the Company's management is planning to apply for a private letter ruling with respect to the manner in which this limitation is calculated. If the Company were successful in obtaining such a ruling, the amount of the NOLs, which may be recognizable in the future, would increase. While the amount of any such increase is currently unknown, it is anticipated that it may result in additional NOLs in the amount of approximately $6,949,000 becoming available. The ability to realize the tax benefits associated with these losses is dependent upon the Company's ability to generate future taxable income from operations and/or to effectuate successful tax planning strategies. Although management believes that profitable operations may be achieved in the future, in view of their size and length of the expected recoupment period, the Company provided a 100% valuation allowance in 1999 and 1998, respectively, with respect to the deferred tax assets for 1999 and 1998.

15.  PURCHASE/CONVERSION OF PREFERRED STOCK

     On June 11, 1999, Dr. Kiran C. Patel, M.D. ("Dr. Patel"), purchased a fifty-five (55%) percent ownership interest in the Company for $5 million. As part of the purchase transaction, Dr. Patel received 100,000 shares (the "Shares") of a newly authorized series of senior convertible preferred stock ("Series A Convertible Preferred Stock"), which provided Dr. Patel with 55% of Well Care's voting power. The preferred stock was subject to mandatory conversion into common stock upon the amendment to Well Care's certificate of incorporation to increase the number of authorized shares of common stock from twenty (20) million to seventy-five (75) million. Due to the excess of the fair value of the underlying common stock which totaled approximately $8 million, over the purchase price, the Company recorded a deemed dividend on the preferred stock totaling approximately $3 million.

     The shares are subject to anti-dilution rights, whereby upon conversion Dr. Patel will generally preserve his 55% interest in Well Care until there are 75 million shares of common stock issued and outstanding. In order to preserve his 55% interest, Dr. Patel, at his option, will pay par value ($0.01 per share) for each common share subsequently purchased. The difference of the fair value of the shares received over the par value will be recorded as an expense in the period the shares are purchased.

     As an additional condition to the closing of the Patel transaction, the holders of 680,747 shares of Class A common stock, which has ten (10) votes per share, agreed to convert their shares into shares of common stock on a share-for-share basis. Mr. Robert W. Morey, the holder of 313,555 shares of Class A common stock outstanding, has given a two year proxy in favor of Dr. Patel to vote Mr. Morey's shares of Class A common stock.

     During the annual shareholder's meeting held on September 30, 1999, the Company received shareholders' and Board of Directors approval to increase the number of authorized shares of common stock from twenty (20) million to seventy-five (75) million. The Company's certificate of incorporation was duly amended to reflect the approved change in authorized shares of common stock.

     Mandatory conversion of senior convertible preferred stock (Series A) held by Dr. Patel and senior convertible preferred stock (Series B) held by the Fund was immediately transacted. After giving effect to the Class A common stock conversion and the mandatory conversion of the preferred Series A and B stock, there was 38,697,940 shares of common stock and 313,555 shares of Class A common stock outstanding. After this conversion Dr. Patel owned 21,449,253 shares of common stock. Dr. Patel transferred, in a private transaction unrelated to the Company, 1,669,138 shares of common stock to various business associates. After the transfer, Dr. Patel owned 19,780,115 shares of common stock which represented fifty-one (51%) percent of the aggregate number of shares outstanding in the combined classes. For financial statement purposes, the issuance of the common stock in exchange for the preferred stock has been reflected as of December 31, 1999, however, the physical transfer took place in April 2000.

16.  EARNINGS PER SHARE

     The 8% subordinated convertible note amounting to $15,000,000 is not included in the computation of diluted Earnings Per Share (EPS) prior to its conversion since its effect would be anti-dilutive. The note was converted during 1999.

     Options to purchase 4,000,000 shares of common stock at $0.375 per share, were outstanding during 1999, but not included in the computation of diluted EPS as the options were anti-dilutive. The options, which expire in 2006, were outstanding at December 31, 1999.

     Options to purchase an additional 9,535 shares of common stock were outstanding, but were not included in the computation of diluted EPS as the options were anti-dilutive. The options, which have various expiration dates, were outstanding at December 31, 1999.

17.  STOCK OPTIONS

     During 1999, 1998 and 1997, the Company granted stock options to certain individuals to purchase common stock at the fair market value of the stock on the date of the grant. Following is a summary of the transactions:

                                           1999            1998            1997
--------------------------------------------------------------------------------
Outstanding, beginning of year          598,741         650,179         556,455

Exercised during the year                    --              --              --

Terminated during the year            (589,206)        (275,438)       (106,368)

Granted during the year               4,000,000         224,000         200,092
--------------------------------------------------------------------------------
Outstanding, end of year              4,009,535         598,741         650,179
--------------------------------------------------------------------------------
Options exerciseable at year end        580,964         463,005         338,921
--------------------------------------------------------------------------------
Option price per share            $ 0.375-24.50   $ 1.25-$24.50   $ 3.01-$24.50
--------------------------------------------------------------------------------

     During 1999, the Company granted 4,000,000 options to purchase common stock at an exercise price of $.375 per share. The options expire in ten years and vest over a period of seven years. The fair value of the granted options amounted to $.25.

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

Non-incentive Executive
Stock Option Plan:                     1999            1998           1997
--------------------------------------------------------------------------------
Outstanding, beginning of year      600,000         600,000        600,000

Exercised during the year                --              --             --

Terminated during the year         (600,000)             --             --

Granted during the year                  --              --             --
--------------------------------------------------------------------------------
Outstanding, end of year                 --         600,000        600,000
================================================================================
Options exercisable at year end          --         400,000        200,000
================================================================================
Option price per share         $         --    $ 4.00-$6.25    $4.00-$6.25
================================================================================

     In December 1997, the Company amended the exercise prices on the 600,000 options granted in 1996 to the Chairman of the Board. The options terminated, effective February 25, 1999, upon the Chairman's resignation as Chairman and Director.

     The Company has adopted the disclosure-only provisions of SFAS 123 (See
     Note 1o). Accordingly, no compensation cost has been recognized for grants of stock options, since the exercise price equals or exceeds the fair market value. Had compensation cost for grants made under the Company's two stock option plans been determined based on the fair market value at the grant dates in a manner consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 1999, 1998 and 1997 would have been adjusted to the pro forma amounts below:

Year ended December 31,                 1999            1998             1997
--------------------------------------------------------------------------------
Net income (loss):
    As reported                $   1,608,000   $ (30,858,000)   $ (22,142,000)
    Pro forma                  $   1,348,000   $ (33,272,000)   $ (23,840,000)

Net income (loss):
    As reported                $         .10   $       (4.36)   $       (3.52)
    Pro forma                  $         .09   $       (4.70)   $       (3.78)

     The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year ended December 31,                 1999            1998             1997
--------------------------------------------------------------------------------
Dividend yield                          0.0%            0.0%             0.0%
Expected volatility                    45.8%          144.1%            70.3%
Risk-free interest rate (per annum)     6.0%            7.0%             6.2%
Expected lives (in years)                3.0             3.7              3.1

18.  RETIREMENT SAVINGS PLAN

     The Company sponsors a retirement plan designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over age twenty-one (21) who have been employed by the Company for at least one year with one thousand (1,000) hours of service are eligible to participate in the plan. Employees may contribute to the plan on a tax - deferred basis generally up to 18% of their total annual salary, but in no event more than $10,000 in 1999. Under the plan, the Company makes matching contributions at the rate of 50% of the amount contributed by the employees up to a maximum of 2% of the employee's total annual compensation. The employer contributions vest to the employee after five (5) years of an employee's service with the Company. The Company contributed approximately $0, $58,000 and $85,000 for 1999, 1998 and 1997, respectively.

19.  CONCENTRATIONS OF CREDIT

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of investments in short-term securities. Short-term securities are managed by professional investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1999, management believes that the Company has no significant concentrations of credit risk.

20.  COMMITMENTS AND CONTINGENCIES

a. WCNY has entered into various contractual arrangements with the majority of its primary care physicians and specialists through contracts with regional health care delivery networks. These agreements call for capitating IPAs comprised of specialists and primary care physicians. Under the agreements, the company pays IPAs for medical services provided by primary care physicians and specialists. IPAs in turn reimburse those providers for the services that are provided by each physician. In the event the IPAs default on their financial obligations, WCNY could be ultimately liable for reimbursing the medical providers.

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

     In July 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidating complaint (the "Complaint") was served in August 1996. The Complaint did not name the three additional directors. Deloitte and Touche LLP, the Company's independent auditors during that period, however, was named as an additional defendant. In October 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered in April 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants. Because the Order did not specifically address the Company's motion to dismiss, in May 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defense to the Complaint. In September 1997, the plaintiffs' class was certified and the parties thereafter commenced the discovery process of the litigation. The actions were dismissed pursuant to a court-approved settlement agreement. The time for appealing the approval order has not elapsed as of the date of this report.

     In May 1999, the Company entered into a settlement agreement for $2.5 million, all of which is being funded by the insurance carrier which provided coverage to the individual defendants. The settlement agreement received Federal Court approval in January 2000. The Company expects to recoup from the insurance carrier the expenses related to fees it paid to the attorneys representing the individual defendants, less the Company's insurance deductible. However, a receivable has not been accrued because the recovery amount was not determinable at December 31, 1999.

     The amount of legal fees incurred with respect to the defense of the former President and Chief Executive Officer and Chief Financial Officer in the Securities Litigation, totaling $1,261,537 were recorded in the Company's financial statements for the years 1996 through 1999.

c. As a condition to the successful closing of the Patel(Note 15) and GHI (Note 2) transactions, various hospitals, physicians and other health care providers entered into settlement agreements to settle claims for services provided to WCNY HMO members incurred prior to May 1, 1999. The settlement agreements stipulated that the various hospitals, physicians and other health care providers accept a payment of 30% of the balance owed by the Company to the provider in the year of settlement, plus 5% of the balance owed by the Company, payable on February 1 of the three years subsequent to the year of settlement, if they continue to be participating WCNY providers. These claims are being settled from a provider pool consisting of at least ten (10) million dollars, comprising all the proceeds from the Patel and GHI transactions in addition to eighty (80) percent of WCNY's premium receivables at April 30, 1999. WCNY, as stipulated, was able to use the designated provider pool funds in excess of $10 million and up to $2.5 million, to meet statutory reserves.

     During the year ended December 31, 1999, the Company recognized an extraordinary gain of approximately $18 million due to the results of the completed provider settlements.

d. The Company and certain of its subsidiaries, including WCNY have responded to subpoenas issued in April and August 1997 from the United States District Court for the Northern District of New York through the office of the United States Attorney for that District. These subpoenas sought the production of various documents concerning financial and accounting systems, corporate records, press releases and other external communications. While the United States Attorney has not disclosed the purpose of its inquiry, the Company has reason to believe that neither its current management nor its current directors are subjects or targets of the investigation. The Company has, however, informed the government that it will continue to cooperate fully in any way that it can in connection with the ongoing investigation.

e. On July 31, 1996 and October 3, 1996 the Securities and Exchange Commission issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996, and with subsequent requests for supplementation. The current management is unaware of any ongoing investigation by the Securities and Exchange Commission.

f. The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of management, the amount of loss, if any, that might be sustained, either individually or collectively, from these actions would not have a material effect on the Company's consolidated financial statements.

g. Leases - Operating leases that have initial or noncancellable lease terms in excess of one year are paid for through a management fee arrangement with an affiliate (see Note 26).

21.  GOING CONCERN, STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

     The Company's consolidated financials are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     For the next few months, Management is focusing on improving customer service and bringing the company to operational profitability. To achieve these goals, they are working to strengthen its provider network for both WCNY and WCCT. They will put more emphasis on marketing in WCNY's Health Choice (Medicaid) and Child Health Plus products. The Medicare line of business will be reevaluated for profitability by each county. Also, for WCCT, they will start marketing only in the counties where the provider networks support the competitive pricing and servicing to their members. For a short period, they may see a significant drop in the membership in WCCT.

     Once the Company achieves the above stability, Management plans to expand its product offerings in both the New York and Connecticut markets. These expansions may include re-entering into the commercial market in New York and applying to HCFA in order to offer a Medicare line of business in the State of Connecticut. They will expand these product portfolios only after stringent evaluation of market and profitability for the Company.

     Resources for raising external capital are limited due to past history of the company and overall market sensitivity of the HMO business. Under the circumstances, the expansion goals will be only achieved through the cash flows generated by the company's current operations. In the event of cash shortage, the Company will have to implement various costs cutting measures, including but not limited to reducing work force, reducing commissions to brokers and agents and the selling of certain assets. Also, the Company may have to raise financing through banks and other capital markets. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability of assets and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve its recovery plan as described above.

     New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At December 31, 1999 and 1998, Well Care had required cash reserves of approximately $3.8 and $5.3 million, respectively, and a contingent reserve of approximately $4.1 million and $6.7 million, respectively. The cash reserve is not maintained in a separate cash account. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

     Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY executed a Section 1307 loan in March 1998, which retroactively brought WCNY's December 31, 1997 statutory net worth above the permitted 50% contingent reserve requirement. WCNY had been operating within the 50-100% discretionary contingent reserve requirement during 1997 and through the first quarter of 1998, with the full knowledge of NYSID. In 1999 and 1998, the Company forgave the management fees for WCNY in the amount of approximately $.87 million and $ 1.4 million, respectively. In June 1997 and November 1997, the Company loaned $3.1 and $1.3 million, respectively, to WCNY under the provisions of Section 1307. However, after giving effect to the reported results for 1999, at December 31, 1999, WCNY had a negative statutory net worth of approximately ($10) million. Failure to come into compliance with the reserve requirement could cause NYSID to take action which could include restriction or revocation of WCNY's license.

     Management has had ongoing discussions and meetings with NYSID regarding WCNY's operating results and compliance with various statutory requirements and has updated NYSID of the Company's plans to obtain additional funds. In April 1999, WCNY agreed to a consent to rehabilitation in which the State of New York has the right to commence court proceedings and have an order entered into that would give the State of New York the right to assume the operations of WCNY. In May and June 1999, the Company consummated a number of transactions that brought WCNY within the 50% to 100% revised contingent reserve requirement, as permitted by NYSID. The transactions include: an equity investment of $5 million; sale of WCNY's commercial enrollment for approximately $5 million; settlement of provider claims at 45% of the estimated liability of approximately $30.5 million; renegotiation and settlement of approximately $5.4 million of mortgage debt; and the conversion of the $15 million subordinated convertible note into senior convertible preferred stock of the Company. As a result of these transactions, Well Care anticipates that the State of New York would not exercise that right.

     WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that WCCT maintain a statutory reserve of $1 million. In June and November 1997, the Company made capital contributions of $350,000 and $425,000, respectively, to WCCT to bring its statutory net worth to the required minimum of $1 million. In March 1998, the Company made an additional capital contribution of $368,000 to WCCT to bring its statutory net worth above the $1 million requirement. At December 31, 1998, WCCT was not in compliance with the statutory net worth requirement having a statutory net worth of approximately $600,000. As a result, on June 2, 1999, the State of Connecticut Insurance Department issued an order requiring WCCT to submit to administrative supervision by the State's Insurance Commissioner until WCCT meets its statutory net worth and other requirements. At September 23, 1999, the State of Connecticut Insurance Department authorized WCNY to issue a $850,000 Surplus Equity Note Receivable to WCCT.

     At December 31, 1999 WCCT is not in compliance with the statutory net worth requirement having a statutory net worth of approximately $200,000. At March 20, 2000, the State of Connecticut Insurance Department authorized WCNY to issue a $738,746 Surplus Equity Note Receivable to WCCT. Management has been meeting with the Connecticut Department of Insurance regarding the statutory net worth deficiency to develop a mutually agreeable plan to bring WCCT into compliance with the statutory net worth requirement.

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

     As a result of the examination, WCNY's statutory net worth was impaired by approximately $1.1 million. In March 1996, the Company made a capital contribution of $3 million to WCNY, and from October 1996 through 1999, the Company loaned WCNY $14.8 million under the provisions of Section 1307 of the New York State Insurance Law. Under Section 1307, the principal and interest are treated as equity capital for regulatory purposes and are repayable out of the free and divisible surplus, subject to the prior approval of the Superintendent of Insurance of the State of New York. These cash infusions more than offset the examination's adjustment to WCNY's net worth.

     As a holding company, Well Care's ability to declare and pay dividends is dependent upon cash distributions from its subsidiaries which, with respect to WCNY, are limited by state regulations. Although such regulations do not specifically restrict WCNY from paying dividends, they require WCNY to be financially sound as determined by the New York State Departments of Health and Insurance, and thereby may preclude WCNY from paying dividends. Any transaction that involves five percent (5%) or more of WCNY's assets requires notice to the Commissioner and Superintendent of the Departments of Health and Insurance, respectively, and any transaction that involves ten percent (10%) or more of WCNY's assets requires prior approval. Any decision to pay dividends in the future will be made by Well Care's Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and such other factors as the Board of Directors may deem relevant.

22.  SUPPLEMENTAL CASH FLOW DISCLOSURES

     Cash paid during the year for (in thousands):

                                     1999              1998              1997
--------------------------------------------------------------------------------
Income taxes                   $       --        $       --         $      --

Interest                              502             1,131             1,101

     During 1999, non-cash investing and financing activities included the $ 15 million note to common stock transfer and associated convertible debt inducement interest (see Note 13) and the settlement of outstanding mortgages in exchange for assets associated with the aforementioned mortgages (see Note 12).

23.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

24.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Selected unaudited data reflecting the Company's consolidated results of operations for each of the last eight quarters are shown in the following table (in thousands, except per share amounts):

                                                1999
                           1st           2nd            3rd           4th
--------------------------------------------------------------------------------
Total revenue              $34,412   $31,373(1)      $23,353(2)    $23,371(3)

Total expenses              37,426    40,221          23,429        28,093

Loss from operations        (3,014)   (8,848)            (76)       (4,722)

Loss before
extraordinary item          (3,014)   (7,793)            287        (3,988)

Extraordinary item, net
of tax                          --     7,905           2,715         5,496

Net income (loss)           (3,014)      112           3,002         1,508

Preferred stock deemed
dividend                        --    (3,043)             --            --

Net income (loss)
available to common
shareholders                (3,014)   (2,931)          3,002         1,508

Loss per share before
extraordinary item -
basic and diluted            (0.40)    (1.43)          (0.04)        (0.10)

Extraordinary item -
basic and diluted               --      1.05            0.34          0.14

Net income (loss)
available to common
shareholder - basic and
diluted                      (0.40)    (0.39)           0.38          0.04

Weighted average shares
of common stock
outstanding                  7,562     7,562           7,904        39,011

                                                1998
                        ------------------------------------------------------
                           1st           2nd            3rd           4th
--------------------------------------------------------------------------------
Total revenue              $35,564   $38,477         $36,191       $34,217

Total expenses              36,782    40,959          39,140        52,985

Loss from operations        (1,218)   (2,482)         (2,949)      (18,768)

Net loss                    (1,218)   (2,482)         (2,949)      (24,209)

Net loss per share-basic
and diluted                  (0.19)    (0.36)          (0.39)        (3.21)

     Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount. Additionally, due to the convertible debt inducement, preferred stock deemed dividend and the tax effect of the extraordinary gain, the 2nd and 3rd quarter information above has been restated from the amounts previously reported.

     (1) The following unusual items occurred in the second quarter of 1999: a) inclusion of approximately $ 9 million in income from claim settlement agreements on claims incurred prior to 5/1/99; b) inclusion of approximately $3 million in expenses from interest on the convertible debt inducement; c) inclusion of approximately $3 million for a preferred stock dividend.

     (2) The following unusual items occurred in the third quarter of 1999: a) inclusion of approximately $ 3 million in income from claim settlement agreements on claims incurred prior to 5/1/99; b) inclusion of income of approximately $100 thousand from settlement of debt and satisfaction of mortgages in foreclosure.

     (3) The following unusual items occurred in the fourth quarter of 1999: a) reversal of approximately $.58 million of previously recorded premium revenues; b)write-off of previously unreserved accounts receivable of $.21 million; c) inclusion of approximately $ 6 million in income from claim settlement agreements on claims incurred prior to 5/1/99.

25.  SUBSEQUENT EVENTS

     The Company  entered into a transfer  agreement  with Tampa General  Health
     Plan, Inc. dated January 3, 2000. The agreement stipulates that Tampa General Health Plan, Inc. will transfer approximately five thousand (5,000) members to the Company for a purchase price of $1,150,000. $1,000,000 of the purchase price shall be payable at closing and $150,000 payable upon the closing's one year anniversary.

     In May 2000, Dr. Patel assumed the transaction personally from the Company and the 5,000 members purchased will be part of an unrelated entity owned by Dr. Patel.

26.  MANAGEMENT AGREEMENT

     WCNY and WCCT have entered into management agreements with Comprehensive Health Management, Inc.("CHM"), an affiliate of Dr. Patel, to manage their HMO administrative operations. The management agreements with CHM are for a period of five years, subject to state department of insurance approval. New York State Regulators approved the management agreement between WCNY and Comprehensive on June 11, 1999. The Connecticut Department of Insurance did not approve the Comprehensive management agreement with WCCT until September 1999. The management fee for each HMO ranges from 7.5% of the premium revenue earned when there are more than 80,000 members to 9.5% of the premium revenue earned when there are less than 40,000 members. WCCT has negotiated with CHM for a discounted management fee equal to 5.5% of premium revenue earned. Under the management agreements, CHM will cover claim processing service costs, utilization review, administrative function payroll services, equipment and maintenance costs, software development and administrative costs. Management fees for the period ended December 1999 were approximately $3,046,000.

                                    SCHEDULES

                       THE WELLCARE MANAGEMENT GROUP, INC.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                                 (in thousands)
                                                         1999         1998
                                                       --------     --------
ASSETS
CURRENT ASSETS:
     Cash                                              $    90      $    58
     Short-term investments                                  4            2
     Accounts and other receivables - net                   35          214
     Prepaid expenses and other
       current assets - net                                384          510
                                                       -------      -------
     TOTAL CURRENT ASSETS                                  513          784
PROPERTY AND EQUIPMENT - net                                61          134
NOTES RECEIVABLE - LONG-TERM - net                      17,283       12,177
OTHER ASSETS - net                                       2,252        2,041
                                                       -------      -------
     TOTAL                                             $20,009      $15,136
                                                       =======      =======
LIABILITIES AND DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
     Account and notes payable                         $   305      $ 2,014
     Current portion of long-term debt                      --           36
     Accrued expenses and other                          1,142        2,026
                                                       -------      -------
     TOTAL CURRENT LIABILITIES                           1,447        4,076
ADVANCES FROM SUBSIDIARIES                              21,370       23,711
LONG-TERM DEBT                                              --       15,057
                                                       -------      -------
     TOTAL LIABILITIES                                  22,817       42,844

CAPITAL DEFICIENCY:
     Common stock                                          389           75
     Additional paid-in capital                         54,585       31,612
     Accumulated deficit                               (61,693)     (65,884)
     Accumulated other comprehensive income                  1            1
     Statutory reserve                                   4,112        6,695
                                                       -------      -------
Less:                                                   (2,606)     (27,501)
   Notes receivable from shareholders                       --            5
     Treasury stock - at cost                              202          202
                                                       -------      -------
     TOTAL (Capital Deficiency)                         (2,808)     (27,708)
                                                       -------      -------
     TOTAL                                             $20,009      $15,136
                                                       =======      =======

                       THE WELLCARE MANAGEMENT GROUP, INC.
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                   SCHEDULE I
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                        1999         1998         1997
                                      --------     --------     --------
REVENUE:
     Fee income                       $  6,748     $ 11,896     $ 14,098
     Interest income                     1,521        1,697        2,502
     Other income                          186           52          137
                                      --------     --------     --------
              TOTAL REVENUE              8,455       13,645       16,737
                                      --------     --------     --------

EXPENSES:
     General and administrative
       Expenses                          5,750       17,842       18,483
     Interest expense                    3,548        1,221        1,123
     Other expense - net                    --            1          369
                                      --------     --------     --------
              TOTAL EXPENSES             9,298       19,064       19,975
                                      --------     --------     --------

INCOME(LOSS) FROM OPERATIONS              (843)      (5,419)      (3,238)
PROVISION FOR INCOME TAX                    --        2,961           --
                                      --------     --------     --------

LOSS BEFORE EQUITY
IN LOSS OF SUBSIDIARIES                   (843)      (8,380)      (3,238)

EQUITY IN INCOME (LOSS) OF
  SUBSIDIARIES - NET OF TAX              2,451      (22,478)     (18,904)
                                      --------     --------     --------
     NET INCOME(LOSS)                    1,608      (30,858)     (22,142)

PREFERRED STOCK DEEMED
DIVIDEND                                (3,043)          --           --
                                      --------     --------     --------

NET LOSS AVAILABLE TO
COMMON SHAREHOLDER                    $ (1,435)    $(30,858)    $(22,142)
                                      ========     ========     ========

                       THE WELLCARE MANAGEMENT GROUP, INC.
                                   SCHEDULE I
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                        1999           1998           1997
                                        ----           ----           ----

CASH FLOWS FROM OPERATING
  ACTIVITIES:
     Net loss                           $  (843)       $(8,380)       $(3,238)
     Depreciation and
       amortization                         128          1,671            353
     Loss/(gain) on sale of assets           (1)             1             16
     Interest on debt inducement          3,046             --             --
     Decrease in accounts receivable        179          1,543            107
     Increase in advances
       from subsidiaries                     --          1,942            172
     Other - net                         (2,476)           816            483
                                        -------        -------        -------
  NET CASH PROVIDED BY(USED IN)
    OPERATING ACTIVITIES                     33         (2,407)        (2,107)
                                        -------        -------        -------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
     (Increase) decrease in notes
       receivable                        (5,006)           730         (2,021)
     Capital contributions to
       subsidiaries - net                    --           (368)          (775)
     Sale of investments - net               --            101            817
     Net Purchase (Sale) - equipment         --             (5)            (9)
                                        -------        -------        -------

  NET CASH PROVIDED BY/
   (USED IN)INVESTING ACTIVITIES         (5,006)           458         (1,988)
                                        -------        -------        -------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease)/increase in
       long-term debt                        --            (34)           (70)
     Increase in accounts and
       notes payable                         --          1,685              2
     Proceeds from issuance of
       preferred stock                    5,000             --             --
     Other - net                              5             --              1
                                        -------        -------        -------

NET CASH PROVIDED BY
  (USED IN) FINANCING
  ACTIVITIES                              5,005          1,651            (67)
                                        -------        -------        -------

NET (DECREASE)/INCREASE IN
  CASH AND CASH EQUIVALENTS                  32           (298)         4,162

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                          58            356          4,518
                                        -------        -------        -------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                           $    90        $    58        $   356
                                        =======        =======        =======

                       THE WELLCARE MANAGEMENT GROUP, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                         BALANCE AT                                       BALANCE AT
                                         BEGINNING                       LESS:              END OF
                                         OF PERIOD     ADDITIONS         DEDUCTIONS         PERIOD
                                         ---------     ---------         ----------       ----------
YEAR ENDED
DECEMBER 31, 1999

Allowance for
 doubtful accounts - Trade receivables   $  4,184      $  1,522          $  3,896         $  1,810
Allowance for
 doubtful accounts - Other receivables      1,957            --             1,457              500
Allowance for
 doubtful accounts - Notes receivable       8,882           568             6,453            2,997
                                         --------      --------          --------         --------
Total                                    $ 15,023      $  2,090          $ 11,806         $  5,307
                                         ========      ========          ========         ========

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
                                         ========      ========          ========         ========

YEAR ENDED
DECEMBER 31, 1997

Allowance for
 doubtful accounts - Trade receivables   $  3,365      $  3,462          $  3,292         $  3,555

Allowance for
 doubtful accounts -
     Due from affiliates                       --            --                --               --

Allowance for
 doubtful accounts - Other receivables      5,048         1,755             5,666            1,137

Allowance for
 doubtful accounts - Notes receivable       5,345         2,755                 4            8,096
                                         --------      --------          --------         --------
Total                                    $ 13,758      $  7,992          $  8,962         $ 12,788
                                         ========      ========          ========         ========

                                INDEX TO EXHIBITS

EXHIBIT NO.
-----------

3.1                 Copy of Registrant's Restated
                    Certificate of Incorporation                             (1)

3.1a                Copy of Certificate of Amendment to
                    Restated Certificate of Incorporation
                    filed June 5, 1995                                       (4)

3.1b                Copy of Certificate of Amendment to
                    Restated Certificate of Incorporation
                    (As Amended June 10, 1997)                              (12)

3.1c                Copy of Certificate of Amendment of the
                    Certificate of Incorporation of The
                    WellCare Management Group, Inc. filed
                    June 20, 1999                                           (16)

3.1d                Copy of Certificate of Amendment to the
                    Certificate of Incorporation of The Wellcare
                    Management Group, Inc., filed October 11, 1999          (17)

3.2c                Copy of Registrant's Amended By-Laws
                    (As Amended June 10, 1997)                              (11)

10.2d               Copy of Voluntary Separation and
                    Release dated October 16, 1996,
                    between Registrant and Edward A. Ullmann*                (8)

10.2e               Copy of letter agreement, from Robert L. Plotz
                    dated June 7, 1999, whereby Registrant cancels
                    Promissory Note issued by Edward A. Ullman              (16)

10.14               Form of Medicaid Contract between
                    WellCare of New York, Inc. ("WCNY")and
                    various counties of the New York State
                    Department of Social Services                            (1)

10.16a              Copy of Reinsurance Agreement, effective
                    November 1, 1993, between Registrant and
                    Preferred Life Insurance Company of New York             (3)

10.16b              Copy of Reinsurance Agreement Renewal
                    between Preferred Life Insurance Company of
                    New York and WCNY for Commercial and Point
                    of Service Enrollees, effective November 1, 1996        (15)

10.16c              Copy of Reinsurance Agreement Renewal between
                    Preferred Life Insurance Company of New York and
                    WCNY - Medicaid                                         (15)

10.16d              Copy of Reinsurance Agreement Renewal between
                    Preferred Life Insurance Company of New York
                    and WellCare of Connecticut, Inc. ("WCCT"),
                    effective November 1, 1996                              (15)

10.16e              Copy of Reinsurance Agreement Renewal between
                    Preferred Life Insurance Company of New York and
                    WCNY - Medicare, effective November 1, 1996             (15)

10.16f              Copy of Amendment to Reinsurance Agreement
                    Renewal between Preferred Life Insurance
                    Company of New York and WCNY for Commercial
                    and Point of Service Enrollees, effective
                    November 1, 1996 and Reinsurance Agreement
                    Renewal between Preferred Life Insurance
                    Company of New York and WCNY - Medicare,
                    effective November 1, 1996                              (15)

10.16g              Copy of Amendment to Reinsurance Agreement
                    Renewal between Preferred Life Insurance
                    Company of New York and WCNY - Medicaid                 (15)

10.16h              Copy of Amendment to Reinsurance Agreement
                    Renewal between Preferred Life Insurance
                    Company of New York and WCCT, effective
                    November 1, 1996                                        (15)

10.16i              Copy of Letter dated October 29, 1998
                    terminating coverage under Reinsurance
                    Agreement Renewal between Preferred Life
                    Insurance Company of New York and WCNY
                    for Commercial and Point of Service Enrollees
                    effective November 1, 1996, Reinsurance
                    Agreement Renewal between Preferred Life
                    Insurance Company of New York and WCNY -
                    Medicare effective November 1, 1996 and
                    Reinsurance Agreement Renewal between Preferred
                    Life Insurance Company of New York and WCNY -
                    Medicaid                                                (15)

10.16j              Copy of Letter dated October 29, 1998
                    terminating  coverage under Reinsurance Agreement
                    Renewal between Preferred Life Insurance Company
                    of New York and WCCT, effective November 1, 1996        (15)

10.16k Copy of Reinsurance Agreement between Reliastar Managing Underwriters, Inc. and Wellcare of New York, Inc.

10.16l Copy of Reinsurance Agreement between Reliastar Managing Underwriters, Inc. and Wellcare of
                    Connecticut, Inc.

10.22               Copy of Lease dated February 1, 1993, between
                    WCNY, as Tenant, and Huntington Associates, as
                    Landlord, relating to lease of office space in
                    Albany, New York                                         (1)

10.26a              Copy of Full Risk Capitation Agreement between
                    Hudson Valley Family Health, P.C. and WCNY
                    dated October 1, 1995                                    (6)

10.27a              Copy of Full Risk Capitation Agreement between
                    Valley Medical Services, P.C. and WCNY dated
                    October 1, 1995                                          (6)

10.27b              Copy of Letter of Understanding between WCNY
                    and the contracted Alliances (Valley Medical
                    Services, P.C. and Hudson Valley Family
                    Medical Health, P.C.)dated September 23, 1996            (9)

10.27c              Copy of Letter of Intent between Registrant,
                    WCNY, Primergy, Inc., Valley Medical Services,
                    P.C., and Hudson Valley Family Health, P.C.
                    dated January 7,1997                                     (9)

10.33b              Copy of Employment and Consulting Agreement
                    dated March 3, 1997, between Registrant and
                    Marystephanie Corsones*                                  (9)

10.37               Copy of Lease Agreement dated October 14, 1994,
                    between Richard Bulger and WellCare Development,
                    Inc.("WCD")                                              (3)

10.38               Copy of Management Agreement dated July 1,
                    1994, between Registrant and its Wholly-Owned
                    Subsidiary, WCCT                                         (3)

10.40               Copy of Note Purchase Agreement by and
                    between Registrant and The 1818 Fund II, L.P.            (5)

10.40a              Copy of Letter Agreement dated February 28,
                    1997, between Registrant and The 1818 Fund II, L.P.      (9)

10.40b              Copy of Letter Agreement dated January 14, 1998
                    between Registrant and The 1818 Fund II, L.P.           (12)

10.40c              Copy of Amended and Restated 8% Subordinated
                    Convertible Note, between Registrant and The
                    1818 Fund II, L.P.                                      (14)

10.41               Copy of 6% Subordinated Convertible Note
                    Due December 31, 2002, between Registrant
                    and The 1818 Fund II, L.P.                               (5)

10.41a              Copy of Exchange Agreement between the Registrant
                    and The 1818 Fund II, L.P.                              (16)

10.42               Copy of Registration Rights Agreement between
                    Registrant and The 1818 Fund II, L.P.                    (5)

10.43               Copy of Asset Purchase Agreement between
                    WellCare Medical Management, Inc. ("WCMM")and
                    Primergy, Inc. dated June 30, 1995                       (6)

10.44               Copy of Bill of Sale between WCMM and
                    Primergy, Inc. dated June 30, 1995                       (6)

10.45               Copy of Promissory Note in the amount of
                    $5,130,000 between WCMM Inc. and
                    Primergy, Inc. dated June 30, 1995                       (6)

10.45a              Copy of Forbearance Agreement on the terms and
                    conditions of a Promissory Note in the amount
                    of $5,130,000 between Registrant and Primergy,
                    Inc. dated February 26, 1997                             (9)

10.46               Copy of Note Agreement between WCMM and
                    Primergy, Inc. dated June 30, 1995                       (6)

10.49               Copy of Quota Share Reinsurance Agreement
                    between Registrant and Allianz Life Insurance
                    Company of North America dated September 1, 1995         (6)

10.49a              Copy of Amendment to Quota Share Reinsurance
                    Agreement between Registrant and Allianz Life
                    Insurance Company of North America dated
                    March 20, 1998                                          (13)

10.50               Copy of Employment Contract dated May 29, 1996,
                    and Stock Option Agreements between Registrant
                    and Douglas A. Hayward*                                  (7)

10.50a              Copy of Voluntary Separation Agreement and
                    Release Between Douglas A. Hayward and the
                    Registrant*                                             (12)

10.51               Copy of Employment Contract dated June 1, 1996,
                    and Stock Option Agreements between Registrant
                    and John E. Ott, M.D.*                                   (7)

10.51a              Copy of Amendment to Employment Agreement
                    dated June 1, 1998, between Registrant and
                    John E. Ott, M.D.*                                      (14)

10.51b              Copy of Voluntary Separation Agreement and
                    Release effective June 11, 1999, between
                    Registrant and John E. Ott, M.D.*                       (16)

10.52               Copy of Employment Agreement dated September 1,
                    1996, between Registrant and Joseph R. Papa*             (8)

10.52a              Copy of Consulting Agreement dated
                    January 15, 1999, between Registrant and
                    Joseph R. Papa Associates                               (16)

10.53               Copy of Registrant's 1996 Non-Incentive
                    Executive Stock Option Plan*                             (9)

10.54               Copy of Stock Option Agreement dated
                    December 23, 1996, between Registrant
                    and Robert W. Morey, Jr.*                                (9)

10.54a              Copy of Amendment dated December 19, 1997,
                    to Stock Option Agreement between Registrant
                    and Robert W. Morey, Jr. for options
                    to purchase 450,000 shares of common stock*             (12)

10.55               Copy of Promissory Note in the amount of
                    $2,099,083 between Primergy, Inc. and
                    Registrant dated February 19, 1997                       (9)

10.56               Copy of Loan and Security Agreement made
                    by Primergy, Inc. in favor of Registrant
                    and WCMM dated as of February 19, 1997                   (9)

10.58               Copy of Lease Agreement dated July 1, 1996,
                    between Candid Associates, as Lessor, and
                    WCD, as Lessee, relating to lease of office
                    space in North Haven, Connecticut                        (9)

10.59               Copy of Loan and Security Agreement dated
                    April 1, 1997 between Catskill Medical
                    Associates, P.C., WCNY and Registrant                   (10)

10.60               Copy of Letter of Understanding dated
                    June 30, 1997 between Primergy, Inc. and
                    Registrant                                              (10)

10.61               Copy of Memorandum dated July 23, 1997
                    between Primergy, Inc. and Registrant                   (10)

10.62               Amendment to Stock Option Agreement
                    between Robert W. Morey, Jr. and Registrant
                    for options to purchase 150,000 share of
                    Common Stock*                                           (12)

10.63               Copy of an Agreement of Lease between Reckson
                    Operating Partnership, LP and WCD for the
                    Tarrytown office                                        (12)

10.63a              Copy of Surrender and Acceptance of Lease
                    dated May 11, 1999, between Registrant and
                    Reckson Operating Partnership, L.P.                     (16)

10.64               Copy of Severance Agreement dated April 3, 1998
                    between Registrant and Jack Sizer, M.D.                 (14)

10.65               Copy of IPA Service Agreement dated April 21,
                    1998, between WCNY and Columbia-Greene Health Care
                    Alliance IPA, Inc.                                      (14)

10.66               Copy of IPA Service Agreement dated April 21,
                    1998, between WCNY and Dutchess Health Care
                    Alliance IPA, Inc.                                      (14)

10.67               Copy of IPA Service Agreement dated April 21,
                    1998, between WCNY and Orange-Sullivan Health
                    Care Alliance IPA, Inc.                                 (14)

10.68               Copy of IPA Service Agreement dated April 21,
                    1998, between WCNY and Ulster Health Care Alliance
                    IPA, Inc.                                               (14)

10.69               Copy of Employment Agreement dated January 29,
                    1997, between Registrant and Mary Lee Campbell-
                    Wisley*                                                 (16)

10.69a              Copy of Amendment to Employment Agreement dated
                    February 16, 1999, between Registrant and Mary Lee
                    Campbell-Wisley*                                        (16)

10.70               Copy of Employment Agreement dated November 5,
                    1997, between Registrant and Thomas A. Curtin*          (16)

10.71               Copy of Employment Agreement dated November 17,
                    1998, between Registrant and Adele B. Reiter, Esq.*     (16)

10.72               Copy of Employment Agreement dated December 1, 1998
                    between Registrant and Alan Bernstein, M.D.*            (16)

10.73               Copy of Employment Agreement dated December 1,
                    1998 between Registrant and Craig S. Dupont*            (16)

10.73a              Copy of Amendment to Employment Agreement dated
                    February 11, 1999, between Registrant and
                    Craig S. Dupont*                                        (16)

10.74               Copy of Letter of Settlement dated June 9, 1999
                    between KeyBank National Association and KeyCorp.
                    Leasing Ltd., Registrant, WCNY, WCD and GHI HMO
                    Select Inc.                                             (16)

10.76               Copy of Stock Purchase Agreement dated May 19, 1999
                    between Registrant and Kiran C. Patel, M.D.             (16)

10.76a              Copy of Amendment to Stock Purchase Agreement
                    dated May 19, 1999 between Registrant and
                    Kiran C. Patel, M.D.                                    (16)

10.77               Form of Hospital Settlement Agreement between
                    Registrant, WCNY, Kiran C. Patel, M.D. HealthCare Association of New York State, Northern Metropolitan Hospital Association and the member hospital of HANYS
                    and/or Normet                                           (16)

10.78               Form of Physician Settlement Agreement between
                    Registrant, WCNY, Kiran C. Patel, M.D., and the
                    Provider or Provider Group                              (16)

10.79               Form of May 27, 1999 letter to Class A Shareholders
                    of Registrant                                           (16)

10.79a              Copy of Voting Agreement dated June 9, 1999 between
                    Kiran C. Patel, M.D., and Robert W. Morey               (16)

10.79b              Copy of Irrevocable Proxy dated June 9, 1999 between
                    Kiran C. Patel, M.D., and Robert W. Morey               (16)

10.80               Copy of Asset Purchase Agreement dated May 20, 1999
                    between WCNY and Group Health Incorporated              (16)

10.81               Copy of Escrow and Security Agreement dated June 11,
                    1999 by Registrant, WCNY, Garfunkel, Wild & Travis,
                    P.C., Healthcare Association of New York State and
                    Northern Metropolitan Hospital Association, The
                    Medical Society of the State of New York and United
                    States Trust Company of New York                        (16)

10.82               Copy of Management Agreement dated June 11, 1999
                    between Comprehensive Health Management, Inc. and
                    WellCare of New York, Inc.                              (16)

10.83               Copy of Management Agreement dated June 11, 1999
                    between Comprehensive Health Management, Inc. and
                    WellCare of Connecticut, Inc.                           (16)

10.84               Copy of the Agreement dated July 30, 1999 between
                    Primergy, Inc., Promedco of the Hudson Valley, Inc., Promedco Management Company and Wellcare of New
                    York, Inc. and The Wellcare Management Group, Inc.      (17)

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

(16) Incorporated by reference to the same exhibit in Registrant's Report on Form 10-K for the year ended December 31, 1998.

(17) Incorporated by reference to the same exhibit in Registrant's Report on Form 10-Q for the period ended September 30, 1999.

* Denotes Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.