Form 10-Q
period 2000-03-31
WELLCARE MANAGEMENT GROUP INC
filed 2000-07-31
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was requiring to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES[ ] NO [X]


The number of Registrant's shares outstanding on March 31, 2000 was 38,697,940 shares of common stock, $.01 per value, and 313,555 shares of Class A common stock, $.01 par value.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets at
            March 31, 2000  (Unaudited)and December 31, 1999 ................  3

          Condensed Consolidated Statements of Operations
            (Unaudited)for the Three Months Ended March 31, 2000
            and March 31, 1999 ..............................................  5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months Ended March 31, 2000 and 1999 ..............  6

          Condensed Consolidated Statement of Shareholders' Equity
            (unaudited)for the Three Months Ended March 31, 2000 ............  8

          Notes to Condensed Consolidated Financial Statements ..............  9

Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................... 13

PART II - OTHER INFORMATION

Item 1    Legal Proceedings ................................................. 15

Item 2    Changes in Securities ............................................. 16

Item 3    Submission of Matters to a
            Vote of Security Holders ........................................ 17

Item 4    Other Information ................................................. 17

Item 5    Exhibits and Reports on Form 8-K .................................. 17

Signatures .................................................................. 18

Index to Exhibits ........................................................... 19

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                             MARCH 31,              DECEMBER 31,
                                                2000                   1999
                                            -------------          ------------
                                             (unaudited)
ASSETS
CURRENT ASSETS:
     Cash                                    $   6,425               $  7,235
     Short-term investments                          6                      5
     Accounts receivable (net of allowance
      for doubtful accounts of $933 in
      2000 and $434 in 1999)                     4,629                  4,385
     Advances to participating providers           657                    586
     Other receivables (net of allowances
      for doubtful accounts of $500 in
      2000 and $500 in 1999)                     2,181                  2,414
     Taxes receivable                              284                    284
     Prepaid expenses and other
       current assets                            1,025                    782
                                             ---------               --------
TOTAL CURRENT ASSETS                            15,207                 15,691
                                             ---------               --------

PROPERTY AND EQUIPMENT (net of
  accumulated depreciation and
  amortization of $4,731 in 2000
  and $4,304 in 1999)                              620                    756

OTHER ASSETS:
    Restricted cash                              3,773                  3,773
    Other non-current assets (net of
      allowance for doubtful accounts
      of $1,376 in 2000 and $1,376 in 1999)         85                    103
                                             ---------               --------

TOTAL                                        $  19,685               $ 20,323
                                             =========               ========

                                             MARCH 31,              DECEMBER 31,
                                                2000                   1999
                                            -------------          ------------
                                             (unaudited)

LIABILITIES AND SHAREHOLDERS'
    EQUITY/(DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
    Current portion of long-term debt        $     850               $    850
    Medical costs payable                       16,962                 18,280
    Accounts payable                               570                    359
    Accrued expenses and other                   1,415                  1,384
    Unearned income                              2,221                  2,258
                                             ---------               --------
TOTAL CURRENT LIABILITIES                       22,018                 23,131
                                             ---------               --------
LONG-TERM LIABILITIES:
    Long-term debt and other                        --                     --
                                             ---------               --------
TOTAL LIABILITIES                               22,018                 23,131
                                             ---------               --------
COMMITMENTS AND CONTINGENCIES
 (DEFICIENCY IN ASSETS)/SHAREHOLDERS'
    EQUITY
    Class A common stock
      ($.01 par value; 1,109,292 shares
      authorized, 313,555 shares issued
      and outstanding in 2000 and 1999,
      respectively)                                  3                      3
    Common stock ($.01 par value;
      75,000,000 shares authorized,
      38,697,940 and 38,697,940 shares
      issued in 2000 and 1999, respectively)       386                    386
    Additional paid-in capital                  54,585                 54,585
    Accumulated deficit                        (61,218)               (61,693)
    Accumulated other comprehensive income           1                      1
    Statutory reserve                            4,112                  4,112
                                             ---------               --------
                                                (2,131)                (2,606)
                                             ---------               --------
 	Treasury stock (at cost; 12,850 shares
        of common stock in 2000 and 1999)         (202)                  (202)
                                             ---------               --------
TOTAL DEFICIENCY/
  SHAREHOLDERS' EQUITY                          (2,333)                (2,808)
                                             ---------               --------
TOTAL                                        $  19,685               $ 20,323
                                             =========               ========

     See accompanying notes to condensed consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                     2000           1999
                                                   --------       --------
REVENUE:
    Premiums earned                                 $18,675       $ 34,108
    Interest income                                      90            279
    Other income - net                                   36             25
                                                   --------       --------
TOTAL REVENUE                                        18,801         34,412
                                                   --------       --------
EXPENSES:
    Medical expenses                                 15,825         29,094
    General and administrative
      expenses                                        2,718          7,523
    Depreciation and amortization
      expense                                           156            389
    Interest expense                                    --             420
                                                   --------       --------
TOTAL EXPENSES                                       18,699         37,426
                                                   --------       --------
INCOME(LOSS) BEFORE INCOME TAXES
 & EXTRAORDINARY BENEFITS                               102         (3,014)

INCOME TAX BENEFIT                                      (41)            --
                                                   --------       --------
Net Income loss) before extraordinary
 item                                                   143         (3,014)

Extraordinary gain, net of tax of 41                    332             --
                                                   --------       --------

NET INCOME (LOSS)                                  $    475       $ (3,014)
                                                   ========       ========
INCOME (LOSS) PER SHARE -
BEFORE EXTRAORDINARY BENEFITS -
BASIC AND DILUTED                                  $   0.00       $  (0.40)
                                                   ========       ========
EXTRAORDINARY GAIN -
BASIC AND DILUTED                                  $   0.01            --
                                                   ========       ========
INCOME (LOSS) PER SHARE-BASIC
    AND DILUTED                                    $   0.01       $  (0.40)
                                                   ========       ========

Weighted average shares of
    Common Stock and common stock
    equivalents outstanding                          39,011          7,549
                                                   ========       ========

     See accompanying notes to condensed consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                     2000           1999
                                                   --------       --------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss)                                  $    475       $ (3,014)
Adjustments to reconcile net
  loss to net cash (used)
  by operating activities -
    Depreciation and amortization                       156            389
    Extraordinary gain on claim settlements            (373)            --
Changes in assets and liabilities:
  (Increase)/decrease in accounts
    receivable, net                                    (244)          (868)
    Increase/(decrease)in medical cost pay             (946)         4,964
    (Increase)/decrease in other receivables            233           (308)
    Increase/(decrease)in accounts payable,
      accrued expenses and other
      current liabilities                               242            527
    (Increase)/decrease in prepaid
      expenses and other                               (243)          (127)
    (Decrease)/increase in unearned income              (37)        (1,734)
    (Increase)/decrease in advances to
      participating providers                           (71)          (792)
    Other - net                                          18              7
                                                   --------       --------
NET CASH USED IN OPERATING
  ACTIVITIES                                           (790)          (956)
                                                   --------       --------

CASH FLOWS FROM INVESTING
  ACTIVITIES-
  Purchase of Property &
    Equipment, Net                                      (20)           (76)
                                                   --------       --------
NET CASH USED IN INVESTING
    ACTIVITIES                                          (20)           (76)
                                                   --------       --------

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                     2000           1999
                                                   --------       --------
CASH FLOW FROM FINANCING
  ACTIVITIES-
Repayment of notes payable and
  long-term debt and interest                           ( 0)          (260)
                                                   --------       --------
NET CASH USED IN
  FINANCING ACTIVITIES                                  ( 0)          (260)
                                                   --------       --------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                     (810)        (1,292)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                 7,235          6,393
                                                   --------       --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                    $  6,425       $  5,101
                                                   ========       ========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Income taxes paid                              $     --       $     --
    Interest paid                                        --            100


     See accompanying notes to condensed consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             CONDENSED ONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (in thousands)
                                   (unaudited)

                               Class A                  Additional
                               Common       Common        Paid-In        (Accumulated     Statutory
                               Stock        Stock         Capital          Deficit)        Reserve
                                            --------      -------          ------          -------
BALANCE,
DECEMBER 31, 1999              $   3        $  386        $54,585          $(61,693)       $ 4,112

Net Income (unaudited)                                                       $  475
---------------------------------------------------------------------------------------------------
BALANCE,
MARCH 31, 2000                     3        $  386        $54,585          $(61,218)       $ 4,112
  (unaudited)



                               Accumulated
                                  Other                            Total
                               Comprehensive      Treasury      (Deficiency)
                               Income/(loss)        Stock
                               -------------      --------       ----------

BALANCE,
DECEMBER 31, 1999              $    1             $   (202)      $ (2,808)

Net Income (unaudited)                                                475

--------------------------------------------------------------------------------

BALANCE,
MARCH 31, 2000                 $    1             $   (202)      $ (2,333)
  (unaudited)


     See accompanying notes to condensed consolidated financial statements.

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in The WellCare Management Group, Inc.'s ("WellCare" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1999, which have been audited by BDO Seidman, LLP, independent auditors, as indicated in their report therein. The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern (refer to the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Notes 1n and 21 therein and Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended March 31, 2000). In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at March 31, 2000, and the results of operations and cash flows for the interim period presented. Operating results for the interim period may not necessarily be indicative of results that may be expected for the year ending December 31, 2000.

2.   MANAGEMENT AGREEMENTS

WellCare of New York, Inc. ("WCNY") and WellCare of Connecticut, Inc. ("WCCT") have entered into management agreements with Comprehensive Health Management, Inc. ("Comprehensive") an affiliate of Dr. Patel (majority shareholder of "WellCare"), to manage their HMO operations. The management agreements with Comprehensive are for a term of five (5) years, effective June 1, 1999 for WCNY and October 1, 1999 for WCCT. The management fee to each HMO ranges from 7.5% of the premium revenue when there are more than 80,000 members, to 9.5% of the premium revenues when there are less than 40,000 members. Comprehensive covers services for claims processing, customer service, utilization review, data processing/MIS (including Y2K compliance expenses and costs), Credentialing, communication, provider relations, and day to day accounting. Comprehensive provides financial reports to the HMOs and the appropriate regulatory agencies. The fee does not cover other costs, such as certain marketing functions, legal costs, extraordinary accounting and audit costs, D & O and E & O
Insurance Expenses,and any extraordinary costs. In March 2000 the management agreements were being reviewed to determine if the management agreements require management fee adjustments to reflect revised estimated covered expenses. As a subsequent event, the Board approved a 2% management fee increase effective June 1, 2000.

3.   PROVIDER SETTLEMENT

Various hospitals, physicians and other health care providers have entered into settlement agreements to settle claims for services provided to WCNY HMO members through May 1, 1999. The settlement agreements stipulated that the various hospitals, physicians and other health care providers accept a payment of 30% of the balance owed by the Company to the provider in the year of settlement, plus 5% of the balance owed by the Company, payable on February 1 of the three years subsequent to the year of settlement, if they continue to be participating providers. The Company had compiled the listing of remaining participating providers and the first of the three 5% installments was paid to each participating provider in February 2000. Each provider who has chosen to not be a continuing provider, has forfeited the 5% annual installment payments due to them had they remained a provider. The Company has recognized an extraordinary benefit of approximately $373 thousand to recognize the revenue applicable to not making future provider payments to the non-continuing providers.

4.   PREMIUM REVENUE

Effective January 1, 1999, WCNY did not renew its Medicare Risk contracts in four counties in New York. The Medicare enrollment in these counties was approximately 4,000. Effective June 1, 1999, WCNY sold certain assets associated with commercial business, including approximately 25,000 members

5.   MEDICAL COSTS PAYABLE AND MEDICAL EXPENSES

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

b. Medical Costs had continued to rise at a higher rate than expected throughout 1999 and through the quarter ended March 31, 2000. Factors which have contributed to cost increases include increase in the areas of utilization, provider contract rates and non-contracted provider charges. Additional factors include enactment of adverse legislation and regulation, applicable health practice and medical terminology changes and other unexpected increased cost factors. The company believes its premium increases, capitation arrangements and other cost control measures mitigate, but do not wholly offset, the effects of medical cost inflation on its operations. However, the inability to increase premiums could negatively impact the Company's future earning capabilities.

6.   INCOME TAXES

The company has reported continuing operating losses in 1996, 1997, 1998, 1999 and income in the first quarter of 2000. The ability to realize the tax benefits and tax expense associated with these losses and income, respectively, is dependent upon the Company's ability to generate future taxable income from operations and/or to effectuate successful tax planning strategies. Although management believes that profitable operations will ultimately be achieved, the Company has provided a 100% valuation allowance with respect to the additional 1999 tax assets resulting from the net operating carry forward in view of their size and length of the expected recoupment period. The maximum utilization period for the NOL's are fifteen (15) and five (5) years for New York and Connecticut, respectively. There can be no assurance however that the company will be able to realize the tax benefit associated with the past losses. Also, the Internal Revenue Service regulations limits the use of NOL benefits when there is more than 50% of change in ownership.

7.   STATUTORY REQUIREMENTS

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At March 31, 1999, WellCare had cash reserves of $3.8 million and a contingent reserve of $4.1 million. In the event the contingent reserves exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained. Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve.

At December 31, 1999 WCNY had a statutory net worth of approximately $0.7 million, which at end of the current quarter stands at $0.6 million. Failure to come into compliance with the reserve requirement could cause NYSID to take action which could include restriction or revocation of WCNY's license. Management has had ongoing discussions and meetings with NYSID regarding WCNY's operating results and compliance with various statutory requirements and has updated NYSID of the Company's plans to obtain additional funds. WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that WCCT maintain a minimum statutory reserve of $1 million. In addition, there is a Risk Based Capital(RBC)requirement which requires reserve in the amount of $2.3 million. WCCT is not in compliance with the RBC requirements.

Management has been meeting with the Connecticut Department of Insurance regarding the statutory net worth deficiency to develop a mutually agreeable plan to bring WCCT into compliance with its statutory net worth requirement. WCCT's statutory net worth is approximately $1.0 million at March 31, 2000.

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

In April 2000, WCNY voluntarily ceased marketing and enrollment of its Medicaid and Child Health Plus products. ...Management made the decision to temporarily cease the marketing and enrollment in the Child Health Plus and Healthy Choice Products to allow WCNY to fully evaluate the current operations and implement a business strategy that will assure WCNY Medicaid members of a high level of quality service and care. WCNY plans on re-marketing the Child Health Plus and Healthy Choice products within the ninety day period thereafter.

8.   COMMITMENTS AND CONTINGENCIES

a. WCNY has entered into various contractual arrangements with a majority of its primary care physicians and specialists through contracts with regional health care delivery networks. These agreements call for capitating IPAs comprised of specialists and primary care physicians. Under the agreements, the Company pays IPAs for medical services provided by primary care physicians and specialists. IPAs in turn reimburse those providers for the services that are provided by each physician. In the event the IPAs default on their financial obligations, WCNY could be ultimately liable for reimbursing the medical providers.

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

In July 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidating complaint (the "Complaint") was served in August 1996. The Complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. In October 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered in April 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants. Because the Order did not specifically address the Company's motion to dismiss, in May 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defense to the Complaint. In September 1997, the plaintiffs' class was certified and the parties thereafter commenced the discovery process of the litigation. The actions were dismissed pursuant to a court-approved settlement agreement. The time for appealing the approval order has not elapsed as of March 31, 2000.

In May 1999, the Company entered into a settlement agreement for $2.5 million, all of which is being funded by the insurance carrier which provided coverage to the individual defendants. The settlement agreement was approved by the Federal Court during the first quarter of 2000. The Company expects to recoup from the insurance carrier a portion of the expenses related to fees it paid to the attorneys representing the individual defendants, less the Company's insurance deductible. However, a receivable has not been accrued because the recovery amount was not determinable at March 31, 2000.

c. Other - The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of management, the amount of loss, if any, that might be sustained, either individually or collectively, from these actions would not have a material effect on the Company's consolidated financial statements.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in the quarterly report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 1999 financial statements states that "the Company's recurring losses from operations, working capital deficit, capital deficiency and failure to maintain 100% of the contingent reserve requirement for the New York State and Connecticut Departments of Insurance at December 31, 1999 raise substantial doubt about its ability to continue as a going concern."

Certain statements in this Form 10-Q are forward-looking statements within the meaning of the securities laws and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors, including but not limited to the following: the Company's ability to continue as a going concern; the inability to meet HMO statutory net worth requirement for WCNY or WCCT; the absence of a commercial line of business in WCNY for at least one year; that increased regulation will increase health care expenses; that increased competition in the Company's markets or change in product mix will unexpectedly reduce premium revenue; that the Company will not be successful in increasing membership growth; that there may be adverse changes in Medicare and Medicaid premium rates set by federal and state governmental agencies; that health care cost in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, change in physician practices, and new technologies; that the Company will be unable to successfully expand its operations into New York City, Westchester County and the States of Connecticut; and that major health care providers will be unable to maintain their operations and reduce or eliminate their accumulated deficits.

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

OVERVEIW:

For the three months ended March 31, 2000, the Company generated net income of approximately $475 thousand compared to a net loss of approximately $3.0 million for the comparable 1999 period.

REVENUES:

Premiums earned in the first quarter of 2000 decreased by 45.2 %, or $ 15.43 million, to $18.7 million from $34.1 million in the first quarter of 1999. The decrease resulted primarily from sale of WCNY Commercial business to GHI effective June 1, 1999, WCNY not renewing its Medicare Risk contracts in four
(4) counties in New York, effective January 1, 1999 and voluntary cessation of marketing by WCNY and WCCT.

MEDICAL EXPENSES:

Medical expenses decreased as a percentage of premiums earned (the "medical loss ratio") from 85.30% in first three months of 1999 to 84.73% for the same period in 2000. Medical expenses and the medical loss ratio in 2000 are lower than 1999 because of a reduction in members in 2000, increased member enrollee rates in 2000 and Company wide efficiencies.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and Administrative (G&A) expenses decreased to $2.71 million in the first quarter of 2000 compared to $7.52 million in the same period last year and decreased as a percentage of total revenue (the "G&A ratio") to 14.5% in the first quarter of 2000 from 22.2% in the first quarter of 1999. The decrease in G&A expenses resulted primarily from a management agreement with Comprehensive Health Management, Inc. as described in Note 2 and a reduction in administrative costs associated with WCCT's administration.

LIQUIDITY AND FINANCIAL RESTRUCTURING:

At March 31, 2000, the Company had a working capital deficiency of $6.81 million, excluding the cash reserve of $3.7 million required by New York State which is classified as a non-current asset, compared to a working capital deficiency of $43.8 million at March 31, 1999, excluding the cash reserve of $5.3 million. The decrease in deficiency is attributable primarily to various financial restructuring transactions completed in June 1999. These transactions include: an equity investment of $5 million; sale of WCNY's commercial business for approximately $5 million; settlement of provider claims at amounts significantly lower than the estimated liability of approximately $30.5 million; renegotiations and settlement of approximately $5.4 million of mortgage debt; and the conversion of a $15 million note into senior convertible preferred stock of the Company. After the conclusion of these transactions, the Company's ongoing cash requirements has reduced because all long-term debt was retired, the Company no longer provides commercial health care coverage in New York, its space needs have been reduced substantially, and it has outsource administration functions to Comprehensive at a fixed percentage of premium revenues.

Legislation by New York State and Connecticut requires HMOs to pay undisputed claims within 45 days of date of receipt. In the first three months of 1999 WCNY and WCCT continued to pay claims later than required. The Company records as an expense the estimated interest it is required to pay, which management believes is not material to the Company's results of operations.

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. As mentioned in the note 7 the company is not in compliance with the cash reserve or statutory reserve requirements of the New York State Insurance Department.

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

QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities and minimally through its short-term investments. Although there is inherent risk for any investments and borrowings, the extent of this is not quantifiable or predictable because of the restructuring of the Company as a result of the June 1999 financial and operational restructuring transactions. The Company has not entered into additional borrowing activities for the three months ended March 31, 2000.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

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

On July 31, 1996 and October 3, 1996, the Securities and Exchange Commission issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996, and with subsequent requests for supplementation. It is management's understanding that the Securities and Exchange Commission investigation is continuing. The current management is unaware of any on-going investigation by the Securities and Exchange Commission.

The Company is involved in litigation and claims which are considered normal to the Company's business. In the opinion of management, the amount of loss, if any, that might be sustained, either individually or collectively, from these actions would not have a material effect on the Company's consolidated financial statements.

ITEM 2    CHANGES IN SECURITIES

During the annual shareholder's meeting held on September 30, 1999, the Company received shareholders' and Board of Directors approval to increase the number of authorized shares from twenty (20) million to seventy - five million (75). The Company's certificate of incorporation was duly amended to reflect the approved change in authorized shares of common stock.

Mandatory conversion of senior convertible preferred stock (series A) held by Dr. Patel and senior convertible preferred stock (series B) held by the Fund was immediately transacted. After giving effect in 1999 to the Class A common stock conversion and the mandatory conversion of the preferred series A and B stocks, there were 38,697,940 shares of common stock and 313,555 shares of Class A common stock outstanding. At this conversion Dr. Patel owned fifty - one (51%) percent of the aggregate number of shares outstanding in the combined classes. Dr. Patel transferred 4% of his shareholder ownership to other shareholders of the Company.

ITEM 3    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 4    OTHER INFORMATION

a.   Changes in Control

Not Applicable.

b.   Changes in Directors and Executive Officers

Effective April 1, 2000, Hitesh Adhia resigned as Acting Chief Financial Officer. Mr. Adhia will remain as consultant to the Company, effective April 1, 2000. Kenneth M. Rossman was appointed Chief Accounting Officer effective May 1, 2000.

ITEM 5    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

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



By:  /s/ Kenneth M. Rossman, CPA
     --------------------------------------------
     Kenneth M. Rossman, CPA.
     Chief Accounting Officer



By:  /s/ Pradip C. Patel
     --------------------------------------------
     Pradip C. Patel
     Director
     (Director)




By:  /s/ Dr. Mark Dean
     --------------------------------------------
     Dr. Mark Dean
     Director
         (Director)


Date:     July 31, 2000

                                INDEX TO EXHIBITS


All exhibits below are filed with this Quarterly Report of Form 10-Q:



EXHIBIT NUMBER
--------------


     27             Financial Data Schedule