Form 10-Q
period 2000-06-30
WELLCARE MANAGEMENT GROUP INC
filed 2000-08-15
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was requiring to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES[ ] NO [X]

The number of Registrant's shares outstanding on June 30, 2000 was 38,697,940 shares of common stock, $.01 par value, and 313,555 shares of Class A common stock, $.01 par value.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2000
           (Unaudited) and December 31, 1999                                   3

         Condensed Consolidated Statements of Operations (unaudited)
           for the Three Months and Six Months Ended June 30, 2000 and
           1999                                                                5

         Condensed Consolidated Statements of Cash Flows (unaudited)
           for the Six Months Ended June 30, 2000 and 1999                     6

         Condensed Consolidated Statement of Shareholders' Equity
           (unaudited)for the Six Months Ended June 30, 2000                   8

         Notes to Condensed Consolidated Financial Statements                  9

Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      13

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    15

Item 2   Changes in Securities                                                15

Item 3   Submission of Matters to a Vote of Security Holders                  17

Item 4   Other Information                                                    17

Item 5   Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    18

Index to Exhibits                                                             19

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                               JUNE 30,          DECEMBER 31,
                                                2000                1999
                                           -------------         ------------
                                             (unaudited)
ASSETS
CURRENT ASSETS:
    Cash                                      $   973              $ 7,235
    Short-term investments                          8                    5
    Accounts receivable (net of allowance
      for doubtful accounts of $933 in
      2000 and $434 in 1999)                    4,520                4,385
    Advances to participating providers           891                  586
    Other receivables (net of allowances
      for doubtful accounts of $500 in
      2000 and $500 in 1999)                    1,549                2,414
    Taxes receivable                              284                  284
    Prepaid expenses and other
    current assets                                478                  782
                                              -------              -------
TOTAL CURRENT ASSETS                            8,703               15,691
                                              -------              -------

PROPERTY AND EQUIPMENT (net of
  accumulated depreciation and
  amortization of $4,731 in 2000
  and $4,304 in 1999)                             750                  756

OTHER ASSETS:
    Restricted cash                             3,773                3,773
    Other non-current assets (net of
      allowance for doubtful accounts
      of $1,376 in 2000 and $1,376 in 1999         85                  103
                                              -------              -------
     TOTAL                                    $13,311              $20,323
                                              =======              =======

                                               JUNE 30,          DECEMBER 31,
                                                2000                1999
                                           -------------         ------------
                                             (unaudited)
LIABILITIES AND SHAREHOLDERS'
    EQUITY/(DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
    Current portion of long-term debt         $   850              $   850
    Medical costs payable                      11,115               18,280
    Accounts payable                              288                  359
    Accrued expenses and other                    512                1,384
    Unearned income                             2,310                2,258
                                              -------              -------
TOTAL CURRENT LIABILITIES                      15,075               23,131
                                              -------              -------

LONG-TERM LIABILITIES:                           --                   --
                                              -------              -------

TOTAL LIABILITIES                              15,075               23,131
                                              -------              -------

COMMITMENTS AND CONTINGENCIES
 CAPITAL DEFICIENCY
    Class A common stock ($.01 par value;
      1,109,292 shares authorized,
      313,555 shares issued and
      outstanding in 2000 and  1999,
      respectively)                                 3                    3
    Common stock ($.01 par value; 75,000,000
      shares authorized, 38,697,940 and
      38,697,940 shares issued in 2000 and
      1999, respectively)                         386                  386
    Additional paid-in capital                 54,590               54,585
    Accumulated deficit                       (60,655)             (61,693)
    Accumulated other comprehensive income          2                    1
    Statutory reserve                           4,112                4,112
                                              -------              -------
                                               (1,562)              (2,606)
                                              -------              -------
    Treasury stock (at cost; 12,850 shares
      of common stock in 2000 and 1999)          (202)                (202)
                                              -------              -------

TOTAL CAPITAL DEFICIENCY                       (1,764)              (2,808)
                                              -------              -------
TOTAL                                         $13,311              $20,323
                                              =======              =======

     See accompanying notes to condensed consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30                      JUNE 30
                                                      -------------------           ------------------
                                                     2000           1999             2000           1999
                                                   --------       --------          -------   --------
REVENUE:
    Premiums earned                                $ 17,525       $ 31,063          $36,200        $65,171
    Interest income                                     106            224              196            503
    Other income - net                                1,870             86            1,906            111
                                                   --------       --------          -------        -------
TOTAL REVENUE                                        19,501         31,373           38,302         65,785
                                                   --------       --------          -------        -------
EXPENSES:
    Medical expenses                                 15,686         31,705           31,512         60,799
    General and administrative
      expenses                                        2,936          8,053            5,653         15,576
    Depreciation and amortization
      expense                                           280            253              436            642
    Interest expense                                     36            210               36            630
                                                   --------       --------           ------        -------
TOTAL EXPENSES                                       18,938         40,221           37,637         77,647
                                                   --------       --------           ------        -------
INCOME(LOSS) BEFORE INCOME TAXES
 & EXTRAORDINARY GAIN                                   563         (8,848)             665        (11,862)

INCOME TAX BENEFIT                                       --         (1,055)             (41)        (1,055)
                                                   --------       --------          -------        -------
Net Income(loss) before extraordinary
 item                                                   563         (7,793)             706        (10,807)
Extraordinary gain, net of tax
  of $0 and 1055 for the three months ended
  June 30, 2000 and 1999, respectively and
  $41 and $1,055 for the six months ended
  June 30, 2000 and 1999, respectively.                  --          7,905              332          7,905
                                                   --------       --------          -------        -------
NET INCOME (LOSS)                                  $    563       $    112          $ 1,038        $(2,902)
                                                   ========       ========          =======        =======

Preferred Stock Deemed Dividend                          --         (3,043)              --         (3,043)

                                                   --------       --------          -------        -------
NET INCOME (LOSS) AVAILABLE TO COMMOM
  SHAREHOLDERS                                     $    563        $(2,931)         $ 1,038        $(5,945)
                                                   ========       ========          =======        =======
INCOME (LOSS) AVAILABLE TO COMMOM
  SHAREHOLDERS PER SHARE -BEFORE INCOME TAXES &
  EXTRAORDINARY GAIN-BASIC AND DILUTED             $   0.01       $  (1.44)         $  0.02        $ (0.91)
                                                   ========       ========          =======        =======
EXTRAORDINARY GAIN-BASIC AND
  DILUTED                                          $    --        $   1.05          $  0.01        $  0.52
                                                   ========       ========          =======        =======
INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
  PER SHARE - BASIC AND DILUTED                    $   0.01       $  (0.39)          $  0.03        $(0.39)
                                                   ========       ========          =======        =======
Weighted average shares of
    common stock outstanding                         39,011          7,562           39,011         15,124
                                                   ========       ========          =======        =======

     See accompanying notes to condensed consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                SIX MONTHS ENDED JUNE 30,
                                               ---------------------------
                                                   2000          1999
                                                   ----           ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss)                                 $  1,038       $ (2,902)
Adjustments to reconcile net
 loss to net cash (used)
  by operating activities -
      Depreciation and amortization                    436            642
      Extraordinary gain on claim
       settlements                                    (373)        (8,960)
      Interest Expense Inducement                       --          3,046
Changes in assets and liabilities:
    (Increase)/decrease in accounts
      receivable, net                                 (135)            43
    Increase/(decrease)in medical cost payable      (6,792)        13,909
    (Increase)/decrease in other receivables           865           (444)
    (Decrease)in accounts payable, accrued
      expenses and other current liabilities          (943)          (641)
    Decrease in prepaid expenses and other             304            380
    (Decrease)/increase in unearned income              52         (2,888)
    (Increase)in advances to
      participating providers                         (305)          (646)
    Setup of Provider Pool Escrow                       --        (10,000)
    Due from GHI Membership Escrow                      --         (1,000)
    Other - net                                         18             --
                                                  --------       --------
NET CASH USED IN OPERATING
  ACTIVITIES                                        (5,835)        (9,461)
                                                  --------       --------
CASH FLOWS FROM INVESTING
  ACTIVITIES-

(Purchase)Disposal of property &
    equipment                                         (429)           583
 Change in WCNY Restricted Cash Requirement             --          2,394
 Proceed from Sale of Assets                            --          5,015
 Purchase of investments                                (3)            --
                                                  --------       --------
NET CASH USED IN INVESTING
    ACTIVITIES                                        (432)         7,992
                                                  --------       --------

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                SIX MONTHS ENDED JUNE 30,
                                               ---------------------------
                                                   2000          1999
                                                   ----           ----

CASH FLOW FROM FINANCING
  ACTIVITIES-

Issuance of Series A Preferred stock                    --          5,000

Contribution of additional paid in
    capital                                              5             --
                                                  --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                5          5,000
                                                  --------       --------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                  (6,262)         3,531

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                7,235          6,393
                                                  --------       --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                   $    973       $  9,924
                                                  ========       ========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Income taxes paid                             $     --       $     --
    Interest paid                                       --            100

     See accompanying notes to condensed consolidated financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CAPITAL DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (in thousands)
                                   (unaudited)

                               Class A                  Additional
                               Common       Common        Paid-In       (Accumulated      Statutory
                               Stock        Stock         Capital          Deficit)        Reserve
                               ------       -----         -------          -------         -------
BALANCE,
DECEMBER 31, 1999              $   3        $  386        $54,585          $(61,693)       $ 4,112

Cash Contribution                                               5

Net Income                                                                 $  1,038

BALANCE,
JUNE 30, 2000                      3        $  386        $54,590          $(60,655)       $ 4,112


                               Accumulated
                                  Other                         Total
                               Comprehensive      Treasury     Capital
                               Income/(Loss)       Stock      Deficiency
                               -------------       -----      ----------

BALANCE,
DECEMBER 31, 1999              $    1              $   (202)  $ (2,808)

Cash Contribution                                                    5

Other Comprehensive                 1                                1

Net Income                                                       1,038

BALANCE,
JUNE 30, 2000                  $    2              $   (202)  $ (1,764)


     See accompanying notes to condensed consolidated financial statements.

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in The WellCare Management Group, Inc.'s ("WellCare" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1999, which have been audited by BDO Seidman, LLP, independent auditors, as indicated in their report therein. The audit report includes an explanatory paragraph regarding certain conditions which raise substantial doubt about the Company's ability to continue as a going concern (refer to the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including Notes 1n and 21 therein and Management's Discussion and Analysis of Financial Condition and Results of Operations.) In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position at June 30, 2000, and the results of operations and cash flows for the interim period presented. Operating results for the interim period may not necessarily be indicative of results that may be expected for the year ending December 31, 2000.

2.       MANAGEMENT AGREEMENTS

WellCare of New York, Inc. ("WCNY") and WellCare of Connecticut, Inc. ("WCCT") have entered into management agreements with Comprehensive Health Management, Inc. ("Comprehensive") an affiliate of Dr. Patel (majority shareholder of "WellCare"), to manage their HMO operations. The management agreements with Comprehensive are for a term of five (5) years, effective June 1, 1999 for WCNY and October 1, 1999 for WCCT. The management fee to each HMO ranges from 7.5% of the premium revenue when there are more than 80,000 members, to 9.5% of the premium revenues when there are less than 40,000 members. Comprehensive covers services for claims processing, customer service, utilization review, data processing/MIS (including Y2K compliance expenses and costs), credentialing, communication, provider relations, and day to day accounting. Comprehensive provides financial reports to the HMOs and the appropriate regulatory agencies. The fee does not cover other costs, such as certain marketing functions, legal costs, extraordinary accounting and audit costs, D & O and E & O Insurance Expenses, and any extraordinary costs. In March 2000 the management agreements were reviewed to determine if the management agreements required management fee adjustments to reflect revised estimated covered expenses. The Board approved a 2% management fee increase effective June 1, 2000. Subsequently, the approved increase is under review to determine adequacy of the effective fee structure.

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

4.       PREMIUM REVENUE

Effective January 1, 1999, WCNY did not renew its Medicare Risk contracts in four counties in New York. The Medicare enrollment in these counties was approximately 4,000. Effective June 1, 1999, WCNY sold its certain assets associated with commercial business, including approximately 25,000 members.

5.       OTHER INCOME

Other income includes approximately $766,000 in recovery from D&O liability insurance policy and approximately $350,000 from the estimated reduction of demographic pool liability.

6.       MEDICAL COSTS PAYABLE AND MEDICAL EXPENSES

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

b. Medical Costs have continued to rise at a higher rate than expected throughout 1999 and through the quarter ended June 30, 2000. Factors which have contributed to cost increases include increase in the areas of utilization, provider contract rates and non-contracted provider charges. Additional factors include enactment of adverse legislation and regulation, applicable health practice and medical terminology changes and other unexpected increased cost factors. The company believes its premium increases, capitation arrangements and other cost control measures mitigate, but do not wholly offset, the effects of medical cost inflation on its operations. However, the inability to increase premiums could negatively impact the Company's future earning capabilities.

7.       INCOME TAXES

The company has reported continuing net losses in 1996, 1997, 1998, 1999 and net income in the first and second quarter of 2000. The ability to realize the tax benefits and tax expense associated with these losses and income, respectively, is dependent upon the Company's ability to generate future taxable income from operations and/or to effectuate successful tax planning strategies. Although management believes that profitable operations will ultimately be achieved, the Company has provided a 100% valuation allowance with respect to the deferred tax assets in view of their size and length of the expected recoupment period. The maximum utilization period for the NOL's are fifteen (15) and five (5) years for New York and Connecticut, respectively. There can be no assurance however that the Company will be able to realize the tax benefit associated with the past losses. Also, the Internal Revenue Service regulations limits the use of NOL benefits when there is more than 50% of change in ownership.

8.       STATUTORY REQUIREMENTS

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At June 30, 2000, WellCare had cash reserves of $3.8 million and a contingent reserve of $4.1 million. In the event the contingent reserves exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained. Notwithstanding the above, NYSID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve.

At December 31, 1999 WCNY had a statutory net worth of approximately $(.7) million, which at end of the current quarter stands at $.6 million. Failure to come into compliance with the reserve requirement could cause NYSID to take action which could include restriction or revocation of WCNY's license. Management has had ongoing discussions and meetings with NYSID regarding WCNY's operating results and compliance with various statutory requirements and has updated NYSID of the Company's plans to obtain additional funds. WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that WCCT maintain a minimum statutory reserve of $1 million. In addition, there is a Risk Based Capital (RBC) requirement which requires reserve in the amount of $2.3 million. WCCT is not in compliance with the RBC requirements.

Management has been meeting with the Connecticut department of Insurance regarding the statutory net worth deficiency to develop a mutually agreeable plan to bring WCCT into compliance with its statutory net worth requirement. WCCT's statutory net worth is approximately $.2 million at June 30, 2000.

In August 1999, WCNY voluntarily agreed to cease marketing and enrollment of its Medicare+Choice plan. A recent Health Care Financing Administration (HCFA) audit report indicated that WCNY's Medicare+Choice plan did not meet HCFA requirements in several areas including prompt payment provisions and effective and efficient administration of the HCFA contract. WCNY is required to submit to HCFA a corrective action plan that fully addresses all of the findings addressed in the report. WCNY will not resume marketing and enrollment until such time as HCFA notifies WCNY that its Medicare+Choice plan meets HCFA requirements. HCFA does reserve the right to impose civil monetary penalties on WCNY pursuant to HCFA's ongoing monitoring of WCNY's effort to regain compliance in the areas cited. No fines have been levied through the first six months of 2000.

In April 2000, WCNY voluntarily ceased marketing and enrollment of its Medicaid and Child Health Plus products. Management made the decision to temporarily cease the marketing and enrollment in the Child Health Plus and Healthy Choice Products to allow WCNY to fully evaluate the current operations and implement a business strategy that will assure WCNY Medicaid members of a high level of quality service and care. WCNY plans on re-marketing the Child Health Plus and Healthy Choice products within the ninety - day period thereafter.

9.       COMMITMENTS AND CONTINGENCIES

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

b. Between April and June 1996, the Company, its former President and Chief Executive Officer (Edward A. Ullmann), and its former Vice President of Finance and Chief Financial Officer (Marystephanie Corsones) were named as defendants in twelve (12) separate actions filed in Federal Court (the "Securities Litigations"). An additional three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendants' violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

In July 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidating complaint (the "Complaint") was served in August 1996. The Complaint did not name the three additional directors. The Company's auditor, however, was named as an additional defendant. In October 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered in April 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants. Because the Order did not specifically address the Company's motion to dismiss, in May 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defense to the Complaint. In September 1997, the plaintiffs' class was certified and the parties thereafter commenced the discovery process of the litigation. The actions were dismissed pursuant to a court-approved settlement agreement. The time for appealing the approval order has not elapsed as of June 30, 2000.

In May 1999, the Company entered into a settlement agreement for $2.5 million, all of which is being funded by the insurance carrier which provided coverage to the individual defendants. The settlement agreement is subject to Federal Court approval. The Company expects to recoup from the insurance carrier a portion of the expenses related to fees it paid to the attorneys representing the individual defendants, less the Company's insurance deductible. However, a receivable has not been accrued because the recovery amount was not determinable at June 30, 2000.

c. Other - The Company is involved in litigation regarding claims which are considered normal to the Company's business. In the opinion of management, the amount of loss, if any, that might be sustained, either individually or collectively, from these actions would not have a material effect on the Company's consolidated financial statements.

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

OVERVIEW:

For the three months ended June 30, 2000, we generated net income of approximately $563 thousand compared to a net income of approximately $112 thousand for the comparable 1999 period, which included an extraordinary gain of approximately $9.0 million. For the six - month period ended June 30, 2000 and 1999, the Company had net income of $1.038 million and net income of $2.902 million. For the six - month period ended June 30, 2000 and 1999, there were one time extraordinary gains of $373 thousand and approximately $9.0 million. Excluding these extraordinary benefits, the Company had a net income of $665 thousand for the period ending June 30, 2000 and a net loss of approximately $12.0 million for the period ending June 30, 1999.

REVENUES:

Premiums earned in the three months ended June 30, 2000 decreased by 43.56%, or $13.54 million, to $17.53 million from $31.06 million in the three months ended June 30, 1999.

Premiums earned in the six months ended June 30, 2000 decreased by 44.45 %, or $28.97 million, to $36.20 million from $65.17 million in the six months ended June 30,1999. The decrease in the periods ending June 30,2000 resulted primarily from sale of WCNY Commercial business to GHI effective June 1, 1999, WCNY not renewing its Medicare Risk contracts in four (4) counties in New York, effective January 1, 1999 and voluntary cessation of marketing by WCNY and WCCT.

OTHER INCOME:

For the three months and six month periods ended June 30, 2000, other income includes approximately $766,000 in recovery from D&O liability insurance policy and approximately $350,000 from the estimated reduction of demographic pool liability.

MEDICAL EXPENSES:

Medical expenses decreased as a percentage of premiums earned (the "medical loss ratio") from 102.07% in the three month period ending June 30,1999 to 89.51% for the same period in 2000. Medical expenses decreased as a percentage of premiums earned from 93.29% in the six month period ending June 30, 1999 to 87.05% for the same period in 2000. Medical expenses and the medical loss ratio for the three month period ending June 30, 2000 and six month period ending June 30, 2000 are lower than 1999 because of a reduction in members in 2000, increased member enrollee rates in 2000 and Company wide efficiencies.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative (G&A) expenses decreased to $2.93 million in the three month period ending June 30, 2000 compared to $8.05 million in the same period in 1999 and decreased as a percentage of total revenue (the "G&A ratio") to 15.05% in the three month period ending June 30,2000 from 25.67% in the same period in 1999.

General and administrative expenses decreased to $ 5.65 million in the six month period ending June 30, 2000 compared to $15.58 million in the same period in 1999 and decreased as a percentage of total revenue to 14.75% in the six month period ending June 30, 2000 from 23.68% in the same period in 1999. The decrease in G&A expenses in the three month period ending June 30, 2000 and the six month period ending June 30, 2000 resulted primarily from a management agreement with Comprehensive Health Management, Inc. as described in Note 2 of the financial statements and a reduction in administrative costs associated with WCCT's administration.

LIQUIDITY AND FINANCIAL RESTRUCTURING:

At June 30, 2000, the Company had a working capital deficiency of approximately $6.4 million, excluding the cash reserve of $3.7 million required by New York State which is classified as a non-current asset, compared to a working capital deficiency of $12.1 million at June 30, 1999, excluding the cash reserve of $2.9 million. The decrease in deficiency is attributable primarily to various financial restructuring transactions completed in June 1999. These transactions include: an equity investment of $5 million; sale of WCNY's commercial business for approximately $5 million; settlement of provider claims at amounts significantly lower than the estimated liability of approximately $30.5 million; renegotiations and settlement of approximately $5.4 million of mortgage debt; and the conversion of the $15 million Note into senior convertible preferred stock of the Company. After the conclusion of these transactions, the Company's ongoing cash requirements has reduced because all long-term debt was retired, the Company no longer provides commercial health care coverage in New York, its space needs have been reduced substantially, and it has 136 employees compared to 236 at June 30, 1999.

Net Cash used by operating activities was $5.8 million during the first half of 2000 as compared to $9.5 million for the first half of 1999. The cash used in operations in the first half of 2000 resulted primarily from payment of medical claims incurred in prior years.

Legislation by New York State and Connecticut requires HMOs to pay undisputed claims within 45 days of date of receipt. In the first six months months of 1999 WCNY and WCCT continued to pay claims later than required. The Company records as an expense the estimated interest it is required to pay, which management believes is not material to the Company's results of operations.

New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. As mentioned in
Note 7 of the financial statements, the Company is not in compliance with the cash reserve or statutory reserve requirements of the New York State Insurance Department.

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

QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities and minimally through its short-term investments. Although there is inherent risk for any investments and borrowings, the extent of this is not quantifiable or predictable because of the restructuring of the Company as a result of the June financial and operational restructuring transactions. The Company has not entered into additional borrowing activities for the six months ended June 30, 2000.

PART II  OTHER INFORMATION

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

Not Applicable

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



By:     /s/ Kenneth M. Rossman, CPA
        --------------------------------------------
        Kenneth M. Rossman, CPA.
        Chief Accounting Officer



By:      /s/ Pradip C. Patel
         --------------------------------------------
         Pradip C. Patel
         Director
         (Director)


By:      /s/ Rupesh R. Shah
         --------------------------------------------
         Rupesh R. Shah
         Director
         (Director)


By:      /s/ Dr. Mark Dean
         --------------------------------------------
         Dr. Mark Dean
         Director
         (Director)


Date:    August 14, 2000

                                INDEX TO EXHIBITS


All exhibits below are filed with this Quarterly Report of Form 10-Q:



EXHIBIT NUMBER
--------------

27            Financial Data Schedule