Form 10-Q
period 2000-09-30
WELLCARE MANAGEMENT GROUP INC
filed 2000-11-14
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000

                            Commission File No. 000-21684

                         THE WELLCARE MANAGEMENT GROUP, INC.
               (Exact name of registrant as specified in its charter.)

              New York                                      14-1647239
     ------------------------                 --------------------------------
     (State of Incorporation)                 (IRS Employer Identification No.)

              Park West/Hurley Avenue Extension, Kingston, NY  12401
                      (Address of principal executive office)

                                 (914) 338-4110
                (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]       No [ ]


                Class                          Outstanding at November 10, 2000
                -----                          ---------------------------
Common stock, par value $0.01 per share                   38,697,940
Class A common stock, par value $0.01 per share              313,555

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                                    INDEX

                                                                      PAGE
PART I     FINANCIAL INFORMATION                                     NUMBER
------     ---------------------                                     ------
Item 1     Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at
            September 30, 2000 (Unaudited) and December 31, 1999         3

           Unaudited Condensed Consolidated Statements of
            Operations for the Three and Nine Months
            Ended September 30, 2000 and 1999                            4

           Unaudited Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 2000 and 1999        5

           Notes to Condensed Consolidated Financial Statements          6

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                9

Item 3     Quantitative and Qualitative Disclosures about Market Risk   12

Part II    OTHER INFORMATION
-------    -----------------

Item 1     Legal Proceedings                                            13

Item 4     Submission of Matters to a Vote of Security Holders          13

Item 6     Exhibits and Reports on Form 8-K                             13

                   THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                                September 30,    December 31,
                                                                    2000             1999
                                                               --------------   --------------
ASSETS
Current Assets:
  Cash and cash equivalents                                       $    1,432       $    7,240
  Accounts Receivable (net of allowance for doubtful
   accounts of $1,371 in 2000 and $434 in 1999)                        7,020            4,385
  Advances to participating providers                                    504              586
  Other receivables (net of allowance for doubtful accounts
   of $341 in 2000 and $500 in 1999)                                   1,867            2,414
  Prepaid expenses and other current assets                              428            1,066
                                                               --------------   --------------
       Total current assets                                           11,251           15,691
  Property and equipment (net of accumulated depreciation
   and amortization of $5,258 in 2000 and $4,304 in 1999)                561              756
Other Assets:
  Restricted cash                                                      1,836            3,773
  Other non-current assets (net of allowance for doubtful
   accounts of $1,376 in 1999)                                            85              103
                                                               --------------   --------------
       Total assets                                               $   13,733       $   20,323
                                                               ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)

Current Liabilities:
  Medical costs payable                                           $   10,415       $   18,280
  Accounts payable and accrued expenses                                4,739            1,743
  Current portion of long-term debt                                    1,650              850
  Unearned revenue                                                     2,163            2,258
                                                               --------------   --------------
       Total current liabilities                                      18,967           23,131

Commitments and Contingencies (Note 5)

Shareholders' Deficiency in Assets:
  Class A common stock - $0.01 par value; 1,109,292
   shares authorized; 313,555 shares issued and outstanding
   in 2000 and 1999                                                        3                3
  Common stock, $0.01 par value; 75,000,000 shares
   authorized; 38,697,940 and 38,697,940 shares issued
   in 2000 and 1999, respectively                                        386              386
  Additional paid-in capital                                          54,585           54,585
  Accumulated deficit                                                (64,120)         (61,693)
  Accumulated other comprehensive income                                   2                1
  Statutory reserve                                                    4,112            4,112
                                                               --------------   --------------
                                                                      (5,032)          (2,606)
  Treasury stock at cost - 12,850 shares in 2000 and 1999               (202)            (202)
                                                               --------------   --------------
       Total deficiency in assets                                     (5,234)          (2,808)
                                                               --------------   --------------
       Total liabilities and shareholders' deficiency
        in assets                                                 $   13,733       $   20,323
                                                               ==============   ==============

             See notes to condensed consolidated financial statements.

                   THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In $ Thousands, Except Per Share Amounts)
                                      (Unaudited)

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                            ------------------------     ------------------------
                                               2000          1999           2000         1999
                                            ----------    ----------     ----------    ----------
Revenues:
  Premiums earned                           $  16,770     $  23,062      $  52,970     $  88,233
  Interest income                                  77           189            273           692
  Other income - net                             (115)          102          1,389           213
                                            ----------    ----------     ----------    ----------
Total revenue                                  16,732        23,353         54,632        89,138
Expenses:
  Medical expenses                             16,729        20,147         47,868        80,946
  General and administrative expenses           3,221         3,172          8,845        18,747
  Depreciation and amortization expense           247           110            683           752
  Interest expense                                  -             -             36           631
                                            ----------    ----------     ----------    ----------
Total expenses                                 20,197        23,429         57,432       101,076
                                            ----------    ----------     ----------    ----------
Loss before income taxes and
 extraordinary gain                            (3,465)          (76)        (2,800)      (11,938)

Income tax benefit                                  -          (362)           (41)       (1,417)
                                            ----------    ----------     ----------    ----------
Net income (loss) before extraordinary
 item                                          (3,465)          286         (2,759)      (10,521)

Extraordinary gain, net of tax of
 $362 for the three months ended
 September 30, 1999 and $41 and $1,417
 for the nine months ended September 30,
 2000 and 1999, respectively                        -         2,716            332        10,621
                                            ----------    ----------     ----------    ----------
Net income (loss)                              (3,465)        3,002         (2,427)          100
Preferred stock deemed dividend                     -             -              -        (3,043)
                                            ----------    ----------     ----------    ----------
Net income (loss) available to
 common shareholders                        $  (3,465)    $   3,002      $  (2,427)    $  (2,943)
                                            ==========    ==========     ==========    ==========

Earnings per share:
Income (loss) before income
 taxes and extraordinary gain -
 basic and diluted                          $   (0.09)    $    0.04      $   (0.07)    $   (1.71)

Extraordinary gain - basic and diluted      $       -     $    0.34      $    0.01     $    1.34

Income (loss) available to common
 shareholders - basic and diluted           $   (0.09)    $    0.38      $   (0.06)    $   (0.37)

Weighted average shares outstanding -
 basic and diluted                             39,011         7,904         39,011         7,904

             See notes to condensed consolidated financial statements.

                THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                   2000             1999
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $   (2,427)     $       100
Adjustments to reconcile net income (loss) to net
 cash provided by (used) in operating activities:
  Depreciation and amortization                                        683              752
  Bad debt expense                                                     622                -
  Extraordinary gain on claims settlement                             (373)         (12,038)
Changes in assets and liabilities:
  Increase in accounts receivable                                   (3,257)          (1,156)
  Decrease (increase) in advances to participating providers            82             (331)
  Decrease in other receivables                                        547               73
  Decrease (increase) in prepaid expenses and
   other current assets and other assets                               656             (293)
  Decrease in restricted cash                                        1,937            2,394
  Increase (decrease) in medical cost payable                       (7,492)           8,978
  Increase (decrease) in accounts payable, accrued expenses          2,998           (1,505)
  Decrease in unearned revenue                                         (95)          (5,181)
  Provider pool escrow                                                   -           (2,474)
  Due from GHI membership escrow                                         -             (792)
                                                              -------------    -------------
 Net cash used in operating activities                              (6,119)         (11,473)
                                                              -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) disposal of property and equipment                       (489)          11,416
                                                              -------------    -------------
 Net cash (used in) provided by investing activities                  (489)          11,416
                                                              -------------    -------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                         800              850
  Principal payments of long-term debt                                   -           (5,791)
  Issuance of series A preferred stock                                   -            5,000
                                                              -------------    -------------
 Net cash provided by financing activities                             800               59
                                                              -------------    -------------
Net (decrease) increase in cash and cash equivalents                (5,808)               2
Cash and cash equivalents, beginning of period                       7,240            6,393
                                                              ------------     ------------
Cash and cash equivalents, end of period                       $     1,432     $      6,395
                                                              ============     ============

            See notes to condensed consolidated financial statements.

               THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  DESCRIPTION OF BUSINESS

     The Wellcare Management Group, Inc. ("Wellcare" or the "Company"), a New York corporation, owns, operates and provides management services to health maintenance organizations ("HMO"). An HMO is an organization that accepts contractual responsibility for the delivery of a stated range of health care services to its members for a predetermined, prepaid fee. The accompanying unaudited consolidated financial statements include its wholly owned subsidiaries, Wellcare of New York, Inc. ("WCNY") and Wellcare of Connecticut, Inc. ("WCCT").

2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission on June 1, 2000.

     In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and its cash flows for the respective nine months ended September 30, 2000 and 1999. Interim results for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION. Premiums from subscribers are recorded as revenue in the period that subscribers are entitled to service. Premiums received in advance are deferred.

     MEDICAL COSTS PAYABLE. Medical expense includes estimates for medical expenses incurred but not yet reported ("IBNR") based on a number of factors, including hospital admissions data and prior claims experience; adjustments, if necessary, are made to medical expenses in the period the actual claims costs are ultimately determined. The Company believes the IBNR estimates in the consolidated financial statements are adequate; however, there can be no assurances that actual health care claims will not exceed such estimates.

     OTHER INCOME. For the nine months ended September 30, 2000, other income consisted of a recovery from the Company's D&O insurance carrier of $766,000 and an estimated reduction of the demographic pool liability of $350,000.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (Unaudited)

4.  STATUTORY REQUIREMENTS

     New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year. At September 30, 2000, Wellcare had cash reserves of $1.8 million, of which $3.3 million is required, and a contingent reserve of $4.1 million. In the event the contingent reserves exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained. Notwithstanding the above, New York State Insurance Department ("NYSID") has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. WCNY is not in compliance with the cash reserve requirement

     At December 31, 1999, WCNY had a statutory net worth of approximately $(0.7) million, which at the end of September 30, 2000 was $0.1 million. Failure to come into compliance with the reserve requirement could cause NYSID to take action, which could include restriction or revocation of WCNY's license.

     WCCT is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that WCCT maintain a minimum statutory reserve of $1.0 million. In addition, there is a Risk Based Capital (RBC) requirement which requires reserve in the amount of $2.3 million. WCCT is not in compliance with the RBC requirements.

     As part of the Company's plan to bring its net worth into compliance with the State of New York's and the State of Connecticut's requirements, $2.2 million was infused into the Company in October 2000 as a note payable from Comprehensive Health Management, Inc., ("CHMI") an affiliate of the majority shareholder. An additional $1.4 million note payable from CHMI will be infused in November 2000.

     In August 1999, WCNY voluntarily agreed to cease marketing and enrollment of its Medicare+Choice plan. WCNY has submitted to the Health Care Financing Administration (HCFA) a corrective action plan that fully addressed all of HCFA's findings. WCNY will not resume marketing and enrollment until such time as HCFA notifies WCNY that its Medicare+Choice plan meets HCFA requirements. HCFA is in the process of reviewing WCNY's corrective action plan and does reserve the right to impose civil monetary penalties on WCNY pursuant to HCFA's ongoing monitoring of WCNY's effort to regain compliance in the areas cited.
No fines have been levied through the first nine months of 2000.

                THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

4.  STATUTORY REQUIREMENTS - (CONTINUED)

     In April 2000, WCNY voluntarily suspended marketing and enrollment of its Medicaid and Child Health Plus products. Management made the decision to temporarily cease the marketing and enrollment in the Child Health Plus and Healthy Choice Products to allow WCNY to fully evaluate the current operations and implement a business strategy that will assure WCNY Medicaid members of a high level of quality service and care. Subsequently, the State of New York Department of Health has lifted WCNY's voluntary suspension in October 2000 and WCNY has resumed marketing and enrollment of its Medicaid and Child Health Plus products.

5.  COMMITMENTS AND CONTINGENCIES

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

6.  NEW ACCOUNTING PRONOUNCEMENT

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Interpretation 44 is effective July 1, 2000, with certain provisions effective retroactively to December 15, 1998 and January 12, 2000. There was no effect of the retroactive provisions of Interpretation 44 on the Company's financial statements. Interpretation 44 is not expected to have a material effect on the Company's financial statements.

7.  SUBSEQUENT EVENTS

     Effective October 1, 2000, Wellcare of Connecticut, Inc. changed its name to FirstChoice HealthPlans of Connecticut, Inc. ("FirstChoice").

     Effective October 1, 2000, FirstChoice closed on its transaction with HealthChoice of Connecticut, Inc., (HealthChoice) to acquire the assets of HealthChoice's Medicaid line of business, known as PreferredOne for a purchase price of $1.00 (one dollar). FirstChoice, which was licensed solely as a commercial health maintenance organization in the State of Connecticut, covering about 4,200 members, received all necessary regulatory approval effective October 1, 2000 to assume the responsibility for approximately 25,000 adult and child members of HealthChoice's Medicaid and HUSKY Plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 1999 financial statements states that "the Company's recurring losses from operations, working capital deficit, capital deficiency and failure to maintain 100% of the contingent reserve requirement for the New York State and Connecticut Departments of Insurance at December 31, 1999 raise substantial doubt about its ability to continue as a going concern." Certain statements in this Form 10-Q are forward looking statements within the meaning of the securities laws and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors, including but not limited to the following: the Company's ability to continue as a going concern; the inability to meet HMO statutory net worth requirement for WCNY or WCCT; the absence of a commercial line of business in WCNY for at least one year; that increased regulation will increase health care expenses; that increased competition in the Company's markets or change in product mix will unexpectedly reduce premium revenue; that the Company will not be successful in increasing membership growth; that there may be adverse changes in Medicare and Medicaid premium rates set by federal and state governmental agencies; that health care cost in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, change in physician practices, and new technologies; that the Company will be unable to successfully expand its operations into New York City, Westchester County and the State of Connecticut; and that major health care providers will be unable to maintain their operations and reduce or eliminate their accumulated deficits.

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

     Set forth below for the periods indicated, is selected unaudited information (in thousands, except percentages).

                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                 ------------------         ------------------
                                   2000      1999             2000      1999
                                 --------  --------         --------  --------
Revenue:
  Premiums earned                $ 16,770  $ 23,062         $ 52,970  $ 88,233

Expenses:
  Medical expenses                 16,729    20,147           47,868    80,946
  General and
   Administrative expenses          3,221     3,172            8,845    18,747

  Medical expense ratio             99.8%     87.4%            90.4%     91.7%
  Administrative expense ratio      19.2%     13.8%            16.7%     21.2%

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     PREMIUMS EARNED. Premiums earned decreased $6.3 million to $16.8 million for the three months ended September 30, 2000 from $23.1 million for the comparable period in 1999, a decrease of 27.3%. The decrease in premiums earned was primarily due to the decrease in membership from prior year. WCNY ceased marketing and enrollment of its Medicaid and Child Health Plus products in April 2000 and WCCT's membership continued to decline.

     MEDICAL EXPENSES. Medical expenses as a percentage of premiums earned (medical expense ratio), increased from 87.4% to 99.8% for the three months ended September 30, 1999 and 2000, respectively. The increase in the medical expense ratio was primarily a result of the change in WCCT's commercial line of business. WCCT experienced a greater amount of claims as compared to the amount of premiums earned. Medical expenses decreased $3.4 million to $16.7 million for the three months ended September 30, 2000 from $20.1 million for the comparable period in 1999, a decrease of 16.9%. The decrease in medical expenses was primarily the result of the decrease in membership discussed above.

     GENERAL AND ADMINISTRATIVE (G&A) EXPENSES. G&A expenses remained comparable at $3.2 million for the three months ended September 30, 2000 and 1999. G&A expenses as a percentage of premiums earned (G&A expense ratio), increased from 13.8% to 19.2% for the three months ended September 30, 1999 and 2000, respectively. The increase in G&A expense ratio was primarily due to the decrease in revenue from prior year coupled with an increase in bad debt expense.

     EXTRAORDINARY GAIN. For the three months ended September 30, 1999, the Company recognized a benefit of approximately $3.1 million ($2.7 million net of tax) as a result of the provider settlement agreement.

     NET INCOME (LOSS). During the three months ended September 30, 2000, the Company incurred a net loss of approximately $3.5 million compared to net income of approximately $3.0 million for the same period in 1999. This change in net loss was due primarily to the higher medical and G&A expenses discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     PREMIUMS EARNED. Premiums earned decreased $35.3 million to $52.9 million for the nine months ended September 30, 2000 from $88.2 million for the comparable period in 1999, a decrease of 40.0%. The decrease in premiums earned was primarily due to the decrease in membership from prior year.
WCNY's commercial business was sold to GHI in June 1999. In April 2000, WCNY ceased marketing and enrollment of its Medicaid and Child Health Plus products and WCCT's membership continued to decline.

     OTHER INCOME - NET. Other income -net increased $1.2 million to $1.4 million for the nine months ended September 30, 2000 from $0.2 million for the comparable period in 1999. The increase in other income was primarily due to an insurance recovery of $766,000 and the estimated reduction of demographic pool liability of $350,000.

     MEDICAL EXPENSES. Medical expenses as a percentage of premiums earned (medical expense ratio), decreased from 91.7% to 90.4% for the nine months ended September 30, 1999 and 2000, respectively. Medical expenses decreased $33.0 million to $47.9 million for the nine months ended September 30, 2000 from $80.9 million for the comparable period in 1999, a decrease of 40.8%. This decrease was primarily the result of a decrease in membership.

     GENERAL AND ADMINISTRATIVE (G&A) EXPENSES. G&A expenses decreased $9.9 million to $8.8 million for the nine months ended September 30, 2000 from $18.7 million for the comparable period in 1999. G&A expenses as a percentage of premiums earned (G&A expense ratio), decreased from 21.2% to 16.7% for the nine months ended September 30, 1999 and 2000, respectively. The decrease in G&A expenses and the G&A expense ratio was primarily the result of the management agreement with Comprehensive Health Management, Inc. and the reduction in administrative costs associated with WCCT's operation.

     EXTRAORDINARY GAIN. For the nine months ended September 30, 2000 and 1999, the Company recognized a benefit of approximately $0.4 million ($0.3 net of tax) and $12.0 million ($10.6 million net of tax) as a result of the provider settlement agreement.

     NET INCOME (LOSS). During the nine months ended September 30, 2000, the Company incurred a net loss of approximately $2.4 million compared to net income of approximately $0.1 million for the same period in 1999. This change in net loss was due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows. For the nine months ended June 30, 2000, operating activities utilized $6.1 million of cash. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges utilized $1.1 million of cash. Payment of medical claims incurred in prior year utilized $7.5 million of cash and the net decrease in operating assets provided $2.5 million of cash. Investing activities utilized $0.5 million of cash, principally consisting of capital expenditures. Financing activities provided $0.8 million of cash principally from proceeds of long-term debt.

     As part of the Company's plan to bring its net worth into compliance with the State of New York's and the State of Connecticut's requirements, $2.2 million was infused into the Company in October 2000 as a note payable from Comprehensive Health Management, Inc., ("CHMI") an affiliate of the majority shareholder. An additional $1.4 million note payable from CHMI will be infused in November 2000. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 1999 financial statements states that "the Company's recurring losses from operations, working capital deficit, capital deficiency and failure to maintain 100% of the contingent reserve requirement for the New

York State and Connecticut Departments of Insurance at December 31, 1999 raise Substantial doubt about its ability to continue as a going concern." The Company continues to explore the possibility of raising funds through available Sources including but not limited to the equity and debt markets. It is uncertain that the Company will be successful at raising funds through these sources.

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Interpretation 44 is effective July 1, 2000, with certain provisions effective retroactively to December 15, 1998 and January 12, 2000. There was no effect of the retroactive provisions of Interpretation 44 on the Company's financial statements. Interpretation 44 is not expected to have a material effect on the Company's financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION

     Medical costs have been rising at a higher rate than consumer goods as a whole. The Company believes its premium increases, capitation arrangements and other cost control measures may mitigate, but do not wholly offset, the effects of medical cost inflation on its operations and its inability to increase premiums could negatively impact the Company's future earnings.

INTEREST RATE RISK

     The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company does not expect changes in interest rates to have a material adverse effect on its income or its cash flows in fiscal 2000. However, there can be no assurances that interest rates will not significantly change for the remainder of 2000.

                                    PART II
                              OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS


     The Company is not a party to any material pending legal proceedings. The Company at times does have routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on August 17, 2000. The following business was transacted during the meeting:

     1.  Election of Directors:                 Votes For      Votes Against
                                              -------------  -----------------
         Kirin C. Patel, M.D.     Elected       40,807,470           96,311
         Dr. Mark Dean            Elected       40,807,470           96,311
         Pradip C. Patel          Elected       40,807,470           96,311
         Rupesh R. Shah           Elected       40,807,470           96,311

     2. Proposal to ratify the reappointment of BDO Seidman, LLP as the Company's independent auditors for fiscal year 2000 was approved, 40,843,481 votes For and 28,160 votes Against.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit 10.85      Agreement For Sale of Assets between HealthChoice of
                       Connecticut, Inc. and Wellcare of Connecticut, Inc.
    Exhibit 27         Financial Data Schedule

B.  Reports on Form 8-K    None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE WELLCARE MANAGEMENT GROUP, INC.



Dated:  November 14, 2000   /s/ Kiran C. Patel, M.D.
                          ------------------------------------------
                                Kiran C. Patel, M.D.
                            President and Chief Executive Officer
                            (Principal Executive Officer)


Dated:  November 14, 2000   /s/ Carol K. McAllister
                          ------------------------------------------
                                Carol K. McAllister
                            Acting Chief Accounting Officer
                           (Interim Principal Accounting Officer)