Form 10-K
period 2000-12-31
WELLCARE MANAGEMENT GROUP INC
filed 2001-06-15
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2000

                            Commission File No. 000-21684


                          THE WELLCARE MANAGEMENT GROUP, INC.
                         -------------------------------------
                (Exact name of registrant as specified in its charter.)


                New York                               14-1647239
            ----------------                     ----------------------
        (State of Incorporation)            (IRS Employer Identification No.)

                 ParkWest/Hurley Avenue Extension, Kingston, NY  12401
                        (Address of principal executive office)

                                    (845) 338-4110
                  (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.        Yes        No X

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant on March 13, 2001 was $8,925,826 based on the closing sales price of the Common Stock.

There were 38,807,940 shares of the Registrant's Common Stock and 313,555 Shares of the Registrant's Class A Common Stock outstanding on May 4, 2001.

Documents incorporated by reference:  None

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

     Actual results may differ from these projections due to risks, uncertainties and assumptions that may affect certain aspects of operations, performance and development. The risks, uncertainties and assumptions include, but are not limited to the following:

* The Company's ability to continue as a going concern;
* The inability to consistently meet HMO statutory net worth requirement for WCNY and/or WCCT;
* That increased regulation will inflate health care expenses;
* That increased competition in the Company's markets or change in product mix will unexpectedly reduce premium revenue;
* That the Company will not be successful in increasing membership growth;
* That there may be adverse changes in Medicare and Medicaid premium rates set by federal and state governmental agencies;
* That health care cost in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, changes in physician practices, and new technologies;
* That the Company will be unable to successfully expand its operations into additional counties in the State of New York and the State of Connecticut;
* That major health care providers will be unable to maintain their operations and reduce or eliminate their accumulated deficits; and,
* That the Company will not have the ability to obtain and retain key executives and employees.

     The Company bears no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or any other reason. In light of these risks, uncertainties and assumptions, the forward-looking events in this report may not occur.

                                     PART I

ITEM 1.  BUSINESS

     The WellCare Management Group, Inc., a New York corporation incorporated in 1983, ("WellCare" or the "Company") is a health care management company, whose wholly owned subsidiaries, WellCare of New York, Inc. ("WCNY") and FirstChoice HealthPlans of Connecticut, Inc. ("FirstChoice", formerly WellCare of Connecticut, Inc.), are health maintenance organizations ("HMOs"). As of December 31, 2000, the Company's primary focus is to strengthen and grow its governmental business (Medicare, Medicaid, and Child Health Plus products). In 1999, the Company entered into a number of transactions, which significantly changed its structure and operations.

     In June 1999, Kiran C. Patel, M.D. ("Dr. Patel"), the principal owner of Well Care HMO, Inc., a Florida corporation, an entity unrelated to WellCare, purchased a fifty-five (55%) percent ownership interest in the Company for $5.0 million. As part of the purchase transaction, Dr. Patel received 100,000 shares (the "Shares") of a newly authorized series of senior convertible preferred stock ("Series A Convertible Preferred Stock"), which provided Dr. Patel with 55% of WellCare's voting power. The preferred stock was subject to mandatory conversion into common stock upon the amendment of WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million shares to 75 million shares. The shares are subject to anti-dilution rights, whereby upon conversion Dr. Patel will generally preserve his 55% interest in WellCare until there are 75 million shares of common stock issued and outstanding. In order to preserve his 55% interest, Dr. Patel will be required to pay the par value ($0.01 per share) for each common share subsequently purchased.

     In June 1999, Group Health Incorporated ("GHI" or "GHI Transaction") purchased WCNY's commercial business for approximately $5.0 million. As stipulated and agreed upon in the GHI transaction, WellCare and WCNY will not engage in commercial HMO business in New York for a period of one year from the June 1, 1999 closing date.

     In June 1999, various hospitals, physicians and other health care providers entered into settlement agreements to settle claims for services provided to WCNY HMO members through April 30, 1999. The various hospitals, physicians and other health care providers agreed to accept a payment of 30% of the balance owed by the Company to the provider in the year of settlement, plus 5% of the balance owed by the Company, payable on February 1 of the three years subsequent to the year of settlement if they continue to be participating WCNY providers. These claims are settled from a provider pool consisting of all the proceeds from the Patel and GHI transactions in addition to 80% of WCNY's premium receivables at April 30, 1999. As a result of the settlements, the Company recorded an extraordinary gain of $18.3 million for the year ended December 31, 1999.

     In June 1999, the Company reached a settlement with Key Bank ("Key") and Premier National Bank ("Premier"), whereby the Company transferred ownership of the real properties securing two mortgages to Key and two mortgages to Premier, in lieu of foreclosure. A loss of $0.1 million was charged to operations in 1999 as a result of this transaction. During 1998, the Company recorded an impairment charge in general and administrative expenses of $2.8 million to reduce the carrying value of the mortgaged properties to its estimated fair value.

     In June 1999, The 1818 Fund II, L.P. ("Fund"), the general partner of which is Brown Brothers Harriman & Co., converted $15.0 million in subordinated note, plus accrued interest (8%) of approximately $0.8 million into 100,000 shares of senior convertible preferred stock ("Series" B) of the Company, which
was then converted into 10.0 million shares of Common Stock.   As a result of
the conversion, the Company recorded interest expense of approximately $3.0 million in the results of operations for the year ended December 31, 1999.

     Also in June 1999, the holders of 680,747 shares of Class A common stock, which had ten votes per share, agreed to convert their shares into Common Stock on a share-for-share basis. Mr. Robert W. Morey, the holder of the remaining 281,956 shares of Class A common stock outstanding, has given a two year proxy in favor of Dr. Patel to vote Mr. Morey's shares of Class A common stock.

     In July 1999, the Company entered into an agreement (the "Settlement Agreement") with Primergy, Promedco of the Hudson Valley, Inc., and Promedco Management Company to settle outstanding indebtedness to the Company from Primergy. Primergy's indebtedness to the Company pertains to an acquisition by Primergy of a former subsidiary of the Company's during 1995. Promedco of the Hudson Valley, Inc., and Promedco Management Company are affiliates of Primergy. Due to uncertainty surrounding the financial condition of Primergy, the indebtedness from Primergy was fully reserved for during the years 1995
through 1998, and was written off completely in 1999.   The Settlement
Agreement stipulated a $425,000 cash payment to the Company at closing, and required a release to the Company from Primergy for approximately $325,000 in past payments due to Primergy.

     The Company is a party to service agreements with five IPA's owned by Primergy (the "Primergy IPA's"). Accordingly, the Settlement Agreement further required Primergy to pay $2 per member per month for the period commencing from August 31, 2000 to July 31, 2002 for members assigned to the Primergy IPA's. Such payment is guaranteed by Promedco Management Company. The Primergy IPA's contract period was reduced and currently will terminate on July 31, 2002. In 2000, the Company recognized approximately $118,000 in income pertaining to this settlement. Such amount is included in "Other Income - Net" in the 2000 financial statements.

     As a result of these transactions, the Company reduced it's working capital deficit by approximately $18.0 million, developed the ability to bring WCNY within the 50% to 100% contingent reserve requirement as permitted by the New York State Insurance Department, retired most of the Company's long-term debt, and provided a significant reduction of WCNY's obligations to providers.

THE MANAGED CARE INDUSTRY

     Health care costs in the United States have continued to escalate dramatically over the past year. As a result, employers, insurers, governmental entities and health care providers have sought more effective cost containment measures, contributing to the development of the managed care industry. The inability of a significant portion of the population to obtain health care coverage has resulted in health care reform measures proposed both at the federal and state levels. Many of these measures are focused on managed care, as a means for providing quality health care services on a cost-effective basis for this segment of the population.

     An HMO provides or arranges for the provision of comprehensive health care services, including physician and hospital care, to an enrolled population for a fixed, prepaid premium. Except in the case of a medical emergency, the member receives care from participating primary care physicians who, in turn, refer the members to participating specialists and hospitals as required. HMOs provide medical management controls designed to encourage efficient and economic utilization of health care services. These controls include monitoring physician services, the level of hospital admissions and the length of hospital stays, and promoting the use of non-hospital based medical services.

     Initially, managed care was provided primarily through HMOs, but has expanded to the provision of an increasing variety of products and services, including preferred provider organizations ("PPO"), utilization review services, third-party claims administrators and specialty benefit programs, which are marketed to self-insured employer plans, unions, indemnity insurers and other groups.

     A number of government-sponsored health care programs have begun to encourage the enrollment of their beneficiaries into managed care plans, particularly HMOs, as a means of controlling escalating health care costs. The largest of these programs are Medicare and Medicaid, which service the elderly and low income individuals, respectively.

MEDICARE

     Medicare is a federal government-sponsored entitlement program administered by the Health Care Financing Administration ("HCFA"), providing health care coverage to individuals, primarily over 65 years of age. Substantial growth in aged and disabled enrollees has been realized each year reflecting increases in beneficiary enrollment, service utilization and medical inflation.

     The federal government, through HCFA, has contracted with HMOs since 1985. The majority of Medicare beneficiaries enrolled in managed care are covered under plans that assume risk in the delivery of health care services to Medicare beneficiaries ("Medicare Risk Contracts"). In contracting with HMOs pursuant to Medicare Risk Contracts, for the year 2000 HCFA reimbursement rates were based on 90% of the average Medicare medical costs, determined by county and adjusted for age, sex, and institutional status and 10% of risk adjustments. The financial risk and most of the administrative burdens of health care service delivery are shifted to the HMO, and the administrative efficiency practices of managed care are integrated into the Medicare program.

     The Company's contract with the HCFA is a Medicare+Choice contract under provisions enacted by the Balanced Budget Act of 1997. The contracted HMOs receive a fixed monthly payment from the HCFA for each qualified enrolled individual. The HMO must provide at least the benefits that would be provided through traditional Medicare. Significantly higher levels of coverage are provided under the WellCare plans and members are charged an additional monthly premium for greater benefits if they choose it.

MEDICAID

     The Medicaid program, sponsored by individual state governments, provides health care services to low income individuals in the United States, receives significant financial support from the federal government. Each state has the option to develop a Medicaid managed care initiative, through a state specific regulatory agency. The initiative must be approved by the HCFA. The HCFA requires that federal standards are met and cost does not exceed the amount of a comparable fee-for-service basis. State governments have increasingly contracted with managed care companies, including HMOs, to provide health care services to their Medicaid recipients. In contracting with private managed care companies, Medicaid shifts most of the financial risk of covered health care services delivery to the HMO and allows the Medicaid program to benefit from the cost-efficiency practices of the managed care industry. Several states, including New York and Connecticut, have received federal approval to mandate that all Medicaid beneficiaries enroll with managed care companies to receive medical services.

CHILD HEALTH PLUS

     Child Health Plus, an expanded subsidized program, provides comprehensive primary and preventive health coverage to uninsured and underinsured children under the age of 19. The program covers children in low-income families that do not have similar coverage through the workplace and who are not eligible for Medicaid. For most families, the program is currently free or requires a low monthly contribution. Each year, a significant portion of qualified children is uninsured in the State of New York. The Company has developed a program to inform and educate parents to enroll their children in the program.

THE WELLCARE HMOs

     WCNY and FirstChoice (the "WellCare HMOs") provide comprehensive health care services to their members for a fixed monthly premium, plus a co-payment as applicable, by the member to the physician for each office visit, and a dispensing fee or co-payment to the pharmacy for each prescription filled. The basic benefits consist of primary and specialty physician care, inpatient and outpatient hospital services, emergency and preventive health care, laboratory and radiology services, ambulance services, eye care, physical and rehabilitative therapy services, chiropractic services, mental health care, and alcohol and substance abuse counseling. For an increased monthly premium, members have the option to receive prescription drugs and vision care and other supplemental benefits.

     The WellCare HMOs arrange for the provision of inpatient and outpatient hospital health care services by contracting with hospitals. Prior to 1997, New York hospitals were paid primarily on a diagnostic related group ("DRG") basis under New York State law rather than by length of hospital stays (although New York HMOs were permitted to negotiate lower DRG or per diem rates with regulatory approval). Effective January 1, 1997, the New York State regulated DRG rate setting system expired and was replaced by a largely unregulated free market system whereby insurers and hospitals are free to negotiate the best rates possible. WCNY's contracting efforts are focused on converting DRG and risk bearing arrangements to a per diem methodology, and most of WCNY's significant contracts with NY hospitals are based on a negotiated per diem rates across all product lines. To the extent DRG rates apply, a member's length of hospital stay does not affect the WellCare HMOs costs. Hospital costs can best be controlled through managing hospital admissions and utilizing the most effective treatment methods. When a per diem contract is in effect, utilization management reduces medical costs to the WellCare HMOs by minimizing length of hospital stay as well as maximizing the utilization of the most effective treatment methods.

     FirstChoice contracts with its network of hospitals using various payment methodologies, including per diem, case rates, and discounts from charges. Currently, efforts are underway to convert discount contracts to per diem rates. Hospital costs are controlled when medical management assures that hospital care is appropriate, proceeds in an efficient manner, and hospitalized members are moved to more appropriate care settings as soon as clinically sound. New contracts have been developed for home care and skilled nursing facilities, and competitive skilled nursing facility level rates have been included in hospital contracts for use when members do not require hospital-level care.

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

     Premiums for FisrtChoice's commercial line of business are generally fixed for a twelve-month period under contracts with each subscriber group. FirstChoice considers a variety of factors in determining HMO community rated premiums, including anticipated health care utilization rates, projected medical expenses, community rating requirements (applicable in both New York and Connecticut) and competitive conditions. Premiums are subject to state regulation (See "Business - Government Regulation").

MEMBERSHIP

     The following table reflects membership for plans owned, managed or administered by the WellCare HMOs during the past five years:

                                              At December 31
                          ----------------------------------------------------------
                             2000        1999        1998        1997        1996
                          ----------  -----------  ---------  ----------  ----------
Medicaid Members            35,680      18,700      20,700      20,800      18,300
Medicare Members             4,580       5,100      10,600      10,000       5,500
Commercial Members           7,418      18,200      46,700      48,400      69,700
                          ----------  -----------  ---------  ----------  ----------
Total                       47,678      42,000      78,000      79,200      93,500

     Individuals may be enrolled as Medicaid members in WCNY through its Healthy Choice product ("Healthy Choice") only if they are eligible recipients of Medicaid. Medicaid members are enrolled on an individual basis pursuant to agreements with county social services departments and approval by the New York State Department of Health ("DOH") and must be enrolled regardless of health status. The premiums for Medicaid members are funded 25% by the applicable county, 25% by the State of New York and the balance by the federal government. In the event the contracts are terminated or not renewed, the Company's operating results would be adversely affected. Medicaid Managed Care legislation was enacted in 1996 authorizing New York State, pursuant to federal waiver, to require most Medicaid recipients to enroll in managed care plans. The Company believes that it is well positioned in the marketplace to enroll and provide services to these individuals under New York State's federally approved mandatory waiver.

     FirstChoice's Medicaid line of business serves primarily enrollees of the State of Connecticut's Healthcare for UninSured Kids and Youth ("HUSKY") Plans, which provide comprehensive health insurance for youngsters up to age 19. The HUSKY Plan is administered by the Connecticut Department of Social Services ("CDSS") and is 50% funded by the state and 50% by the federal government. There are no premiums or co-payments associated with the HUSKY Part A Plan. With HUSKY Part B Plans, there are premiums and/or co-payments depending on the family's income level. In the event that the contracts with CDSS are terminated or not renewed, the Company's operating results would be adversely affected.

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

     Agreements with each of the IPAs generally, provide for a fixed per-member-per-month ("PMPM") fee, called a "capitation" payment. The fixed rates are designed to cover the cost of all professional health care services provided to the HMO members by the PCPs. This format is designed to shift a portion of the financial risk from the HMO, to the IPA. Capitated rates were not applicable to physician services in the areas regarding certain diagnostics and mental health substance abuse, which WCNY capitates through contracts with certain other regional integrated delivery systems.

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

     WCNY amended the service agreements with the IPAs owned by Primergy (see "Primergy Transaction" at Business Developments) in January 1999. The amendment added Medicare risk as a product for which the IPAs would arrange for the provision of primary care physician and specialty services and certain other agreed upon health care services.

     After the GHI transaction (see "GHI Transaction" at Business under Item
1), the existing IPA service agreements, between Primergy and WCNY no longer encompassed WCNY commercial members. WCNY intends to remain integrally involved in assisting PCPs to efficiently manage their practices.

     During 2000, IPA primary care physicians provided medical care to approximately 52% of WCNY's commercial and Medicaid members, the balance of WCNY's members were provided services through contracts directly with PCPs and specialists. A portion of the PCPs, are capitated with a fixed monthly payment for each HMO member selecting the physician. Specialists are generally paid on a discounted fee-for-service basis.

     FirstChoice contracts directly with some of its physician network. A significant number of all the primary care physicians and specialists are contracted through an IPA or a physician hospital organization ("PHO") that contracts directly with FirstChoice.

HOSPITAL AND OTHER PROVIDER ARRANGEMENTS

     New York HMOs have been permitted, subject to regulatory approval, to negotiate lower DRG (diagnostic related group) or per diem rates with hospitals. To the extent DRG rates apply, a member's length of hospital stay does not affect an HMO's costs. Hospital costs appear to be best controlled through managing hospital admissions and utilizing the most effective treatment methods. When a per diem contract is in effect, utilization management reduces medical costs to the HMO by minimizing length of hospital stay as well as maximizing the utilization of the most effective treatment methods. Currently, most of WCNY's significant contracts with NY hospitals are based on per diem rates across all product lines.

     Subsequent changes to the DRG rate-setting system now provide for a largely unregulated free market system, whereby, insurers and hospitals are free to negotiate the best possible rates. Additionally, changes affected various public goods and Graduate Medical Education, eliminating directly built in add on costs into rates set by the state. Responsibility for public goods and Graduate Medical Education has shifted from the hospitals to the insurers. In order to remain on a cost neutral basis, insurers have been renegotiating their hospital contracts in order to provide accountability for this new cost.

     In Connecticut, FirstChoice initially developed a network of hospitals using various payment methods, including per diem, case rates, and discount from charges. Currently, efforts are underway to convert discount contracts to per diem rates, and to contract with non-participating hospitals. Hospital costs appear to be best controlled when medical management assures that hospital care is appropriate, proceeds in an efficient manner, and hospitalized members are moved to more appropriate care settings as soon as clinically sound. New contracts have been developed for home care and skilled nursing facilities, and competitive skilled nursing facility level rates have been included in hospital contracts for use when members do not require hospital-level care.

     In order to obtain high quality services at cost-effective rates, the WellCare HMOs are continually contracting with other providers for, among other things, mental health, diagnostic services, physical therapy, outpatient surgery, laboratory services and home health care, on either a capitated or negotiated fee basis. The Company also has an agreement with an unrelated pharmacy benefits manager who covers all of the service areas of the WellCare HMOs.

CLAIMS RESERVES AND IBNR

     The development of the claims management system that tracks claims on a current basis has been an ongoing priority of the Company. The results of operations depend on the Company's ability to predict, quantify, and manage medical expenses. The Company's use of claims management procedures has proven to be an effective means to measure and project incurred medical costs on a timely basis throughout 2000. The expense is based in part on estimates, including an accrual for medical services incurred but not yet reported ("IBNR"). A daily inventory of hospital days and patient stays by product line is maintained and reviewed by medical management. Claims are entered and scanned to the claims system and are then available for examiners to either process, review and approve for payment, hold for additional information from the provider or deny. All claims are entered into the system as charges and evaluated. Ongoing studies conducted for all product lines, provide the Company with the tools to estimate the percentage of pending claims to be paid relative to submitted charges. All claims paid, payable and pending are evaluated weekly and a projection of the ultimate claims liability is identified. Moreover, procedures are in place whereby the actual runoff of claims for each of the last twelve months versus the reserve for IBNR and the paid, pending, and payable claims are reviewed for accuracy as compared to the original projections. This procedure is intended to allow the Company to estimate its IBNR more effectively.

     The Company believes that the process of trending the ultimate resolution of paid, pending and payable claims allows the Company to effectively and efficiently analyze trends, changes in payments and utilization patterns allowing the Company to respond to medical costs on a proactive versus a reactive basis. Although the Company continues its efforts to make this estimating process more accurate, there can be no assurance that IBNR reserves currently recorded will be sufficient to cover medical expenses ultimately incurred.

UTILIZATION MANAGEMENT

     Utilization of health care services by members and physicians is monitored under WellCare's health care utilization management programs. In cases of excessive utilization, WellCare counsels the provider with respect to possible unnecessary or duplicate services or medications. In addition, under the direction of local physicians and the WellCare HMOs medical directors, health care service utilization data are analyzed to help indicate where improvements are needed.

CO-PAYMENTS

     To promote member participation in controlling health care costs, the WellCare HMOs require co-payments by its non-governmental program members for most office visits and some other services. The members make these co-payments directly to physicians or other providers ranging from $5 to $20 per office visit, and $35 to $50 for emergency room treatment. Certain contracts also require members to pay co-payments for inpatient hospital services.

POINT-OF-SERVICE AND PPO PRODUCT

     FirstChoice offers a point-of-service ("POS") product to its commercial members, allowing them to select providers outside of the HMOs' provider network. When a member uses a POS product, the member is required to make a higher co-payment and satisfy a deductible.

MARKETING

     At December 31, 2000, WellCare had a marketing staff of approximately 70 full time equivalent staff ("FTEs") dedicated to its Medicaid and Child Health Plus products. Currently, the Company is not marketing its commercial business.

     Medicaid managed care marketing has become a highly regulated and supervised activity. All Healthy Choice marketing must be conducted consistent with a pre-approved marketing plan and, all Healthy Choice marketing materials must receive approval prior to their use, from both the County Departments of Social Services and the New York Department of Health. Additionally, the Company monitors its marketing staff to insure that all marketing is performed consistent with applicable rules and guidelines.

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

     Marketing of WCNY's Full Risk Medicare program involves a labor-intensive one-on-one process. Marketing efforts focus on informational presentations/seminars, community outreach programs, direct mail and telemarketing activities. Currently, WCNY voluntarily ceased marketing as per agreement with Health Care Finance Agency ("HCFA").

     WCNY also offers a supplemental coverage plan for Medicare beneficiaries through existing employer groups who provide contributed benefit programs to retirees. Marketing, when conducted, takes place through on-site meetings and direct mailings to such retirees.

     FirstChoice is currently not marketing its commercial line of business. Additionally, due to the recent acquisition of the Medicaid line of business from HealthChoice of Connecticut, Inc., FirstChoice has not yet begun to market its Medicaid line of business.

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

     The quality improvement program utilizes computerized claims information as well as medical records, which are maintained by the physicians and to which the Company has access. In addition, participating hospitals maintain quality improvement programs. As required by various state laws, the Company has an established complaint procedure for HMO members and providers to formally register concerns with the HMO. These concerns are then investigated and resolved pursuant to the procedures established by the HMO.

COMPETITION

     The Company operates in a highly competitive industry. The HMO environment is under constant change from market consolidation, strategic alliances, and legislative reforms at both the State and Federal levels. WellCare's markets consisted of the following regions in the New York State:
Greater Hudson Valley, Capital District, Southern Tier and New York City/Westchester County; and the entire state of Connecticut. WellCare's Child Health Plus and Medicare products are sold exclusively in the State of New York. The Company's Medicaid products are offered in both New York and Connecticut. The Company currently does not market its Commercial products in either state.

     Each of these markets presents distinct challenges and opportunities for the Company to create revenue growth through expanded and creative marketing campaigns. WellCare's markets encompass over 300,000 businesses, 15 million people and more than 40 managed-healthcare competitors. These competitors range in size from 5,000 covered member plans to large market leaders like Cigna, Aetna and Blue Cross & Blue Shield with millions of covered lives. Each market has different primary competitors for WellCare and, therefore, requires a different strategic approach relative to price, network and product in order to succeed.

MANAGEMENT INFORMATION SYSTEMS

     In connection with the "Patel" and "GHI" transactions, the Company sold or assigned substantially all of its computer hardware and software to GHI. Under the terms of the GHI transaction, the Company will have access to historical data for reporting purposes for a period of three years. The company has transitioned to the Diamond 950 C/S system for all data processing/MIS requirements under the terms of the management agreements with Comprehensive Health Management, Inc. ("Comprehensive"), an affiliate of Dr. Patel.

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

STATE REGULATION

     The WellCare HMOs are subject to extensive state regulation. Applicable state statutes and regulations require an HMO to file periodic reports with the relevant state agencies, and contain requirements relating to the operation of the HMO, the HMO's rates and benefits applicable to its products and the its financial condition and practices. In addition, state regulations require each of the WellCare HMOs to maintain restricted cash or available cash reserves, a minimum net worth and impose restrictions on the WellCare HMOs abilities to make dividend payments, loans or other transfers of cash to the Company. State regulatory authorities exercise oversight responsibilities over the HMOs' provider networks, medical care delivery and quality assurance programs, contract forms and financial condition of the WellCare HMOs. The WellCare HMOs are also subject to periodic examination by the relevant state regulatory authorities.

     New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, except as described in the following paragraph, WCNY is required to maintain a contingent reserve. This reserve must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At December 31, 2000, WCNY had required cash reserves of approximately $2.5 million and a contingent reserve of approximately $2.8 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

     Notwithstanding the above, NYSID has the authority to allow WCNY to maintain a net worth of 50% to 100% of the contingent reserve. At December 31, 2000, WCNY had a statutory net worth of approximately $68,000. In March 2001, $750,000 in Surplus Notes was infused into WCNY from Comprehensive Health Management of Florida, L.C., an affiliate of the majority shareholder. Failure to come into compliance with the reserve requirement could cause NYSID to take action, which could include restriction or revocation of WCNY's license.

     FirstChoice is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that FirstChoice maintain a statutory reserve of $2.2 million based on Regulatory Action Level Risk Based Capital criteria defined by the NAIC. At December 31, 2000, FirstChoice had a statutory net worth of approximately $1.7 million, which is not in compliance with the Risk Based Capital requirements for statutory net worth. Management has been working with the Connecticut State Department of Insurance to develop a mutually agreeable plan to bring FirstChoice into compliance with its Risk-Based Capital requirement. In April 2001, $250,000 in Surplus Notes was infused into FirstChoice from its parent WCNY.

     Legislation by both New York and Connecticut requires HMOs to pay undisputed claims within 45 days of receipt. New York and Connecticut have passed legislation to impose stringent penalties for "clean" claims not paid within 45 days in the form of interest payments calculated based on the number of days the claim is late. On an ongoing basis, the HMOs strive to be in compliance. There have been no material interest payments that were not properly included in the Company's December 31, 2000 consolidated financial statements.

     Applicable New York statutes and regulations require the prior approval of the New York Commissioner of Health and the New York Superintendent of Insurance for any change of control of WCNY or the Company. A similar law in Connecticut requires the approval of the Insurance Commissioner of Connecticut for any change in control of FirstChoice or the Company. Effective February 2, 1999, the Company transferred all of the outstanding capital stock of FirstChoice to WCNY. The Insurance Commissioner of Connecticut granted an exemption to this requirement because the ultimate control of FirstChoice remains with WellCare through its wholly-owned subsidiary, WCNY, and WellCare asserted its intention to fund and maintain FirstChoice's statutory net worth at a level equal or greater than the minimum levels currently required. The approval of the acquisition of control of FirstChoice by Dr. Patel, in June 1999 received regulatory approval on September 30, 1999.

     Under New York State law, transactions between a holding company and a controlled HMO must be fair and equitable. Any transaction that involves 5% or more of WCNY's assets requires prior approval. Dr. Patel's equity investment in WellCare, received approval from the New York State regulators, on June 11, 1999.

RECENT STATE LEGISLATION

     New York enacted a new law establishing a right for health care consumers to obtain an external review of determinations made by HMOs and insurers when coverage of health care has been denied on the grounds that the service is not medically necessary or that such service is experimental or investigational. Additionally, New York has established standards for the certification of the external review agents. The law requires provider contracts to include an explanation of provider payment methodologies; the time periods for provider payments; the information to be relied upon to calculate payments and adjustments; and the process to be employed to resolve disputes concerning provider payments. The law became effective July 1, 1999.

     New York also enacted a law expanding the Child Health Plus program for eligible children up to age 19. The law increased covered services, beginning early in 1999 with provisions for: emergency, preventive and routine dental care; speech and hearing services; emergency, preventive and routine vision care including eyeglasses; inpatient mental health, alcohol and substance abuse services; and durable medical equipment, hearing devices, wheelchairs and leg braces. The measure also provides free coverage for children in families with incomes less than 160% of the federal poverty level; lowers monthly premium contributions for families between 160% and 222% of the federal poverty level; eliminates co-payments for services; and provides for the development of local public education and outreach. The legislation expands Medicaid coverage by increasing Medicaid coverage for children from birth through age 18 with a family income of up to 133% of the net federal poverty level. It also provides Medicaid eligible children with 12 months of continuous coverage; and increases income eligibility for children from 100% to 133% of the net federal poverty level.

     The measure also includes fraud and abuse provisions for Medicaid and Child Health Plus by providing for a tax refund intercept to collect adjudicated overpayments. Furthermore, it increases the penalties for repeat violations for filing false Medicaid claims; and the expansion of anti-kickback
provisions to include individuals as well as Medicaid providers.   Lastly, the
law requires HMOs with more than 60,000 members including Child Health Plus or Medicaid members to implement a compliance program (State Public Health Law -
Section 4414) to prevent, detect and address instances of fraud and abuse. The legislation provides a waiver of this requirement if the HMO has established an anti-fraud compliance program pursuant to the State Insurance Law Section 409.

FEDERAL REGULATION

     The WellCare HMOs are not federally qualified and neither they nor WellCare's managed health care operations currently are subject to federal regulation other than those operations relating to Medicaid and Medicare products and as otherwise described below.

     The potential for federal legislation and regulations, which may be subject to adoption, may have an adverse affect on the Company's business. The Company is unable to discern the impact of enactment of legislative and regulatory changes to its health care product environment at this time. However, an adverse affect may be realized through:

   * reduced premiums,
   * the company's ability to manage its medical costs,
   * increased medical costs and operating expenses,
   * regulation of levels and permitted lines of business,
   * business practice regulation,
   * imposed financial assessments, and
   * exposure to lawsuits.

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

     In 1999, the federal government stated plans to phase in risk adjustments to its premium payments commencing over a five-year period starting January 1, 2000. Full assessment regarding this plan, has not been determined by the Company at this time. Consideration of offsets must be reviewed, particularly in the areas applicable to premium reductions, user fees and risk adjustments as they relate to supplemental premiums and benefit provisions included in the Company's products. Management continues to monitor these changes in reimbursement levels and has made no provisions to the financial statements for these contingencies.

ITEM 2.  PROPERTIES

     The following table sets forth certain information as of December 31, 2000, relating to the Company's principal facilities:

                                                         APPROXIMATE
FACILITY                          LOCATION               SQUARE FEET
--------                          --------               -----------
Executive Offices - Leased (1)    Kingston, New York         27,000
Sales Office - Leased (2)         Albany, New York            1,800
Sales Office - Leased (2)         Bronx, New York            10,000
Sales Office - Leased (3)         New Haven, Connecticut      3,800

(1)  Used by WCNY and WCMG.
(2)  Used by WCNY.
(3)  Used by FirstChoice.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. The Company at times does have routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition.

     The Company is currently in negotiations with a former provider group regarding a number of outstanding and disputed claims. The total amount in dispute is estimated by Management to be less than $25,000. A formal response along with the detail of all disputed claims and their resolution have been submitted to the provider group. During 2000, the Company established an escrow account of $450,000 relating to this matter, which is included in restricted cash in the financial statements.

     The Company and certain of its subsidiaries, including WCNY have responded to subpoenas issued in April and August 1997 from the United States District Court for the Northern District of New York through the office of the United States Attorney for that District. These subpoenas sought the production of various documents concerning financial and accounting systems, corporate records, press releases and other external communications. While the United States Attorney has not disclosed the purposes of its inquiry, the Company has reason to believe that neither its current management nor its current directors are subjects or targets of the investigation. The Company has, however, informed the government that it will continue to cooperate fully in any way that it can in connection with the ongoing investigation.

     On July 31, 1996 and October 3, 1996 the Securities and Exchange Commission ("SEC") issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996, and with subsequent requests for supplementation. The current management is unaware of any ongoing investigation by the SEC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

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

                                   High           Low
                                ----------    -----------
2000
----
First Quarter                      2.88           1.22
Second Quarter                     1.50           0.50
Third Quarter                      1.13           0.56
Fourth Quarter                     1.03           0.28

1999
----
First Quarter                      2.03           0.56
Second Quarter                     1.00           0.19
Third Quarter                      0.94           0.25
Fourth Quarter                     4.63           0.34

     On May 4, 2001, there were approximately 521 and 3 holders of record of the Company's common stock and Class A common stock, respectively, which did not include beneficial owners of shares registered in nominee or street name.

     WellCare has never paid cash dividends on its capital stock. The Company does not anticipate paying any cash dividends on its common stock or Class A common stock in the foreseeable future (See "Business - Government Regulation" for restrictions on the payment of dividends by the WellCare HMOs, wholly-owned subsidiaries of the Company).

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In Millions, Except Per Share Data)
                            Year Ended December 31,

                                           2000      1999      1998      1997      1996
                                         --------  --------  --------  --------  --------
Statement of Operations Data:
  Premiums earned                        $  76.2   $ 110.5   $ 142.7   $ 142.1   $ 157.2
  Medical expenses                          69.6     101.8     129.5     126.3     136.0
  Net loss before extraordinary gain        (4.9)    (14.5)    (30.9)    (22.1)    (11.8)
  Extraordinary gain                           -      16.1         -         -         -
  Net loss available to
    common shareholders                     (4.9)     (1.4)    (30.9)    (22.1)    (11.8)

Net Loss Before
 Extraordinary Gain Per Share:
  Basic                                  $ (0.13)  $ (1.13)  $ (4.36)  $ (3.52)  $ (1.87)
  Diluted                                  (0.13)    (1.13)    (4.36)    (3.52)    (1.87)

Extraordinary Gain Per Share:
  Basic                                  $     -   $  1.04   $     -   $     -   $     -
  Diluted                                      -      1.04         -         -         -

Net Loss Available to
 Common Shareholders Per Share:
  Basic                                  $ (0.13)  $ (0.09)  $ (4.36)  $ (3.52)  $ (1.87)
  Diluted                                  (0.13)    (0.09)    (4.36)    (3.52)    (1.87)

Weighted Average Number of
 Common Shares Outstanding:

  Basic                                   38,795    15,489     7,081     6,299     6,296
  Diluted                                 38,795    15,489     7,081     6,299     6,296

Balance Sheet Data:
  Working (capital deficiency) capital   $ (10.5)  $  (4.5)  $ (26.1)  $  (5.1)  $  11.2
  Total assets                              20.1      20.3      29.9      52.5      71.3
  Long-term debt                             1.0       3.0      15.1      25.9      26.5
  Total liabilities                         27.7      23.1      57.6      54.4      51.1
  Shareholders' equity (deficiency)         (7.6)     (2.8)    (27.7)     (1.9)     20.3

Note: Significant transactions occurred in 1999, which materially changed the Company's structure and operations. See discussion in Item 1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report states, "the Company's recurring losses from operations, cash used in operations, shareholders' deficiency, failure to achieve the minimum statutory equity requirements of the State of New York Insurance Department and failure to maintain the minimum risk based capital requirements of the State of Connecticut Insurance Department raise substantial doubt about its ability to continue as a going concern." (See Consolidated Financial Statements).

     Certain statements in this Annual Report on Form 10-K are forward-looking statements and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties.

GENERAL OVERVIEW

     WellCare's principal source of revenue is premiums earned from the WellCare HMOs. Other revenue consists principally of interest income. Premiums earned represented 97.0% of the Company's total revenue for the year ended December 31, 2000.

     The results of operations depend significantly on the Company's ability to predict, quantify and manage medical costs. Medical expenses consist of hospital charges, physician fees and related health care costs for its members. Medical expenses also include estimates for medical services incurred but not yet reported ("IBNR") to the Company, based on a number of factors, including hospital admission data and prior claims experience; adjustments, if necessary, are made to medical expenses in the period the actual claims costs are ultimately determined. A daily inventory of hospital days and patient stays by product line is maintained by medical management.

     Ongoing studies for the Company's Medicaid, Medicare, and commercial lines of businesses provide the Company with the tools to estimate the percentage of pended claims to be paid relative to submitted charges. All claims paid, payable and pended are evaluated weekly and a projection of ultimate payables is estimated. Moreover, procedures are in place whereby the actual runoff of claims for each of the last twelve months versus the reserve for IBNR and the paid, pended, payable claims are reviewed for accuracy as compared to the original projections. This procedure is intended to allow the Company to continually estimate its unknown claims reserves more effectively.

     The Company believes that the process of trending the ultimate resolution of paid, payable, and pended claims allows the Company to analyze trends and changes in payments and utilization patterns and, therefore, react to medical costs on a proactive versus a reactive basis. Although the Company continues to improve the IBNR reserve process, and believes the IBNR estimates at the December 31, 2000 are adequate, there can be no assurance that IBNR reserve currently recorded will be sufficient to cover medical expenses ultimately incurred.

     The Company seeks to control medical expenses through capitation arrangements with the Alliances/IPAs and with non-Alliance/IPA primary care physicians, capitation arrangements with certain specialty providers, and, through its quality improvement programs, utilization management. The Company also conducts reviews of hospital inpatient and outpatient services, and educational programs on effective managed care for its providers.

RESULTS OF OPERATIONS

     The following table provides certain Statement of Operations data expressed as a percentage of total revenue and other statistical data for the years indicated:

                                                 Year Ended December 31,
                                          ------------------------------------
                                              2000        1999        1998
                                            --------    --------    --------
Revenue:
  Premiums earned                             97.0%       98.2%       98.8%
  Interest and other income                    3.0         1.8         1.2
                                            --------    --------    --------
     Total revenue                           100.0       100.0       100.0

Expenses:
  Hospital services                           30.9        33.6        29.2
  Physician services                          42.9        52.5        57.9
  Other medical services                      14.7         4.4         2.6
                                            --------    --------    --------
Total medical expenses                        88.5        90.5        89.7

General and administrative expenses           15.5        18.2        20.8
Depreciation and amortization expenses         0.5         1.0         4.1
Bad debt expense                               1.5         1.9         1.8
Interest and other expenses                    0.2         3.2         1.2
                                            --------    --------    --------
     Total expenses                          106.2       114.8       117.6
                                            --------    --------    --------
Loss before extraordinary item and
 income taxes                                 (6.2)      (14.8)      (17.6)
(Benefit) provision for income taxes             -        (2.0)        3.8
                                            --------    --------    --------
Net loss before extraordinary item            (6.2)      (12.8)      (21.4)
Extraordinary gain, net of tax                   -        14.2           -
                                            --------    --------    --------
Net (loss) income                             (6.2)        1.4       (21.4)
Preferred stock deemed dividend                  -        (2.6)          -
                                            --------    --------    --------
Net loss available to common shareholders     (6.2)%      (1.2)%     (21.4)%
                                            ========    ========    ========

Unaudited Statistical Data:
   Member months enrollment                 441,886     655,985     854,909
   Medical loss ratio (1)                     91.2%       92.1%       90.7%
   General and administrative
    expense ratio (2)                         17.0%       20.1%       22.6%

(1) Total medical expenses as a percentage of premiums earned; reflects the combined rates of Commercial, Medicaid, Full Risk Medicare and Medicare supplemental members. Medical expenses in 1998 include $730,216 of interest expense relating to "Prompt Pay" payments.
(2) General and administrative expenses as a percentage of total revenue.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     PREMIUMS EARNED. Premiums earned decreased $34.3 million to $76.2 million in 2000 from $110.5 million in 1999, a decrease of 31.0%. The decrease in premiums earned was primarily due to the overall decrease in membership from prior year. WCNY's commercial business was sold to GHI in June 1999, which accounted for approximately $20.0 million of the decrease. In April 2000, WCNY ceased marketing and enrollment of its Medicaid and Child Health Plus products, which resulted in a decrease in of approximately 5,500 members and $2.9 million. WCNY's Medicare premiums earned decreased approximately $3.0 million, as the Company did not market this product line. FirstChoice's net decrease in premiums earned was approximately $8.7 million, which consisted of a decrease of approximately $18.4 million in the commercial line of business as membership decreased from 13,300 members in 1999 to 2,800 in 2000 and an increase of approximately $9.7 million from the acquisition of the Medicaid line of business in October 2000. The acquired Medicaid book of business contributed approximately 24,000 members.

     INTEREST AND OTHER INCOME. Interest and other income increased $0.4 million to $2.4 million in 2000 from $2.0 million in 1999, an increase of 20.0%. The increase was attributed principally to an insurance reimbursement of $776,000 relating to the Securities Litigation against the Company's former Chief Executive Officer and Vice President of Finance and Chief Financial Officer (see Note 13 of Notes to Consolidated Financial Statements), net of a decrease in interest income of $347,000.

     MEDICAL EXPENSES. Medical expenses decreased $32.2 million from $101.8 million in 1999 to $69.6 million in 2000, a decrease of 31.6%. This decrease was primarily the result of a decrease in membership. Medical expenses as a percentage of premiums earned (medical expense ratio), decreased slightly from 92.1% in 1999 to 91.2% in 2000.

     GENERAL AND ADMINISTRATIVE (G&A) EXPENSES. G&A expenses decreased $9.4 million to $13.3 million in 2000 from $22.7 million in 1999. G&A expenses as a percentage of total revenues (G&A expense ratio), decreased from 20.1% in 1999 to 17.0% in 2000. The decrease in G&A expenses and the G&A expense ratio was primarily the result of the management agreement with Comprehensive Health Management, Inc., which resulted in savings of approximately $5.3 million, the reduction in administrative costs associated with FirstChoice's Commercial operation which resulted in savings of approximately $2.1 million, and a decrease in legal fees of approximately $1.0 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.7 million from $1.1 million in 1999 to $0.4 million in 2000. The decrease was primarily a result of the Patel Transaction in 1999. At which time, the Company transferred ownership of the two real properties securing two mortgages to their respective lenders in lieu of foreclosure. Additionally, included in GHI's purchase of the Company's commercial line of business in New York, were certain equipment and furniture and fixtures.

     INTEREST EXPENSE. Interest expenses decrease $3.4 million to $0.2 million in 2000 from $3.6 million in 1999. The decrease in interest expense was attributed to the subordinated convertible debt inducement as a result of the Patel Transaction in 1999. At which time, the Company transferred ownership of the two real properties securing two mortgages to their respective lenders in lieu of foreclosure.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     PREMIUMS EARNED. Premiums earned in 1999 decreased by 22.6%, or $32.2 million, to $110.5 from $142.7 million in 1998. Commercial premium revenue decreased 29.6%, or $20.6 million primarily resulting from the sale of WCNY's commercial line of business. The decrease in commercial premium revenue in WCNY exceeded the annual average membership and corresponding premium revenue in FirstChoice's commercial line of business. Medicare premium revenue decreased 7.9%, or $2.5 million, because of 11.0% decrease in member months. Medicaid premium revenue decreased 21.4% or $9.1 million, because of an approximate 50% decrease in member months. Interest income remained relatively consistent, and is primarily on float balance at the Company's operating accounts.

     MEDICAL EXPENSES. Medical expenses decreased 21.4%, or $27.7 million, to $101.8 million in 1999. This decrease was primarily the result of a decrease in membership due to the sale of the WCNY's Commercial line of business. Medical expenses increased as a percentage of premiums earned (the "medical loss ratio") from 90.7% in 1998 to 92.1% in 1999.

     GENERAL AND ADMINISTRATIVE ("G&A") EXPENSES. G&A expenses decreased 31.0% or $10.0 million, to $22.7 million in 1999 from $32.6 million in 1998, and decreased as a percentage of total revenue (the "G&A ratio") to 20.1% in 1999 from 22.6% in 1998. Included in G&A in 1998 is an expense of $2.8 million to reduce Property & Equipment to its net realizable value. The decrease resulted primarily from reductions in the provision for doubtful receivables ($3.1 million), marketing related costs ($1.9 million), and payroll and payroll related costs resulting from staff reductions and associated operating costs brought about by consummation of the Comprehensive and GHI Transactions (see Business-Business Developments).

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased approximately $4.9 million, or 80.9%, primarily because the Company has disposed the majority of its fixed assets and sold its WCNY's Commercial books of business to GHI. Interest expense increased 106.1% to $3.6 million due to the subordinated convertible debt inducement (see Business-Business Developments).

     EXTRAORDINARY GAIN. Extraordinary gain of approximately $18.3 million consists of claims settlement income. The claims settlement income resulted from settlement of commercial claims at forty-five percent of the accrued settlement amounts incurred prior to May 1, 1999.

INFLATION

     Despite the relatively stable inflation rate in the general economy, the health care industry has experienced significantly a higher rate of inflation associated with providing health care services in recent years. The Company utilizes various cost control measures as well as increasing premiums as appropriate to reduce the negative effects of inflation. The company has significantly increased premiums for its FirstChoice commercial line of business as well as member premiums for its WCNY Medicare line of business. There is no assurance that the Company will be successful in reducing the negative effects of inflation associated with providing health care services.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows. For the year ended December 31, 2000, operating activities utilized $5.4 million of cash. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges utilized $3.3 million of cash. Net increase in operating assets utilized $2.1 million of cash. Investing activities utilized $0.3 million of cash, principally consisting of capital expenditures. Financing activities provided $4.5 million of cash principally from proceeds of notes payable to affiliate.

     As part of the Company's plan to bring its net worth into compliance with the State of New York's and the State of Connecticut's requirements, $0.8 million and $4.4 million was infused into the Company during 2000 as notes payable from WellCare Management Group, Inc. and Comprehensive Health Management, Inc., ("CHMI") an affiliate of the majority shareholder, respectively. An additional $750,000 note payable from Comprehensive Health Management of Florida, L.C., an affiliate of the majority shareholder, was infused in March 2001. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 2000 consolidated financial statements states that "the Company's recurring losses from operations, working capital deficit, shareholders' deficiency, failure to achieve the minimum statutory equity requirements of the State of New York Insurance Department and failure to maintain the minimum risk based capital requirements of the State of Connecticut Insurance Department raise substantial doubt about its ability to continue as a going concern." The Company continues to explore the possibility of raising funds through available sources including but not limited to the equity and debt markets. It is uncertain that the Company will be successful at raising funds through these sources.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which postponed the effective date of the SFAS No. 133 for one year. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and amendment to SFAS No. 133. The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provided guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB No. 101 was effective for the Company'' fourth quarter 2000, and required the Company to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. The Company is in compliance with the provisions of SAB No. 101, and adoption of the provisions did not have an impact on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. Interest rates did not have a material adverse effect on the Company's income or its cash flows in fiscal years 2000, 1999, and 1998. However, there can be no assurances that interest rates will not significantly change in 2001.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                                 25
Consolidated Balance Sheets - December 31, 2000 and 1999                     28
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999, and 1998                                          29
Consolidated Statements of Shareholders' Deficiency for the years ended
  December 31, 2000, 1999, and 1998                                          30
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999, and 1998                                          32
Notes to Consolidated Financial Statements                                   33

     CONSOLIDATED SUPLLEMENTAL SCHEDULES

Schedule I - Condensed Financial Information of the Registrant               55
Schedule II - Valuation and Qualifying Accounts                              58

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of WellCare Management Group, Inc.

We have audited the accompanying consolidated balance sheet of WellCare Management Group, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, shareholders' deficiency, and cash flows for the year ended December 31, 2000. Our audit also included the financial statement schedules for the year ended December 31, 2000 listed in the Index at Item 14 (a) 2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit. The financial statements of the Company for the year ended December 31, 1999 were audited by other auditors whose report, dated April 12, 2000, on those statements included an explanatory paragraph that expressed a going concern opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficit, shareholders' deficiency, failure to achieve the minimum statutory equity requirements of the State of New York Insurance Department, and failure to maintain the minimum risk based capital requirements of the State of Connecticut Insurance Department raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deloitte & Touche, LLP
Tampa, Florida
May 25, 2001

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS REPORT

To the Board of Directors and Shareholders of
  The WellCare Management Group, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of the WellCare Management Group, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year ended December 31, 1999. We have also audited the financial statement schedules for the year ended December 31, 1999 listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedules presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules for the year ended December 31, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 16 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficit, shareholders' deficiency and failure to maintain 100% of the contingent reserve requirement of the New York State and Connecticut State Departments of Insurance raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP
Miami, Florida
April 12, 2000

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS REPORT

To the Board of Directors and Shareholders of
  The WellCare Management Group, Inc.
Kingston, New York

We have audited the accompanying consolidated statement of operations, shareholders' deficiency and cash flows of The WellCare Management Group, Inc. and subsidiaries (the "Company") for the year ended December 31, 1998. Our audit also included the financial statement schedules for the year ended December 31, 1998 listed in the index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the Company's results of operations and cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules for the year ended December 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 16 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficit, shareholders' deficiency and failure to maintain 100% of the contingent reserve requirement of the New York State and Connecticut State Departments of Insurance raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deloitte and Touche, LLP
Kingston, New York
May 11, 1999

                THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                  (In $ Thousands)

                                                                     December 31,
                                                            ------------------------------
                                                                 2000            1999
                                                            --------------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents                                  $     6,025     $     7,240
  Accounts receivable (net of allowance for doubtful
   accounts of $200 in 2000 and $434 in 1999)                      8,247           4,385
  Advances to participating providers                                555             586
  Due from affiliate, net                                              -             799
  Other receivables (net of allowance for doubtful
   accounts of $0 in 2000 and $500 in 1999)                          791           1,615
  Prepaid expenses and other current assets                          510           1,066
                                                            --------------  --------------
          Total current assets                                    16,128          15,691
Property and equipment (net of accumulated depreciation
  And amortization of $4,271 in 2000 and $4,613 in 1999)             640             756
Other Assets:
  Restricted cash                                                  3,352           3,773
  Other non-current assets (net of allowance for
   doubtful accounts of $1,376 in 1999)                                -             103
                                                            --------------  --------------
          Total assets                                       $    20,120     $    20,323
                                                            ==============  ==============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
  Medical costs payable                                      $    15,686     $    14,386
  Accrued provider settlement - current portion                    1,052           1,456
  Due to affiliate, net                                              223               -
  Accounts payable and accrued expenses                            2,544           1,268
  Notes payable to affiliate                                       5,206             850
  Unearned revenue                                                 1,919           2,258
                                                            --------------  --------------
          Total current liabilities                               26,630          20,218
Other Liabilities:
  Accrued provider settlement - non-current portion                1,052           2,913
                                                            --------------  --------------
          Total liabilities                                       27,682          23,131

Commitments and Contingencies (Note 13 and 15)

 Shareholders' Deficiency:
  Class A common stock - $0.01 par value;
    1,109,292 shares authorized; 313,555 shares
    issued and outstanding in 2000 and 1999                            3               3
  Common stock - $0.01 par value; 75,000,000 shares
     authorized; 38,807,940 and 38,697,940 shares
     issued in 2000 and 1999, respectively                           388             386
  Additional paid-in capital                                      54,709          54,585
  Accumulated deficit                                            (62,460)        (57,581)
  Accumulated other comprehensive income                               -               1
                                                            --------------  --------------
                                                                  (7,360)         (2,606)
   Treasury stock at cost - 12,850 shares in 2000 and 1999          (202)           (202)
                                                            --------------  --------------
          Total shareholders' deficiency                          (7,562)         (2,808)
                                                            --------------  --------------
          Total liabilities and shareholders' deficiency     $    20,120     $    20,323
                                                            ==============  ==============

                  See Notes to Consolidated Financial Statements

            THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In $ Thousands, Except Per Share Amounts)

                                                             Year Ended December 31,
                                                      ------------------------------------
                                                         2000         1999         1998
                                                      ----------   ----------   ----------
Revenue:
  Premiums earned                                     $  76,231    $ 110,516    $ 142,742
  Interest income                                           346          693        1,189
  Insurance reimbursement                                   776            -            -
  Other Income - net                                      1,251        1,300          518
                                                      ----------   ----------   ----------
Total revenue                                            78,604      112,509      144,449
Expenses:
  Medical expenses                                       69,554      101,798      129,494
  General and administrative expenses                    12,163       20,569       30,066
  Depreciation and amortization                             420        1,147        6,001
  Bad debt expense                                        1,172        2,090        2,575
  Interest expense                                          174        3,565        1,730
                                                      ----------   ----------   ----------
Total expenses                                           83,483      129,169      169,866
                                                      ----------   ----------   ----------
Net loss before income taxes and extraordinary gain      (4,879)     (16,660)     (25,417)
(Benefit) provision for income taxes                          -       (2,152)       5,441
                                                      ----------   ----------   ----------
Net loss before extraordinary item                       (4,879)     (14,508)     (30,858)
Extraordinary gain, net of tax of $2,152 for 1999             -       16,116            -
                                                      ----------   ----------   ----------
Net (loss) income                                        (4,879)       1,608      (30,858)
Preferred stock deemed dividend                               -       (3,043)           -
                                                      ----------   ----------   ----------
Net loss available to common shareholders              $ (4,879)    $ (1,435)    $(30,858)
                                                      ==========   ==========   ==========

Earnings per share:
  Net loss before income taxes &
   extraordinary gain - basic and diluted              $  (0.13)    $  (1.13)    $  (4.36)

  Extraordinary gain - basic and diluted               $      -     $   1.04     $      -

  Net loss available to common
   shareholders - basic and diluted                    $  (0.13)    $  (0.09)    $  (4.36)

Weighted average shares outstanding -
  basic and diluted                                      38,795       15,489        7,081

                 See Notes to Consolidated Financial Statements

               THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                                (In $ Thousands)

                                     Class A and B   Class A            Additional
                                       Preferred     Common    Common    Paid-in      Accumulated
                                         Stock        Stock     Stock    Capital        Deficit
                                     -------------   -------   ------   ----------    ------------
Balance, December 31, 1997             $      -      $   11    $   52   $  26,624      $  (28,331)
Conversion of subordinated
 convertible note into common shares          -           -        12       4,988               -
Conversion of Class A common
 shares to common shares                      -          (1)        1           -               -

Net loss                                      -           -         -           -         (30,858)
Other comprehensive income -
 unrealized holding gains                     -           -         -           -               -
Comprehensive loss                            -           -         -           -               -
                                     -------------   -------   ------   ----------    ------------
Balance, December 31, 1998                    -          10        65      31,612         (59,189)
Conversion of subordinated
 convertible note and accrued
 interest into preferred stock                1           -         -      15,240               -
Subordinated convertible
 debt inducement                              -           -         -       3,043               -
Preferred stock issued for cash               1           -         -       5,002               -
Conversion of preferred stock
 to common stock                             (2)          -       314        (312)              -
Conversion of Class A common
 stock to common stock                        -          (7)        7           -               -
Net income                                    -           -         -           -           1,608
Other comprehensive income -
 unrealized Holding gains                     -           -         -           -               -
Comprehensive income                          -           -         -           -               -
Repayment of loan receivable                  -           -         -           -               -
                                     -------------   -------   ------   ----------    ------------
Balance, December 31, 1999                    -           3       386      54,585         (57,581)
Net loss                                      -           -         -           -          (4,879)
Other comprehensive income -
 unrealized holding gains                     -           -         -           -               -
Comprehensive income                          -           -         -           -               -
Issuance of common stock                      -           -         2         124               -
                                     -------------   -------   ------   ----------    ------------
Balance, December 31, 2000             $      -      $    3    $  388   $  54,709      $  (62,460)
                                     =============   =======   ======   ==========    ============

                 See Notes to Consolidated Financial Statements

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                              (In $ Thousands)

                                 Accumulated                                Total (Capital
                                   Compre-           Notes                   Deficiency)
                                   Hensive        Receivables    Treasury   Shareholders'
                                Income/(Loss)    Shareholders     Stock       Equity
                                -------------    ------------    --------   --------------
Balance, December 31, 1997       $        -       $      (5)     $  (202)    $    (1,851)
Conversion of subordinated
 convertible note into
 common shares                            -               -            -           5,000
Conversion of Class A common
 shares to common shares                  -               -            -               -
Net loss                                  -               -            -         (30,858)
Other comprehensive income -
 unrealized holding gains                 1               -            -               1
Comprehensive loss                        -               -            -         (30,857)
                                -------------    ------------    --------   --------------
Balance, December 31, 1998                1              (5)        (202)        (27,708)
Conversion of subordinated
 convertible note and accrued
 interest into preferred stock            -               -            -          15,241
Subordinated convertible
 debt inducement                          -               -            -           3,043
Preferred stock issued for cash           -               -            -           5,003
Conversion of preferred stock
 to common stock                          -               -            -               -
Conversion of Class A common
 stock to common stock                    -               -            -               -
Net income                                -               -            -           1,608
Other comprehensive income -
 unrealized Holding gains                 -               -            -               -
Comprehensive income                      -               -            -           1,608
Repayment of loan receivable              -               5            -               5
                                -------------    ------------    --------   --------------
Balance, December 31, 1999                1               -         (202)         (2,808)
Net loss                                  -               -            -          (4,879)
Other comprehensive income -
 unrealized Holding gains                (1)              -            -              (1)
Comprehensive income                      -               -            -               -
Issuance of common stock                  -               -            -             126
                                -------------    ------------    --------   --------------
Balance, December 31, 2000                -               -         (202)         (7,562)
                                =============    ============    ========   ==============

                 See Notes to Consolidated Financial Statements

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In $ Thousands)

                                                              Year Ended December 31,
                                                       --------------------------------------
                                                          2000          1999          1998
                                                       ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                      $  (4,879)    $   1,608     $ (30,858)
Adjustments to reconcile net (loss) income
 to net cash used in operating activities:
  Depreciation and amortization                              420         1,147         6,001
  Bad debt expense                                         1,172         2,090         2,575
  Decrease in deferred taxes                                   -             -         5,441
  Interest expense on inducement                               -         3,043             -
  Loss on impaired assets                                      -             -         2,812
  (Gain) loss on sale of assets and other                      -          (218)            1
  Extraordinary gain on claim settlements                      -       (18,268)            -
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable            (4,971)       (3,667)        1,987
    Decrease in accounts receivable -
     non-current - net                                         -             -           225
    Decrease (increase) in advances to
     participating providers                                  31          (531)        2,804
    Decrease (increase) in due from affiliate, net         1,022          (574)            -
    Decrease (increase) in other receivables - net           864        (1,024)        3,328
    Decrease (increase) in prepaid expenses and
     other current assets and other assets                   556           590           (19)
    Decrease in restricted cash                              421         1,513           485
    Increase in other non-current assets -
     excluding other receivables                               -             -          (205)
    Increase in medical cost payable                       1,300         5,776         9,083
    Increase (decrease) in accounts payable and
     accrued expenses                                      1,275        (1,370)       (1,303)
    (Decrease) increase in provider settlement            (2,265)        4,369             -
    (Decrease) increase in unearned revenue                 (339)       (4,509)        1,083
                                                       ----------    ----------    ----------
      Net cash (used in) provided by
       operating activities                               (5,393)      (10,025)        3,440

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                               -         5,015             -
    Purchase of property and equipment                      (304)          (56)         (656)
    Decrease in notes receivable                               -            61           745
    Sale of investments                                        -             -           101
                                                       ----------    ----------    ----------
      Net cash (used in) provided by
       investing activities                                 (304)        5,020           190

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to affiliate               4,356           850             -
    Issuance of common stock                                 126             -             -
    Principal payments of long-term debt                       -             -          (605)
    Issuance of series A preferred stock                       -         5,002             -
                                                       ----------    ----------    ----------
      Net cash provided by  (used in)
       financing activities                                4,482         5,852          (605)
                                                       ----------    ----------    ----------
      Net (decrease) increase in cash and
       cash equivalents                                   (1,215)          847         3,025
Cash and cash equivalents, beginning of period             7,240         6,393         3,368
                                                       ----------    ----------    ----------
Cash and cash equivalents, end of period               $   6,025     $   7,240     $   6,393
                                                       ==========    ==========    ==========

Supplemental Cash Flow Information:
  Cash paid for interest                               $       -     $     502     $   1,131

                   See Notes to Consolidated Financial Statements

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

1.     ORGANIZATION

     The Wellcare Management Group, Inc. ("WellCare" or the "Company"), a New York corporation, owns, operates and provides management services to health maintenance organizations ("HMO"). An HMO is an organization that accepts contractual responsibility for the delivery of a stated range of health care services to its members for a predetermined, prepaid fee.

     Well Care of New York, Inc. ("WCNY"), a wholly-owned subsidiary, operates as an HMO in New York State. WCNY has a certificate of authority under Article 44 of the New York State Public Health Law to operate in 25 counties in the Greater Hudson River Valley, Capital District, Southern Tier and New York/Westchester County. WCNY is a mixed IPA/Direct Contract model HMO. Under this type of arrangement, agreements are entered into with regional health care delivery networks currently organized as independent practice associations ("IPAs" or "Alliances") which in turn contract with providers to render health care services to HMO enrollees. The HMO also contracts directly with individual primary care physicians or physician groups for health care services not contracted through the IPAs.

     FirstChoice HealthPlans of Connecticut, Inc. ("FirstChoice", formerly WellCare of Connecticut, Inc.), a wholly-owned subsidiary of WCNY, operates as an IPA model HMO in the state of Connecticut. Under this type of arrangement, agreements are entered into with IPAs and Physician Hospital Organizations ("PHOs") and individual physicians for the provision of all medical care to FirstChoice's enrollees for a specified fee for services rendered. FirstChoice is approved to operate State-wide in Connecticut. Effective October 1, 2000, FirstChoice closed on its transaction with HealthChoice of Connecticut, Inc., ("HealthChoice") to acquire the assets of HealthChoice's Medicaid line of business, known as PreferredOne for a purchase price of $1.00 (one dollar). FirstChoice, which was licensed solely as a commercial health maintenance organization in the State of Connecticut, covering about 4,200 members, received all necessary regulatory approval effective October 1, 2000 to assume the responsibility for approximately 24,000 adult and child members of HealthChoice's Medicaid and HUSKY Plans.

     Well Care Administration, Inc. ("WCA") (formerly Agente Benefit Consultants, Inc. ("ABC")) is a wholly-owned subsidiary that administered the Company's pharmacy, vision care, dental care and other specialty care benefit programs as stand-alone products to self-insured employer and other groups until June 1999. WCA was rendered inactive after June 1999 as the Company's pharmacy, vision care, dental care and other specialty care benefit programs were contracted with third party venders and was subsequently dissolved in October 2000.

     Well Care Development, Inc. ("WCD") is a wholly-owned subsidiary formed to acquire, own and develop real estate. WCD was rendered inactive as of June 1999 and was subsequently dissolved in October 2000.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

1.     ORGANIZATION - CONTINUED

     In June 1999, Kiran C. Patel, M.D. ("Dr. Patel"), the principal owner of Well Care HMO, Inc., a Florida corporation, an entity unrelated to WellCare, purchased a fifty-five (55%) percent ownership interest in the Company for $5.0 million (the "Patel Transaction"). As part of the purchase transaction, Dr. Patel received 100,000 shares (the "Shares") of a newly authorized series of senior convertible preferred stock ("Series A Convertible Preferred Stock"), which provided Dr. Patel with 55% of WellCare's voting power. The preferred stock was subject to mandatory conversion into common stock upon the amendment of WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million shares to 75 million shares. Due to the excess of the fair value of the underlying common stock, which totaled approximately $8 million over the purchase price, the Company recorded a deemed dividend on the preferred stock totaling approximately $3 million. For financial statement purposes, the issuance of the common stock in exchange for the preferred stock has been reflected as of December 31, 1999, however, the physical transfer took place in April 2000. The shares are subject to anti-dilution rights, whereby upon conversion Dr. Patel will generally preserve his 55% interest in WellCare until there are 75 million shares of common stock issued and outstanding. In order to preserve his 55% interest, Dr. Patel will be required to pay the par value ($0.01 per share) for each common share subsequently purchased.

     As a condition to the closing of the Patel transaction, the holders of 680,747 shares of Class A common stock, which has ten votes per share, agreed to convert their shares into shares of common stock on a share-for-share basis. Mr. Robert W. Morey, the holder of 313,555 share of Class A common stock outstanding, gave a two year proxy in favor of Dr. Patel to vote Mr. Morey's shares of Class A common stock.

     In June 1999, Group Health Incorporated ("GHI") purchased WCNY's commercial business, consisting mainly of other assets and goodwill associated with member lives, for approximately $5.0 million (the "GHI Transaction"). During 1999, the Company recorded a gain of $352,000 in connection with the sale. As stipulated and agreed upon in the GHI transaction, WellCare and WCNY will not engage in commercial HMO business in New York for a period of one year from the June 1, 1999 closing date.

     In June 1999, as a condition to the successful closing of the Patel and the GHI transactions, various hospitals, physicians and other health care providers entered into settlement agreements to settle claims for services provided to WCNY HMO members through April 30, 1999. The various hospitals, physicians and other health care providers agreed to accept a payment of 30% of the balance owed by the Company to the provider in the year of settlement, plus 5% of the balance owed by the Company, payable on February 1 of the three years subsequent to the year of settlement if they continue to be participating WCNY providers. These claims are settled from a provider pool consisting of all the proceeds from the Patel and GHI transactions in addition to 80% of WCNY's premium receivables at April 30, 1999. For the year ended December 31, 1999, the Company recognized an extraordinary gain of $18.3 million due to the results of the completed provider settlements. At December 31, 2000 and 1999, the Company maintained accruals of $2.1 million and $4.4 million respectively, pertaining to this transaction, of which $1.1 million and $2.9 million, respectively was included in non-current liabilities.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

1.     ORGANIZATION - CONTINUED

     As a further condition to the successful closing of the Patel transaction, in June 1999, The 1818 Fund II, L.P. (the "Fund"), the general partner of which is Brown Brothers Harriman & Co., converted $15.0 million in subordinated note, plus accrued interest (8%) of approximately $0.8 million into 100,000 shares of senior convertible preferred stock ("Series" B) of the Company, which was then converted into 10.0 million shares of Common Stock. In connection with the conversion of the Series B preferred stock, the Company recorded interest expense of approximately $3.0 million relating to the fair value of the shares received in excess of the shares issuable at a conversion price of $8.00 per share.

2.     SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include its wholly owned subsidiaries, Wellcare of New York, Inc. ("WCNY") and Wellcare of Connecticut, Inc. ("FirstChoice"). All significant intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS - The Company considers all demand deposits, overnight investments, and highly liquid investments with a maturity of three months or less to be cash equivalents. The Company includes all cash overdrafts in accounts payable.

     RESTRICTED CASH - Restricted cash includes amounts in escrow with a provider and statutory cash reserve requirement of the State of New York Insurance Department.

     ADVANCES TO PROVIDERS - Advances to providers consist principally of amounts advanced hospitals which are under contract with the WellCare HMOs to provide medical services to plan members. Such advances provide funding to these providers for claims incurred but not yet reported or claims in the process of adjudication. The WellCare HMOs have the right to offset such advances against future claims payments.

     PROPERTY AND EQUIPMENT - Property and equipment is stated at cost net of accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. During 2000, the Company changed the estimated useful life of certain property and equipment from five years to a range of three to ten years. The Company believes that estimated useful lives ranging from three to ten years more appropriately reflects the timing of the economic benefits to be received from such assets. During 2000, the impact to operations due to the change in estimated useful lives was a decrease in depreciation expense by approximately $521,000.

     GOODWILL - Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities. As a result of its evaluation, and in light of the June 1999 transaction with an unrelated party, the Company wrote off in 1998 approximately $2,323,000 to reduce the remaining unamortized goodwill to its net realizable value. The remaining balance was sold as part of one of the June 1999 transactions (see GHI Transaction in Note
1).

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

2.     SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of the net carrying value of its property and equipment, and other long-lived assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Impairment would be recognized by a charge to operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximate their fair value because of their short-term nature.

     CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and receivables. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality. Concentrations of credit risk with respect to premium receivables are limited, as the majority of the Company's business is generated from government sponsored programs. As of December 31, 2000 and 1999, management believes that the Company had no significant concentrations of credit risk.

     USE OF ESTIMATES - The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION - Premiums from subscribers are recorded as income in the period that subscribers are entitled to service. Premiums received in advance are deferred.

     MEDICAL EXPENSES - Medical expenses include estimates for physician services, hospital services, pharmacy expenses, and other medical expenses incurred but not yet reported ("IBNR") based on a number of factors, including hospital admissions data and prior claims experience; adjustments, if necessary, are made to medical expenses in the period the actual claims costs are ultimately determined. The Company believes the IBNR estimates in the consolidated financial statements are adequate; however, there can be no assurances that actual health care claims will not exceed such estimates.

     REINSURANCE - The WellCare HMOs insure excess loss for health care claims under policies with a reinsurance company. Under the excess loss reinsurance policies, recoveries are made for annual claims of each member in excess of the deductible established in the policies subject to certain limitations. The Company's deductibles were $85,000 for the FirstChoice lines of business and $115,000 and $100,000 for WCNY's Medicaid and Medicare lines of business, respectively, during fiscal years 2000, 1999, and 1998.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

2.     SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     PROVISION FOR LOSS CONTRACTS - It is the Company's policy to evaluate all contracts and recognize losses on contracts when estimated future health care costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums and stop-loss insurance recoveries. Management has evaluated the contracts currently in place and determined that no accrual was necessary at December 31, 2000, 1999, and 1998.

     STOCK-BASED COMPENSATION - As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to recognize stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and to disclose in the notes to consolidated financial statements the effects of SFAS No. 123 as if its fair value recognition provisions were adopted. See Note 9.

     ADVERTISING COSTS - Advertising costs, which include costs for certain marketing materials and development/implementation of public relations and marketing campaigns, are expensed as incurred.

     INCOME TAXES - The Company accounts for income taxes under the asset and liability method as required by Statement of Financial Accounting Standard ("SFAS') No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted.

     EARNINGS PER SHARE - Basic net income (loss) per share is computed using weighted average number of common shares outstanding for the applicable period. Diluted net income (loss) per share reflects the potential dilutive effect of securities (which consist of stock options) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution.

     RECLASSIFICATION - Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which postponed the effective date of the SFAS No. 133 for one year. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and amendment to SFAS No. 133. The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

2.     SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provided guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB No. 101 was effective for the Company'' fourth quarter 2000, and required the Company to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. The Company is in compliance with the provisions of SAB No. 101, and adoption of the provisions did not have an impact on the Company's consolidated financial statements.

3.     OTHER RECEIVABLES

     Other receivables consisted of the following (in thousands):

                                                      December 31,
                                               --------------------------
                                                   2000          1999
                                               ------------  ------------
Receivable from third-party insurers            $      40     $     120
Reinsurance receivable                                102           245

New York State Pools receivable                         -           543
Pharmacy rebate receivable                            125             -
Insurance claims receivable                             -           218
Other                                                 524           489
                                               ------------  ------------
Total other receivable                          $     791     $   1,615
                                               ============  ============

4.     Notes Receivable

     In prior years, the Company made advances to certain medical providers to enhance WCNY's provider network. The advances were recorded as notes receivable of approximately $2,997,000 at December 31, 1999. As no payments have been received since March 1997, the notes receivable were fully reserved in 1999. Due to the significant uncertainty of collectibility of these advances, the Company wrote off the notes receivable and valuation allowances in 2000.

5.     PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                        December 31,
                                                 --------------------------
                                                     2000          1999
                                                 ------------  ------------
Computer hardware and software                    $   3,461     $   3,486
Furniture, fixtures, and equipment                    1,450         1,883
                                                 ------------  ------------
Total                                                 4,911         5,369
Less accumulated depreciation and amortization        4,271         4,613
                                                 ------------  ------------
Property and equipment, net                       $     640     $     756
                                                 ============  ============

     Depreciation expense for the years ended December 31, 2000, 1999, and 1998 were $420,000, $1,147,000, and $3,624,000, respectively.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

5.     PROPERTY AND EQUIPMENT - CONTINUED

     In June 1999, the Company agreed to transfer ownership of certain real property to the mortgagee of those properties in consideration of the mortgagees relieving the Company of any liability for any deficiency between the amount of the mortgage balances and the value of the property. A loss of approximately $100,000 was recorded in connection with this transaction. In 1998, the Company recorded a loss on impairment of assets of approximately $2.8 million, with a corresponding reduction in buildings and building improvements, to adjust the net carrying value of the assets to the amount of the mortgage balances.

     Included in computer equipment and furniture, fixtures and equipment is equipment financed through capital leases aggregating approximately $2,574,000 at December 31, 1999. As part of the Patel and GHI transactions, the leased equipment was either returned to the lessors or was assumed by GHI.
Accumulated amortization relating to assets financed through capital leases was approximately $2,574,000 and $2,272,000 at December 31, 1999 and 1998,
respectively.

6.     MEDICAL COSTS PAYABLE

     The following table summarizes the activities of medical costs payable (in thousands):

                                          December 31,
                                   --------------------------
                                       2000          1999
                                   ------------  ------------
Balance, beginning of year          $  14,386     $  26,404
Total incurred related to:
  Current year                         69,840        97,429
  Prior year                             (286)        4,369
                                   ------------  ------------
 Total incurred                        69,554       101,798
Paid and settled related to:

  Current year                        (55,472)     (112,506)
  Prior year                          (12,782)       (1,310)
                                   ------------  ------------
Total paid                            (68,254)     (113,816)
                                   ------------  ------------
Balance, end of year                $  15,686     $  14,386
                                   ============  ============

     The liability for accrued medical costs payable includes management's estimate of amounts required to settle known claims, claims in the process of adjudication, and estimated claims incurred but not reported.

     During 2000, the Company experienced favorable claims expense related to its estimated reserves for claims payable at December 31, 1999. The accompanying financial statements reflect a $286,000 decrease in medical expenses for 2000 relating to a change in estimate on prior year claims liabilities.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

7.     NOTES PAYABLE TO AFFILIATE

     Notes payable to affiliate consisted of the following (in thousands):

                                                                      December 31,
                                                               --------------------------
                                                                   2000          1999
                                                               ------------  ------------
Subordinated note payable to a related party; principle due
 on demand; interest at 8 1/2 percent per annum                 $     850     $     850

Subordinated note payable to a related party; principle due
 on demand; interest at 8 1/2 percent per annum                     2,200             -

Subordinated note payable to a related party; principle due
 on demand; interest at 8 1/2 percent per annum                     1,356             -

Subordinated note payable to a related party; principle due
 on demand; interest at 8 1/2 percent per annum                       800             -
                                                               ------------  ------------
Notes payable to affiliate                                      $   5,206     $     850
                                                               ============  ============

8.     INCOME TAXES

     A reconciliation of the federal statutory rate to the Company's effective income tax rate is as follows:

                                                                       December 31,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              --------  --------  --------
Federal statutory rate                                           34.0%     34.0%     34.0%
State income taxes - net of federal benefit                       6.4       6.4       6.4
Expense on debt inducement                                          -      64.5         -
Income on claims settlement                                         -    (105.2)        -
Limitation of NOL carryforward due to change in ownership           -      69.0         -
Other                                                               -     113.3         -
Change in valuation allowance                                   (40.4)   (182.0)        -
                                                              --------  --------  --------
Effective rate                                                      -%        -%     40.4%
                                                              ========  ========  ========

The significant components of deferred taxes were as follow (in $ thousands):

                                                            December 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
Deferred tax assets:
  Accounts receivable and other receivables -

    allowance for bad debt                           $       81    $    2,144
  Other                                                   6,546           538
  Net operating loss carry forward                       13,013         3,893
                                                    ------------  ------------
Total deferred tax asset before valuation allowance      19,640         6,575
Less valuation allowance                                 19,640         6,575
                                                    ------------  ------------
Net deferred tax asset                               $        -    $        -
                                                    ============  ============

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

8.     INCOME TAXES - CONTINUED

     The Company has net operating loss ("NOL") carryforwards in the amount of approximately $70,000,000 expiring through 2020. Of this amount, approximately $37,900,000 of NOL carryforward has been limited by imposition of Section 382 of the Internal Revenue Code due to a change in the Company's ownership in 1999. The ability to realize the tax benefits associated with deferred tax assets and NOLs is reliant upon the Company's ability to generate future taxable income from operations and/or to effectuate successful tax planning strategies. Although management believes that profitable operations may be achieved in the future, in view of their size and length of the expected recoup period, the Company provided a 100% valuation allowance in both 2000 and 1999 with respect to the deferred tax assets for 2000 and 1999 respectively.

9.     STOCK OPTIONS

     In March 1993, the Company created the 1993 Incentive and Non-Incentive Stock Option Plan (the "1993 Stock Option Plan") to encourage selected employees, directors, and other persons who contribute materially to the Company's success. The 1993 Stock Option Plan was amended in October 1999, which allowed for an aggregate of 5,000,000 shares of the Company's common stock, par value $0.01 per share, to be reserved for issuance upon the exercise of options which may be granted from time to time in accordance with the 1993 Stock Option Plan. The options shall have a term of no more than ten years from the date of grant but shall terminate, lapse and expire at such earlier time or times as provided in the Option Agreement governing such option. Options granted are not subject to review and are conclusive, although in no event shall such purchase price be less than (i) 100% of the fair market value of the Company's common stock on the date of grant for Incentive Options (110% of the fair market value of the Company's common stock on the date of grant is made to a 10% owner) and (ii) 75% of the fair market value of the Company's common stock on the date of grant for Non-Incentive Options. The following is a summary of the transactions under the 1993 Stock Option Plan:

     The following table summarizes the activities related to options during 2000, 1999, and 1998:

                                         2000          1999          1998
                                     ------------  ------------  ------------
Outstanding, beginning of year         4,009,535       598,741       650,179
Exercised during the year                      -             -             -
Terminated during the year                (7,535)     (589,206)     (275,438)
Granted during the year                        -     4,000,000       224,000
                                     ------------  ------------  ------------
Outstanding, end of year               4,002,000     4,009,535       598,741
                                     ============  ============  ============

Options exercisable at year end          573,429       580,964       463,005
Weighted average fair value of
 Options granted during the year      $        -    $     0.25    $        -

     At December 31, 2000, there were 4,002,000 options outstanding, of which 573,429 options were exercisable, with a weighted average exercise price of $0.375 per share and a weighted average remaining contractual life of nine years.

     During, 1999 the Company granted 4,000,000 options to purchase common stock at an exercise price of $0.375 per share. The options expire in ten years and vest over a period of seven years.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

9.     STOCK OPTIONS - CONTINUED

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

     In December 1996, the Company created the 1996 Non-Incentive Executive Stock Option Plan (the "NIE Plan") to acknowledge exceptional services to the Company by senior executives and to provide an added incentive for such senior executives to continue to provide such services and to promote the best interests of the Company. An aggregate of 650,000 shares, all of which are available for grant as of December 31, 2000, of the Company's common stock, par value $0.01 per share, are reserved under this plan with options to purchase granted to any one senior executive limited to 600,000 shares or less. All options have a term of five years from the date of grant but shall terminate, lapse and expire at such earlier time or times as provided in the Option Agreement governing such option. Options granted are not subject to review and are conclusive, although in no event shall such purchase price be less than the fair market value (as defined in the Agreement). The following is a summary of the transactions under the NIE Plan:

                                               1999          1998
                                           ------------  ------------
Outstanding, beginning of year                 600,000       600,000
Exercised during the year                            -             -
Terminated during the year                    (600,000)            -
Granted during the year                              -             -
                                           ------------  ------------
Outstanding, end of year                             -       600,000
                                           ============  ============

Options exercisable at year end                      -       200,000
Option price per share                               -    $4.00-$6.25

     The Company has adopted the disclosure only provisions SFAS No. 123. Accordingly, no compensation cost has been recognized for the options in the accompanying consolidated statements of operations. Had compensation cost for grants made under the Company's stock option plan and non-incentive executive stock option plan been determined based on the fair value at the grant date in a manner consistent with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows ($ in thousands, except per share amounts):

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

9.     STOCK OPTIONS - CONTINUED

                                                          December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Net loss available to common shareholders:
  As reported                                     $ (4,879) $ (1,435) $(30,858)
  Pro forma                                         (4,928)   (1,695)  (33,272)

Net loss available to common shareholders
 per share - basic and diluted:
  As reported                                     $  (0.13) $  (0.09) $  (4.36)
  Pro forma                                          (0.13)    (0.11)    (4.70)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, 1998, respectively: expected volatility of 131.0%, 45.8%, and 144.1%; expected lives of 7.0, 3.0, and 3.7 years; and risk-free interest rate of 4.0%, 6.0%, and 7.0%. Additionally, in each year, the dividend yield was 0%.

10.     EARNINGS PER SHARE

     Options to purchase 4,002,000, 4,009,535, and 598,741 shares of common stock were outstanding, but were not included in the computation of diluted Earnings Per Share ("EPS") at December 31, 2000, 1999, and 1998 respectively, due to their anti-dilutive effect.

     The 8% subordinated convertible note amounting to $15,000,000 is not included in the computation of 1999 diluted EPS prior to its conversion due to its anti-dilutive effect. The note was converted during 1999.

     The Company's common stock shares are subject to anti-dilution rights whereby upon conversion the majority shareholder will generally preserve his 55% interest in Wellcare until there are 75 million shares of common stock issued and outstanding. Accordingly, during a year when the Company is in a net income position, earnings per share could potentially be diluted by common stock shares totaling as much as 55% of 75 million shares less the number of shares outstanding at any given point in time.

11.     RETIREMENT SAVINGS PLAN

     The Company sponsored a retirement plan (the "Plan") designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over age twenty-one (21) who have been employed by the Company for at least one year with one thousand (1,000) hours of service are eligible to participate in the plan. Employees may contribute to the plan on a tax - deferred basis generally up to 18% of their total annual salary. Under the plan, the Company makes matching contributions at the rate of 50% of the amount contributed by the employees up to a maximum of 2% of the employee's total annual compensation. The employer contributions are vested after five (5) years of service. The Company contributed approximately $0, $0, and $58,000 for 2000, 1999, and 1998, respectively. The Plan was terminated in May 2000 as all employees are paid by Comprehensive Health Management, Inc. ("CHM"), an affiliate of the majority shareholder, in accordance with contract specifications. Payroll expenses related to the Company's marketing employees are reimbursed to CHM and administrative employee payroll expenses are the responsibility of CHM.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

12.     RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

     WCNY and FirstChoice have entered into management agreements with Comprehensive Health Management, Inc. ("CHM"), a Company that was established by the majority shareholder to provide management, administrative services, and claims processing services to health maintenance organizations. During September 1999, WCNY and FirstChoice each executed a five-year management agreement with CHM to perform claims processing services, utilization review, payroll services, and most all of the administrative functions of the Company, excluding certain marketing functions. CHM is responsible for all the administrative employees' payroll and business expenses. Additionally, CHM is responsible for maintaining the claims related data processing equipment and software.

     The management fee for each Company ranges from 9.5% of premium revenue earned when there are less than 40,000 members to 7.5% of premium revenue earned when there are more than 80,000 members. In June 2000, the agreements were amended to generally provide CHM with enough revenue to cover its own costs related to the provision of management services to the Company and other affiliated HMOs. As a result of the amended agreements, the management fee was revised to reflect ranges of 11.5% of premium revenue earned when there are less than 40,000 members and 9.5% of premium revenue earned when there are more than 80,000 members. During 2000, CHM operated at a deficit of approximately $4.0 million and CHM is currently evaluating the adequacy of the current fee structure. Management anticipates that adjustments to the fee structure will occur during the next fiscal year to improve the cost recovery at CHM.

     Management fees, net of asset purchases and excluded membership groups, for the years ended December 31, 2000 and 1999 were approximately $7,799,000 and $3,046,000, respectively, which were included in general and administrative expenses. At December 31, 2000, the Company owed CHM approximately $223,000. At December 31, 1999, CHM owed the Company approximately $799,000. As a result of the CHM management agreement, the Company's general and administrative expenses as a percentage of total revenue decreased from 20.1% in 1999, and to 17.0% in 2000.


OTHER

     The Company has entered into various lease agreements for office space. As part of the management agreement, CHM makes payments to the lessors on behalf of the Company. The payments for leased space are an integral part of the management fee, and lease payments made by CHM to lessors amounted to approximately $619,000 and $332,000 during 2000 and 1999, respectively.

     Under the management services agreement, the Company is responsible for the direct salary cost of their marketing personnel. During 2000, CHM processed and paid the payroll for the Company's marketing personnel. The Company reimbursed CHM approximately $1,620,000 and $660,000 during 2000 and 1999, respectively related to these direct salary costs during the current year.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

12.     RELATED PARTY TRANSACTIONS - CONTINUED

     Well Care HMO, Inc., an affiliate of the majority shareholder, paid for director and officers and errors and omissions insurance policies and allocates the expense proportionately to various related entities. As of December 31, 2000, WCNY owes Well Care HMO, Inc. approximately $123,000 for its proportionate share of the policy premiums.

NOTES PAYABLE

     The Company's majority shareholder has provided financing to the Company through various cash infusions from related enterprises. During 2000, approximately $4.4 million in surplus notes were provided to the Company from enterprises controlled by the majority shareholder, which are due upon demand with interest accruing at 8.5% per annum. The cash infusions were primarily used by the Company to increase the statutory net equity of WCNY and FirstChoice during the year. See Note 7 for details.

13.     COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATION WITH IPAS

     WCNY has entered into various contractual arrangements with a majority of its primary care physicians and specialists through contracts with regional health care delivery networks. These agreements call for capitating IPAs comprised of specialists and primary care physicians. Under the agreements, the Company pays the IPAs for medical services provided by primary care physicians and specialists. The IPAs in turn reimburse those providers for the services that are provided by each physician. ProMedco Hudson Valley ("ProMedco"), an IPA group that WCNY had contracted with filed bankruptcy in April 2001. Based on the executed contracts with the IPAs, WCNY is not liable for the IPAs' liabilities, however, in the event the IPAs default on their financial obligations, the provider network could be materially affected. Management is currently evaluating its options on restructuring the physician network and various contingency plans with respect to individual physicians within the ProMedco IPAs.

OPERATING LEASES

     Pursuant to management agreements with CHM, rental expenses are the responsibility of CHM. At December 31, 2000, the Company is the named lessee on certain non-cancelable operating lease obligations. Accordingly, future minimum lease payments under such non-cancelable operating leases are as follows:

     2001         $ 184,117
     2002           148,583
     2003           137,003
     2004           142,483
     2005            97,488
     Thereafter           -
                  ---------
                  $ 709,674
                  =========

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued

13.     COMMITMENTS AND CONTINGENCIES - CONTINUED

     The Company is not a party to any material pending legal proceedings. The Company at times does have routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition.

     The Company is currently in negotiations with a former provider group regarding a number of outstanding and disputed claims. The total amount in dispute is estimated by Management to be less than $25,000. A formal response along with the detail of all disputed claims and their resolution have been submitted to the provider group. During 2000, the Company established an escrow account of $450,000 relating to this matter, which is included in restricted cash in the financial statements.

     The Company and certain of its subsidiaries, including WCNY have responded to subpoenas issued in April and August 1997 from the United States District Court for the Northern District of New York through the office of the United States Attorney for that District. These subpoenas sought the production of various documents concerning financial and accounting systems, corporate records, press releases and other external communications. While the United States Attorney has not disclosed the purposes of its inquiry, the Company has reason to believe that neither its current management nor its current directors are subjects or targets of the investigation. The Company has, however, informed the government that it will continue to cooperate fully in any way that it can in connection with the ongoing investigation. As of December 31, 2000, 1999, and 1998, no amounts have been accrued to the consolidated financial statements regarding the resolution of this investigation.

     On July 31, 1996 and October 3, 1996 the Securities and Exchange Commission ("SEC") issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996, and with subsequent requests for supplementation. The current management is unaware of any ongoing investigation by the SEC. As of December 31, 2000, 1999, and 1998, no amounts have been accrued to the consolidated financial statements regarding the resolution of this investigation.

     Between April and June 1996, the Company, its former President and Chief Executive Officer (Edward A. Ullmann), and its former Vice President of Finance and Chief Financial Officer (Marystephanie Corsones) were named as defendants in twelve separate actions filed in Federal Court (the "Securities Litigations"). Additionally, three directors were also named in one of these actions. Plaintiffs sought to recover damages allegedly caused by the Company's defendants' violations of federal securities laws with regard to the preparation and dissemination to the investing public of false and misleading information concerning the Company's financial condition.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

13.     COMMITMENTS AND CONTINGENCIES - CONTINUED

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

     In May 1999, the Company entered into a settlement agreement for $2.5 million, all of which is being funded by the insurance carrier, which provided coverage to the individual defendants. The settlement agreement received Federal Court approval in January 2000. The Company was reimbursed by the insurance carrier of approximately $776,000 for expenses related to fees paid to the attorneys representing the individual defendants, less the Company's insurance deductible. The reimbursement was included in other revenue in fiscal year 2000.

     The WellCare HMOs are subject to assessments from various high-risk insurance pools administered by the State of New York and Connecticut. The liabilities related to these pools are not estimable at December 31, 2000 with the exception of an assessment made by the Connecticut Small Employer Health Reinsurance Pool (the "Small Employer Pool"). During 2000, the Small Employer Pool assessed the Company approximately $500,000 relating to 1999 and 1998. This change in estimate was accrued in "accounts payable and accrued expenses" and was recorded as a decrease to net income of $500,000 in the 2000 financial statements.

     The Company conducts a significant portion of its HMO business with Federal and State sponsored programs. As part of their participation, the Company is subject to legislative and regulatory change which is beyond management's control. Management continues to monitor these changes in reimbursement levels and has made no provisions to the financial statements for these contingencies.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

14.     PRIMERGY SETTLEMENT

     In July 1999, the Company entered into an agreement (the "Settlement Agreement") with Primergy, Promedco of the Hudson Valley, Inc., and Promedco Management Company to settle outstanding indebtedness to the Company from Primergy. Primergy's indebtedness to the Company pertains to an acquisition by Primergy of a former subsidiary of the Company's during 1995. Promedco of the Hudson Valley, Inc., and Promedco Management Company are affiliates of Primergy. Due to uncertainty surrounding the financial condition of Primergy, the indebtedness from Primergy was fully reserved for during the years 1995
through 1998, and was written off completely in 1999.   The Settlement
Agreement stipulated a $425,000 cash payment to the Company at closing, and required a release to the Company from Primergy for approximately $325,000 in past payments due to Primergy.

     The Company is a party to service agreements with five IPA's owned by Primergy (the "Primergy IPA's"). Accordingly, the Settlement Agreement further required Primergy to pay $2 per member per month for the period commencing from August 31, 2000 to July 31, 2002 for members assigned to the Primergy IPA's. Such payment is guaranteed by Promedco Management Company. The Primergy IPA's contract period was reduced and currently will terminate on July 31, 2002. In 2000, the Company recognized approximately $118,000 in income pertaining to this settlement. Such amount is included in "Other Income - Net" in the 2000 financial statements.

15.     STATUTORY SURPLUS REQUIREMENTS

     The State of Connecticut Insurance Department requires that stipulated amounts of surplus be maintained at all times. FirstChoice must maintain a minimum net worth equal to the greater of: (A) $1,000,000; or (B) 2% of its annual premium revenues as reported on the most recent annual financial statement filed with the State of Connecticut Insurance Department on the first $150,000,000 of premium revenues plus 1% of annual premium revenues in excess of $150,000,000. At December 31, 2000 FirstChoice's statutory net worth was approximately $1.7 million, which was in compliance with the net worth requirement.

     The Risk-Based Capital ("RBC") requirements for health care centers were adopted through a regulation promulgated by the Department effective January 31, 2000. The main purpose of the Regulation is to provide a tool for insurance regulators to evaluate the capital of insurers. FirstChoice filed a RBC report as of December 31, 2000 on March 1, 2001. This report disclosed that FirstChoice did not meet the minimum RBC requirements and triggered an Authorized Control Level ("ACL") event as defined in the regulation. An ACL event occurred since the Company's total adjusted capital was above the Mandatory Control Level ("MCL") but less than ACL RBC. The State of Connecticut Insurance Department may take regulatory action against the Company as a result of filing this RBC report, including but not limited to, placing the Company under regulatory control. As of May 25, 2001, the State of Connecticut Insurance Department has not taken any action.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

15.     STATUTORY SURPLUS REQUIREMENTS - CONTINUED

     FirstChoice underwent an examination for the period from March 1, 1995 to December 31, 1999 conducted by the State of Connecticut Insurance Department. The State of Connecticut Insurance Department issued a final report of examination on January 16, 2001, which resulted in an adjustment to statutory surplus of $1,659,447. These adjustments were comprised of approximately $1,000,000 relating to non-admitting various premium receivables and approximately $600,000 relating to the need for additional IBNR reserves. FirstChoice has reflected approximately $554,000 of additional medical expenses at December 31, 2000 for claims incurred prior to December 31, 1999. As a result of this, management believes that appropriate corrective action has been taken to address the findings of the examination report.

     WCNY is required to accumulate and maintain a contingent reserve fund, which shall be increased in an amount equal to at least 5% of the net premium income of the Company during the calendar year, until such reserve fund is at least equal to $50,000. The contingent fund at the end of any calendar year shall not exceed 5% of the net premium income of such calendar year. WCNY is also required to establish a deposit in the form of an escrow account for the protection of enrollees that may consist of cash or be otherwise financed through bond or other means acceptable to the State of New York Insurance Department. This deposit shall be equal to the greater of (1) 5% of the estimated expenditures for health care services for the year; or (2) $100,000. At December 31, 2000, WCNY had a required cash reserve of approximately $2.5 million and a required contingent equity reserve of approximately $2.8 million.

     Notwithstanding the above, the State of New York Insurance Department ("SNYID") has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. On June 1, 1999, the majority shareholder submitted a program to the SNYID to restore the WCNY's contingency reserve to 100% of its required level over a three-year period ending June 1, 2002. In the interim, the SNYID has allowed WCNY to maintain a contingency reserve of no less than 50% of its required level. At December 31, 2000, the Company's statutory net worth was approximately $68,000, which was not in compliance with the SNYID's adjusted minimum statutory net worth requirements. However, in March 2001 and May 2001, $750,000 and $590,733, respectively, in surplus notes was infused into WCNY from Comprehensive Health Management of Florida, L.L.C., an affiliate of the majority shareholder. Management believes the infusion of these surplus notes has cured the deficiency in meeting its minimum surplus requirements. Failure to maintain compliance with the reserve requirement could cause SNYID to take action, which could include restriction or revocation of WCNY's license.

     The Risk-Based Capital ("RBC") requirements for health maintenance organizations have not been adopted by the New York legislature. However, the SNYID does require that a RBC report be filed with the SNYID for informational purposes by April 1 of each year. WCNY filed a RBC report as of December 31, 2000 on March 31, 2001. This report disclosed that WCNY did not meet the minimum RBC requirements and triggered a mandatory control level ("MCL") event, as defined in the National Association of Insurance Commissioners ("NAIC") model law for RBC. An MCL event occurred since the WCNY's total adjusted capital was below the mandatory control level. The SNYID may take regulatory action against WCNY as a result of filing this RBC report, including but not limited to placing the Company under regulatory control. As of May 25, 2001, the SNYID has not taken any action.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

15.     STATUTORY SURPLUS REQUIREMENTS - CONTINUED

     WCNY underwent an examination for the period from June 1, 1999 through September 30, 2000 conducted by the SNYID. The SNYID issued its report of examination findings on April 13, 2001, which stated that WCNY was insolvent in the amount of $1,465,680 its statutory minimum net worth requirement was impaired in the amount of $5,577,278 as of September 30, 2000. The Subsequent Events section of the report disclosed that $4,897,124 in cash was infused into the WCNY from October 1, 2000 through May 2, 2001 in the form of Section 1307 loans from Comprehensive Health Management, Inc. and Comprehensive Health Management of Florida, LLC, affiliated companies of the majority shareholder of WCMG. Management believes the cash infusion remedied the insolvency and capital impairment determined by the examination and reduced that statutory net worth impairment to $680,154 as of September 30, 2000. Additionally, during the exam certain recommendations were made by the SNYID to improve the Company's business processes. Management is currently reviewing and planning the implementation of these recommendations.

     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the Codification). The SNYID has adopted the Codification, with some modifications, through the adoption of Regulation 172. The purpose of the Codification is to enhance the consistency of the accounting treatment of assets, liabilities, reserves, income, and expenses of insurers, by setting forth the accounting practices and procedures to be followed in completing annual and quarterly financial statements required by law. The applicable modifications that will effect the preparation of the statutory financial statements for WCNY are as follows: 1) no limitation with respect to the amount of EDP Equipment to be admitted, with useful lives being recorded up to 10 years, 2) estimated Pharmaceutical Rebates may be included as admitted assets, and 3) unsecured Receivables from Health Care Providers are non-admitted, and include non-admitting deferred income taxes. The State of New York will require adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The Company estimates that the adoption of the Codification will reduce statutory capital and surplus as of January 1, 2001 by approximately $1,200,000 for WCNY, which results in the failure of the Company to comply with statutory reserve requirements on January 1, 2001.

     Furthermore, SB443, entitled An Act Concerning Statutory Accounting Procedures, was signed by the Governor of Connecticut on May 1, 2000, which will require adoption of the Codification by the State of Connecticut for the preparation of statutory financial statements, effective January 1, 2001. The Company estimates the adoption of the Codification will reduce FirstChoice's statutory capital and surplus as of January 1, 2001, by approximately $300,000.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

16.     GOING CONCERN

     The Company's consolidated financials are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Over the next fiscal year, Management is focusing on its marketing efforts to increase membership of its Medicaid and Child Health Plus products. The Medicaid and Child Health Plus products have proven to be profitable in past years. Additionally, over the next fiscal year, Management is focusing on its newly acquired Medicaid book of business from HealthChoice. The Company currently is not marketing its Medicare products and does not intend to market these products in the near future. The Company also does not have plans to market its Commercial products. Additionally, the Company believes that it will be able to capitalize on the efficiencies in claims processing and administrative services through its management agreement with CHM. However, there is no assurance that the Company will be able to achieve its recovery plan.

     In the event of a cash shortage, the Company will have to implement various cost cutting measures, including but not limited to reducing its work force and reducing commissions to brokers and agents. The Company may have to raise financing through external sources. However, resources for raising external capital are limited due to the Company's past history and the overall market sensitivity of the HMO business. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability of assets and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

17.     ACQUISITION

     Effective October 1, 2000, FirstChoice closed on its transaction with HealthChoice of Connecticut, Inc., ("HealthChoice") to acquire the assets of HealthChoice's Medicaid line of business, known as PreferredOne for a purchase price of $1.00 (one dollar). With this acquisition, the Company increased its membership by approximately 24,000 members. The following table illustrates the proforma result if the Company had acquired this line of business as of January 1, 1999 (in thousands, except per share data):

                                                             Pro Forma
                                                            (Unaudited)
                                                     -------------------------
                                                       2000 (1)      1999 (2)
                                                     -----------   -----------
Total revenue                                        $  113,842    $  156,304
Total expenses                                          118,728       172,043
Loss before extraordinary gain                           (4,886)      (15,739)
Extraordinary gain                                            -        18,268
Net loss                                                 (4,886)        2,529
Preferred stock deemed dividend                               -        (3,043)
Net loss available to common shareholders                (4,886)         (514)

Net loss before extraordinary gain per share              (0.13)        (1.02)
Net loss available to common shareholders per share       (0.13)        (0.03)

(1) The acquired line of business's general and administrative expenses were adjusted using 11.5% of revenue under the management agreement with CHM, which resulted in savings of approximately $40,000.

(2) The acquired line of business's general and administrative expenses were adjusted using 11.5% of revenue under the management agreement with CHM, which resulted in savings of approximately $145,000.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

18.     SEGMENT REPORTING

     The Company is engaged principally in one line of business, the provision of health care coverage for enrolled members, which represents more than 97% of the consolidated revenues for the years ended December 30, 2000, 1999 and 1998. The Company operates in two geographic areas, the States of New York and Connecticut. The Company manages its business geographically, as the laws governing the HMO industry, which affect its strategy, are state specific. Included in the other segment in 1998 and partial year 1999, were results of WellCare Administration, Inc. and WellCare Development, Inc. (see Note 1). These two entities were rendered inactive as of June 1999 and were dissolved in October 2000. Significant transactions occurred in 1999, which materially changed the Company's structure and operations (see discussion in Note 1).

     The following schedule presents information about the Company's segments for the years ended December 31 (in thousands):

                                             2000         1999         1998
                                          ----------   ----------   ----------
Total Revenues:
  New York                                $  57,415    $  80,377    $ 133,717
  Connecticut                                20,304       29,003        9,668
  Other                                         885        3,129        1,064
                                          ----------   ----------   ----------
Total                                        78,604      112,509      144,449
                                          ==========   ==========   ==========

Total Expenses:
  New York                                $  59,567    $  91,932    $ 148,460
  Connecticut                                23,622       30,579       10,151
  Other                                         294        6,658       11,255
                                          ----------   ----------   ----------
Total                                        83,483      129,169      169,866
                                          ==========   ==========   ==========

Depreciation and Amortization:
  New York                                $     398    $     968    $   3,646
  Connecticut                                    17           27            7
  Other                                           5          152        2,348
                                          ----------   ----------   ----------
Total                                           420        1,147        6,001
                                          ==========   ==========   ==========

Interest Expense:
  New York                                $     174    $       -    $       -
  Connecticut                                     -            -            -
  Other                                           -        3,565        1,730
                                          ----------   ----------   ----------
Total                                           174        3,565        1,730
                                          ==========   ==========   ==========

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

18.     SEGMENT REPORTING - CONTINUED

                                             2000         1999         1998
                                          ----------   ----------   ----------
Net (Loss) Income:
  New York                                $  (2,152)   $   7,041    $ (17,013)
  Connecticut                                (3,319)      (1,576)        (483)
  Other                                         592       (3,857)     (13,362)
                                          ----------   ----------   ----------
Total                                        (4,879)       1,608      (30,858)
                                          ==========   ==========   ==========

Capital Expenditures:
  New York                                $     264    $      56    $     631
  Connecticut                                    40            -            -
  Other                                           -            -           26
                                          ----------   ----------   ----------
Total                                           304           56          657
                                          ==========   ==========   ==========


Total Assets:
  New York                                $  10,045    $  14,060    $  20,392
  Connecticut                                 9,705        5,731        3,742
  Other                                         370          532        5,805
                                          ----------   ----------   ----------
Total                                        20,120       20,323       29,939
                                          ==========   ==========   ==========

19.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Selected unaudited date reflecting the Company's consolidated results of operations for each of the last eight quarters are shown in the following table (in thousands, except per share amounts):

                                                                   2000
                                           --------------------------------------------------
                                               1st          2nd          3rd          4th
                                           -----------  -----------  -----------  -----------
Total revenue                              $   19,174   $   19,501   $   16,732   $   23,197
Total expenses                                 18,699       18,938       20,197       25,649
Net income (loss)                                 475          563       (3,465)      (2,452)
Net income (loss) available to
 common shareholders                              475          563       (3,465)      (2,452)

Net income (loss) available to common
 Shareholders per share:
  basic and diluted                        $     0.01   $     0.01   $    (0.09)  $    (0.06)
Weighted average shares of common
 Stock outstanding:
  basic and diluted                            39,011       39,011       39,011       38,795

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

19.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - CONTINUED

                                                                 1999
                                           --------------------------------------------------
                                               1st          2nd          3rd          4th
                                           -----------  -----------  -----------  -----------
Total revenue                              $   34,412   $   31,373   $   23,353   $   23,371
Total expenses                                 37,426       40,221       23,429       28,093
Net loss from operations                       (3,014)      (8,848)         (76)      (4,722)
Net (loss) income before
 extraordinary item                            (3,014)      (7,793)         287       (3,988)
Extraordinary item, net of tax                      -        7,905        2,715        5,496
Net income (loss)                              (3,014)         112        3,002        1,508
Preferred stock deemed dividend                     -       (3,043)           -            -
Net income (loss) available
 to common shareholders                        (3,014)      (2,931)       3,002        1,508

Net (loss) income per share before
 extraordinary item - basic and diluted    $    (0.40)  $    (1.43)  $     0.04   $    (0.10)
Extraordinary item per share -
 basic and diluted                                  -         1.05         0.34         0.14

Net income (loss) available to
 common shareholders per share -
 basic and diluted                              (0.40)       (0.39)        0.38         0.04
Weighted average shares of common
 Stock outstanding - basic and diluted          7,562        7,562        7,904       39,011

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                               Schedule I
                Condensed Financial Information of Registrant
                        Condensed Balance Sheets
                             (In Thousands)

                                                                  December 31,
                                                             ----------------------
                                                                2000        1999
                                                             ----------  ----------
ASSETS
Current Assets:
  Cash and cash equivalents                                  $     155   $      94
  Other current assets                                             215         419
                                                             ----------  ----------
          Total current assets                                     370         513
  Other assets, net                                                  -      19,496
                                                             ----------  ----------
          Total assets                                       $     370   $  20,009
                                                             ==========  ==========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable, accrued expenses                         $     166   $   1,447
  Other                                                          7,766      21,370
                                                             ----------  ----------
          Total liabilities                                      7,932      22,817

 Shareholders' Deficiency:
  Preferred stock                                                    3           3
  Common stock                                                     388         386
  Additional paid-in capital                                    54,709      54,585
  Accumulated deficit                                          (62,460)    (57,580)
                                                             ----------  ----------
                                                                (7,360)     (2,606)
   Treasury stock at cost - 12,850 shares in 2000 and 1999        (202)       (202)
                                                             ----------  ----------
          Total deficiency in assets                            (7,562)     (2,808)
                                                             ----------  ----------
          Total liabilities and shareholders'
           deficiency in assets                              $     370   $  20,009
                                                             ==========  ==========

            THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                                 Schedule I
                Condensed Financial Information of Registrant
                     Condensed Statements of Operations
                                (In Thousands)

                                                               Year Ended December 31,
                                                         ----------------------------------
                                                            2000        1999        1998
                                                         ----------  ----------  ----------
Revenue:
  Fee income                                             $       -   $   6,748   $  11,896
  Interest income                                            1,282       1,521       1,697
  Other income - net                                           899         186          52
                                                         ----------  ----------  ----------
Total revenue                                                2,181       8,455      13,645
Expenses:
  General and administrative expenses                          294       5,750      17,842
  Interest expense and other expenses                            -       3,548       1,222
                                                         ----------  ----------  ----------
Total expenses                                                 294       9,298      19,064
                                                         ----------  ----------  ----------
Income (loss) from operations                                1,887        (843)     (5,419)
Provision for income tax                                         -           -       2,961
                                                         ----------  ----------  ----------
Loss before equity in income (loss) of subsidiaries          1,887        (843)     (8,380)
Equity in income (loss) of subsidiaries - net of tax        (6,766)      2,451     (22,478)
                                                         ----------  ----------  ----------
Net income (loss)                                           (4,879)      1,608     (30,858)

Preferred stock deemed dividend                                  -      (3,043)          -
                                                         ----------  ----------  ----------
Net income (loss) available to common shareholders       $  (4,879)  $  (1,435)  $ (30,858)
                                                         ==========  ==========  ==========

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                                 Schedule I
                 Condensed Financial Information of Registrant
                      Condensed Statements of Cash Flows
                               (In Thousands)

                                                               Year Ended December 31,
                                                         ----------------------------------
                                                            2000        1999        1998
                                                         ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $   1,887   $    (843)  $  (8,380)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization                                  5         128       1,671
  Interest on debt inducement                                    -       3,043           -
  Other - net                                              (19,240)     (2,289)      4,302
                                                         ----------  ----------  ----------
      Net cash used in operating activities                (17,348)          39      (2,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in notes receivable                   17,283      (5,006)        730
  Other - net                                                    -           -        (272)
                                                         ----------  ----------  ----------
      Net cash (used in) provided by
       investing activities                                 17,283      (5,006)        458

CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in notes payable                                      -           -       1,651
  Issuance of common stock                                     126           -           -
  Issuance of series A preferred stock                           -       5,003           -
                                                         ----------  ----------  ----------
      Net cash provided by  financing activities               126       5,003       1,651
                                                         ----------  ----------  ----------
      Net (decrease) increase in cash
       and cash equivalents                                     61          36        (298)
Cash and cash equivalents, beginning of period                  94          58         356
                                                         ----------  ----------  ----------
Cash and cash equivalents, end of period                 $     155   $      94   $      58
                                                         ==========  ==========  ==========

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                                 Schedule II
                       Valuation and Qualifying Accounts
              For the years ended December 31, 2000, 1999, and 1998
                                (In Thousands)

                                   Balance at                              Balance at
                                   Beginning                   Less:         End of
                                   of Period    Additions    Deductions      Period
                                   ----------   ---------    ----------    ----------
Year ended December 31, 1998
Allowance for doubtful accounts:
  Trade receivable                 $   3,555    $    795     $     166     $   4,184
  Other receivable                     1,137         987           167         1,957
  Notes receivable                     8,096         793             7         8,882
                                   ----------   ---------    ----------    ----------
Total                                 12,788       2,575           340        15,023

Year ended December 31, 1999
Allowance for doubtful accounts:
  Trade receivable                     4,184       1,522         3,896         1,810
  Other receivable                     1,957           -         1,457           500
  Notes receivable                     8,882         568         6,453         2,997
                                   ----------   ---------    ----------    ----------
Total                                 15,023       2,090        11,806         5,307

Year ended December 31, 2000
Allowance for doubtful accounts:
  Trade receivable                     1,810       1,109         2,719           200
  Other receivable                       500          63           563             -
  Notes receivable                     2,997           -         2,997             -
                                   ----------   ---------    ----------    ----------
Total                              $   5,307    $  1,172     $   6,279     $     200
                                   ==========   =========    ==========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 8, 2001 the Company filed Form 8-K, Current Report, pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. The purpose of this filing was to report the dismissal of the registrant's certifying accountant, effective February 2, 2001, in accordance to Item 304 of Regulation S-K (Sec. 229.304) of the Securities Act of 1933.


     BDO Seidman LLP ("BDO") was previously the independent auditor for The WellCare Management Group, Inc. Effective February 2, 2001, BDO was dismissed from such capacity.

     BDO's report on the Company's consolidated financial statements for the years ended December 31, 1999 did state substantial concern for the Company's ability to continue as a going concern. The auditor's statement was based upon the Company's recurring, losses from operations, working capital deficit, deficiency in assets and failure to maintain 100% of the contingent reserve requirements of the New York State Department of Insurance. Other than this noted concern, BDO's report on the Company's consolidated financial statements for the last fiscal year did not contain an adverse opinion or disclaimer of opinion, and was neither qualified nor modified as to uncertainty, audit scope, or accounting principles.

     There were no disagreements with BDO concerning the company's most recent fiscal year and any subsequent period preceding their dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, where the noted disagreement(s), if not resolved to the satisfaction of BDO, would have caused them to make reference to the subject matter of disagreement(s) in connection with their opinion.

     The Company's decision to dismiss BDO as its independent auditors was recommended and approved by its Board of Directors.

     On February 2, 2001, Deloitte and Touche, LLP ("Deloitte") was appointed as the Company's independent auditors. The engagement of Deloitte as the Company's independent auditors was approved by its Board of Directors.

     During the most recent two fiscal years and any subsequent interim periods prior to the engagement of Deloitte as the Company's independent auditors, the Company did not consult with Deloitte regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the consolidated financial statements of the Company, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304 (a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304 (a)(1)(v) of Regulations S-K).

     On January 5, 2000 the Company filed Form 8-K, Current Report, pursuant to
Section 13 or 15(d) of the Securities and Exchange Act of 1934. The purpose of this filing was to report a dismissal of the Registrant's certifying accountant in accordance to Item 304 of Regulation S-K of the Securities Act of 1933.

     Deloitte & Touche, LLP was previously the independent auditor for the WellCare Management Group, Inc. Effective December 30, 1999, Deloitte & Touch LLP was dismissed from such capacity.

     Deloitte's report on the Company's financial statements for the years ended December 31, 1997 and 1998 did state that there was substantial doubt about the Company's ability to continue as a going concern. The auditor's statement was based upon the Company's recurring losses from operations, working capital deficit, deficiency in assets and failure to maintain 100% of the contingent reserve requirements of the New York State Department of Insurance. Other than this, Deloitte's report on the Company's financial statements for 1998 and 1997 did not contain an adverse opinion or disclaimer of opinion, and was neither qualified nor modified as to uncertainty, audit scope, or accounting principles.

     The Company's decision to dismiss Deloitte as its independent auditors was recommended and approved by its Board of Directors.

     Deloitte had a disagreement with the Company's previous management during the 1997 audit. The disagreement concerned the need for a valuation allowance relating to deferred tax assets of the Company. The Company adhered to Deloitte's request that an investment banker's opinion be obtained as to the valuation of certain assets, which could be sold by the Company. Pursuant to a tax planning strategy, the matter was resolved to the satisfaction of Deloitte. If Deloitte had not been satisfied as to this disagreement, their report on the Company's financial statements for the year ended December 31, 1997 would have been made reference to this matter.

     Deloitte discussed the above noted matter with the Company's previous Board of Directors. The Company has given authorization to Deloitte to respond fully to the inquiries of BDO regarding the aforementioned disagreement.

     Other than the resolved matter noted above, there were no other disagreements with Deloitte concerning the company's two most recent fiscal years and any subsequent period preceding their dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, where the noted disagreement (s), if not resolved to the satisfaction of Deloitte, would have caused them to make reference to the subject matter of disagreement(s) in connection with their opinion.

     During the Company's most recent fiscal years and any subsequent interim period preceding such dismissal, the Company has had no reportable events as defined in Item 304 of Regulation S-K of the Securities Act of 1933.

     For the year ending December 31, 1999, BDO was engaged by the Company as its independent auditor. The engagement of BDO was approved by the Company's Board of Directors.

     During fiscal years 1998 and 1997 and any subsequent interim period prior to engaging BDO, the Company had not consulted BDO regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the financial statements of the Company, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of the Directors, executive officers and key employees and positions held with the Company.

                                                                               Director
Name                     Age   Position                                         Since
----------------------   ---   ---------------------------------------------   --------
Kiran C. Patel, M.D.     52    Chairman of the Board, President,
                               Chief Executive Officer, and Secretary (2)        1999
Mark D. Dean, D.D.S      60    Director (1) (2)                                  1984
Pradip C. Patel          49    Director (2)                                      1999
Rupesh R. Shah           39    Director                                          1999
Sandip I. Patel          34    General Counsel
Carol K. McAllister      31    Chief Accounting Officer

(1) Member, Audit Committee
(2) Member, Compensation Committee

     KIRAN C. PATEL, M.D., was named as the Chairman of the Board, President and Chief Executive Officer of the Company, and became a director of the Company effective June 11, 1999. He was also named as the Chairman of the Board, Chief Executive Officer and a director of WellCare of New York, Inc. ("WCNY") as of June 11, 1999. Dr. Patel has been a practicing physician (cardiologist) since 1982. Additionally, Dr. Patel is the majority shareholder of Well Care HMO, Inc., a State of Florida licensed Health Maintenance Organization since 1988, which was unrelated to the Company until Dr. Patel's acquisition of 55% ownership interest in the Company. Dr. Patel is a graduate of SMT, N.H.L. Municipal Medical College, India, and did his Internal Medicine Residency and Cardiology Fellowship in the New York, New Jersey area.

     MARK D. DEAN, D.D.S. is a practicing dentist in private practice since 1966. Dr. Dean is knowledgeable about the health care industry and has been involved with the Company for fourteen years. He is a graduate of Cornell University and New York University College of Dentistry.

     PRADIP C. PATEL became a director of the Company effective June 11, 1999. He was also named as a director of WCNY as of June 11, 1999. Mr. Patel has been in the health care industry for over 10 years and is currently a shareholder and the President of Well Care HMO, Inc., an unrelated State of Florida licensed Health Maintenance Organization. He is a graduate of the Gujaret University, India and received his MBA from Eastern Michigan University. Mr. Patel is the brother of Dr. Kiran C. Patel.

     RUPESH R. SHAH became a director of the Company effective June 11, 1999. Mr. Shah has been in the health care industry for over 10 years and is currently a shareholder and is the Chief Executive Officer of Well Care HMO, Inc., an unrelated State of Florida licensed Health Maintenance Organization. He is graduate of St. Xavier's College, Gujaret University, India and Rollwala Computer Science, Gujaret University, India. Mr. Shah is the brother-in-law of Dr. Kiran C. Patel.

     SANDIP I. PATEL became the General Counsel of the Company effective June 11, 1999. He was also named as the General Counsel of WCNY, as of June 11, 1999. Mr. Patel has been a practicing attorney for the past 8 years, being employed throughout this time by Patel, Moore & O'Connor, P.A. and currently Sandip I. Patel, P.A. He is a graduate of the University of Georgia with a degree in finance and accounting, and received his Juris Doctorate from Stetson University College of Law.

     CAROL K. MCALLISTER joined the Company in September 2000 as its Chief Accounting Officer. Ms. McAllister is a Certified Public Accountant. Ms. McAllister's prior experiences include: Corporate Controller of JLM Industries, Inc., a chemical company in Tampa, Florida; Corporate Controller of Colonial Downs Holdings, Inc., a racetrack in Richmond, Virginia; Financial Reporting Manager of MMI Products, Inc., a fence manufacturer in Houston, Texas; and Senior Staff Accountant with Coopers & Lybrand L.L.P. in Houston, Texas.

Director Compensation

     During fiscal year 2000, all directors who were not employees of the Company, received a fee of $100 for each meeting of the Board of Directors attended, plus reimbursement of their expenses, and an additional $100 for each meeting of the Audit Committee or Compensation Committee attended.

Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based upon a review of the forms, reports, and certificates filed with the Company, by the Company's directors, officers, and stockholders, all Section 16(a) filing requirements have been complied with by such persons during 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     Including the Chief Executive Officer, there were no executive officers whose annual compensation exceeded $100,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Class A Common and Common stocks as of March 16, 2001 for (i) each shareholder known by the Company to beneficially own in excess of 5% of the outstanding shares of any such of voting stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and
(iv) all officers and directors as a group.

                                                                      Percentage of Total
                                                                ------------------------------
                                       Class A                   Class A                Total
                                       Common       Common       Common      Common     Vote
                                      ---------  ------------   ----------  --------  --------
Kiran C. Patel (1)                                19,780,111                  51.0%     47.2%
The 1818 Fund II LP (3)                           11,250,000                  29.0%     26.8%
Adhia Investment Advisors Inc. (4)                   389,986                   1.0%        *
Sandip I Patel (1)                                   263,195                     *         *
Pradip C. Patel (1)                                  259,991                     *         *
Rupesh Shah (1)                                      259,991                     *         *
Mark D. Dean (2)                                     147,652                     *         *
Robert W. Morey, Jr. (5)               281,956       463,201       89.9%       1.2%      7.8%
All executive officers and
 Directors as a group                             20,348,706                  52.4%     48.5%

(1) Address is 6800 North Dale Mabry Highway, Suite 268, Tampa, FL  33614.
(2) Address is 4939B Meadow Drive, Vail, CO 81657. Includes 19,446 and 4,862 shares owned by Dr. Dean's wife and son, respectively.
(3) Address is 63 Wall Street, New York, NY  10005.
(4) Address is 1311 N. Westshore Blvd., Suite 111, Tampa, FL  33607.
(5) Box I 134 Lyford Dr., Tiburon, CA  94920.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pradip C. Patel and Rupesh R. Shah, Directors of the Company, are related to the majority shareholder and CEO, Kiran C. Patel.

MANAGEMENT AGREEMENT

     WCNY and FirstChoice have entered into management agreements with Comprehensive Health Management, Inc. ("CHM"), a Company that was established by the majority shareholder to provide management, administrative services, and claims processing services to health maintenance organizations. During September 1999, WCNY and FirstChoice each executed a five-year management agreement with CHM to perform claims processing services, utilization review, payroll services, and most all of the administrative functions of the Company, excluding certain marketing functions. CHM is responsible for all the administrative employees' payroll and business expenses. Additionally, CHM is responsible for maintaining the claims related data processing equipment and software.

     The management fee for each Company ranges from 9.5% of premium revenue earned when there are less than 40,000 members to 7.5% of premium revenue earned when there are more than 80,000 members. In June 2000, the agreements were amended to generally provide CHM with enough revenue to cover its own costs related to the provision of management services to the Company and other affiliated HMOs. As a result of the amended agreements, the management fee was revised to reflect ranges of 11.5% of premium revenue earned when there are less than 40,000 members and 9.5% of premium revenue earned when there are more than 80,000 members. During 2000, CHM operated at a deficit of approximately $4.0 million and CHM is currently evaluating the adequacy of the current fee structure. Management anticipates that adjustments to the fee structure will occur during the next fiscal year to improve the cost recovery at CHM.

     Management fees, net of asset purchases and excluded membership groups, for the years ended December 31, 2000 and 1999 were approximately $7,799,000 and $3,046,000, respectively, which were included in general and administrative expenses. At December 31, 2000, the Company owed CHM approximately $223,000. At December 31, 1999, CHM owed the Company approximately $799,000. As a result of the CHM management agreement, the Company's general and administrative expenses as a percentage of total revenue decreased from 20.1% in 1999, and to 17.0% in 2000.

OTHER

     The Company has entered into various lease agreements for office space. As part of the management agreement, CHM makes payments to the lessors on behalf of the Company. The payments for leased space are an integral part of the management fee, and lease payments made by CHM to lessors amounted to approximately $619,000 and $332,000 during 2000 and 1999, respectively.

     Under the management services agreement, the Company is responsible for the direct salary cost of their marketing personnel. During 2000, CHM processed and paid the payroll for the Company's marketing personnel. The Company reimbursed CHM approximately $1,620,000 and $660,000 during 2000 and 1999, respectively related to these direct salary costs during the current year.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.  Consolidated Financial Statements, Notes to Consolidated Financial
            Statements and Independent Auditors' Report are found in Item 8, "Consolidated Financial Statements and Supplemental Data."

2. Schedules
        Schedule I - Condensed Financial Information of Registrant
        Schedule II - Valuation and Qualifying Accounts

All other schedules are not submitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

3.1      Copy of Registrant's Restated Certificate of Incorporation (1)

3.1a Certificate of Amendment to Restated Certificate of Incorporation filed June 5, 1995 (4)
3.1b Certificate of Amendment to Restated Certificate of Incorporation (As Amended June 10, 1997) (12)
3.1c Certificate of Amendment of the Certificate of Incorporation of The WellCare Management Group, Inc. filed June 20, 1999 (16)
3.1d Certificate of Amendment of the Certificate of Incorporation of The WellCare Management Group, Inc. filed October 11, 1999 (17)
3.2c     Registrant's Amended By-Laws (As Amended June 10, 1997) (11)
10.2d Voluntary Separation and Release dated October 16, 1996, between Registrant and Edward A. Ullmann* (8)
10.2e Letter agreement, from Robert L. Platz dated June 7, 1999, whereby Registrant cancels Promissory Note issued by Edward A. Ullman (16)
10.14 Form of Medicaid Contract between WellCare of New York, Inc. ("WCNY") and various counties of the New York State Department of Social Services (1)
10.16a Reinsurance Agreement, effective November 1, 1993, between Registrant and Preferred Life Insurance Company of New York (3)
10.16b Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY for Commercial and Point of Service Enrollees, effective November 1, 1996 (15)
10.16c Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY - Medicaid (15)
10.16d Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of Connecticut, Inc. ("FirstChoice"), effective Nvember 1, 1996 (15)

10.16e Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY - Medicare, effective November 1, 1996
10.16f Amendment to Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY for Commercial and Point of Service enrollees, effective November 1, 1996 and Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY - Medicare, effective November 1, 1996 (15)

10.16g Amendment of Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY - Medicaid (15)
10.16h Amendment to Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and FirstChoice, effective November 1, 1996 (15)
10.16I Letter dated October 29, 1998 terminating coverage under Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY for Commercial and Point of Service Enrollees effective November 1, 1996, Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY - Medicare effective November 1, 1996 and Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY - Medicaid (15)

10.16j Letter dated October 29, 1998 terminating coverage under Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and FirstChoice, effective November 1, 1996 (15)
10.16k Reinsurance Agreement between Reliastar Managing Underwriters, Inc. and WellCare of New York, Inc.
10.16l Reinsurance Agreement between Reliastar Managing Underwriters, Inc. and WellCare of Connecticut, Inc.
10.22 Lease dated February 1, 1993, between WCNY, as Tenant, and Huntington Associates, as Landlord, relating to lease of office space in Albany, New York (1)
10.26a Full Risk Capitation Agreement between Hudson Valley Family Health, P.C. and WCNY dated October 1, 1995 (6)

10.27a Full Risk Capitation Agreement between Valley Medical Services, P.C. and WCNY dated October 1, 1995 (6)
10.27b Letter of Understanding between WCNY and the contracted Alliances (Valley Medical Services, P.C. and Hudson Valley Family Medical Health, P.C.) dated September 23, 1996 (9)
10.27c Letter of Intent between Registrant, WCNY, Primergy, Inc., Valley Medical Services, P.C., and Hudson Valley Family Health, P.C. dated January 7, 1997 (9)
10.33b Employment and Consulting Agreement dated March 3, 1997, between Registrant and Marystephanie Corsones* (9)
10.37 Lease Agreement dated October 14, 1994, between Richard Bulger and WellCare Development, Inc. ("WCD") (3)
10.38 Management Agreement dated July 1, 1994, between Registrant and its Wholly-Owned Subsidiary, FirstChoice (3)
10.40 Note Purchase Agreement by and between Registrant and The 1818 Fund II, L.P. (5)
10.40a Letter Agreement dated February 28, 1997, between Registrant and The 1818 Fund II, L.P. (9)
10.40b Letter Agreement dated January 14, 1998 between Registrant and The 1818 Fund II, L.P. (12)
10.40c Amended and Restated 8% Subordinated Convertible Note, between Registrant and The 1818 Fund II, L.P. (14)
10.41 6% Subordinated Convertible Note due December 31, 2002, between Registrant and The 1818 Fund II, L.P. (5)
10.41a   Exchange Agreement between the Registrant and The 1818 Fund II, L.P.
         (16)
10.42 Registration Rights Agreement between Registrant and The 1818 Fund II, L.P. (5)
10.43 Asset Purchase Agreement between WellCare Medical Management, Inc. ("WCMM") and Primergy, Inc. dated June 30, 1995 (6)
10.44    Bill of Sale between WCMM and Primergy, Inc. dated June 30, 1995 (6)

10.45 Promissory Note in the amount of $5,130,000 between WCMM Inc. and Primergy, Inc. dated June 30, 1995 (6)
10.45a Forbearance Agreement on the terms and conditions of a Promissory Note in the amount of $5,130,000 between Registrant and Primergy, Inc. dated February 26, 1997 (9)
10.46    Note Agreement between WCMM and Primergy, Inc. dated June 30, 1995 (6)
10.49 Quota Share Reinsurance Agreement between Registrant and Allianz Life Insurance Company of North America dated September 1, 1995 (6)

10.49a Amendment to Quota Share Reinsurance Agreement between Registrant and Allianz Life Insurance Company of North America dated March 20, 1998
         (13)
10.50 Employment Contract dated May 19, 1996, and Stock Option Agreements between Registrant and Douglas A. Hayward* (7)
10.50a Voluntary Separation Agreement and Release between Douglas A. Hayward and the Registrant* (12)
10.51 Employment Contract dated June 1, 1996, and Stock Option Agreements between Registrant and John E. Ott, M.D.* (7)
10.51a Amendment to Employment Agreement dated June 1, 1998, between Registrant and John E. Ott, M.D.* (14)
10.51b Voluntary Separation Agreement and Release effective June 11, 1999, between Registrant and John E. Ott, M.D.* (16)
10.52 Employment Agreement dated September 1, 1996, between Registrant and Joseph R. Papa* (8)
10.51b Consulting Agreement dated January 15, 1999, between Registrant and Joseph R. Papa Associates* (16)
10.53    Registrant's 1996 Non-Incentive Executive Stock Option Plan* (9)
10.54 Stock Option Agreement dated December 23, 1996, between Registrant and Robert W. Morey, Jr.* (9)
10.54a Amendment dated December 19, 1997, to Stock Option Agreement between Registrant and Robert W. Morey, Jr. for options to purchase 450,000 shares of common stock* (12)

10.55 Promissory Note in the amount of $2,099,083 between Primergy, Inc. and Registrant dated February 19, 1997 (9)
10.56 Loan and Security Agreement made by Primergy, Inc. in favor of Registrant and WCMM dated as of February 19, 1997 (9)
10.58 Lease Agreement dated July 1, 1996, between Candid Associates, as Lessor, and WCD, as Lessee, relating to lease of office space in North Haven, Connecticut (9)
10.59 Loan and Security Agreement dated April 1, 1997 between Catskill Medical Associates, P.C., WCNY and Registrant (10)
10.60 Letter of Understanding dated June 30, 1997 between Primergy, Inc. and Registrant (10)
10.61    Memorandum dated July 23, 1997 between Primergy, Inc. and Registrant
         (10)
10.62 Amendment to Stock Option Agreement between Robert W. Morey, Jr. and Registrant for options to purchase 150,000 share of Common Stock* (12)
10.63 Agreement of Lease between Reckson Operating Partnership, LP and WCD for the Tarrytown office (12)
10.64 Severance Agreement dated April 3, 1998 between Registrant and Jack Sizer, M.D. (14)
10.65 IPA Service Agreement dated April 21, 1998, between WCNY and Columbia-Greene Health Care Alliance IPA, Inc. (14)

10.66 IPA Service Agreement dated April 21, 1998, between WCNY and Dutchess Health Care Alliance IPA, Inc. (14)
10.67 IPA Service Agreement dated April 21, 1998, between WCNY and Orange-Sullivan Health Care Alliance IPA, Inc. (14)
10.68 IPA Service Agreement dated April 21, 1998, between WCNY and Ulster Health Care Alliance IPA, Inc. (14)
10.69 Employment Agreement dated January 29, 1997, between Registrant and Mary Lee Campbell-Wisely* (16)
10.69a Amendment to Employment Agreement dated February 16, 1999, between Registrant and Mary Lee Campbell-Wisely* (16)
10.70 Employment Agreement dated November 5, 1997, between Registrant and Thomas A. Curtis* (16)

10.71 Employment Agreement dated November 17, 1998, between Registrant and Adele B. Reiter, Esq.* (16)
10.72 Employment Agreement dated December 1, 1998 between Registrant and Alan Bernstein, M.D.* (16)
10.73 Employment Agreement dated December 1, 1998 between Registrant and Craig S. Dupont* (16)
10.73a Amendment to Employment Agreement dated Febr 11, 1999, between Registrant and Craig S. Dupont* (16)
10.74 Letter of Settlement dated June 9, 1999 between KeyBank National Association and KeyCorp. Leasing Ltd., Registrant, WCNY, WCD and GHI HMO Select Inc.
10.76 Stock Purchase Agreement dated May 19, 1999 between Registrant and Kiran C. Patel, M.D. (16)
10.76a Amendment to Stock Purchase Agreement dated May 19, 1999 between Registrant and Kiran C. Patel, M.D. (16)
10.77    Form of Hospital Settlement Agreement between Registrant, WCNY, Kiran
         C. Patel, M.D. HealthCare Association of New York State, Northern Metropolitan Hospital Association and the member hospital of HANYS and/or Normet (16)
10.78    Form of Physician Settlement Agreement between Registrant, WCNY, Kiran
         C. Patel, M.D., and the Provider or Provider Group (16)
10.79    Form of May 27, 1999 letter to Class A Shareholders of Registrant (16)
10.79a Voting Agreement dated June 9, 1999 between Kiran C. Patel, M.D., and Robert W. Morey (16)
10.79b Irrevocable Proxy dated June 9, 1999 between Kiran C. Patel, M.D., and Robert W. Morey (16)
10.80 Asset Purchase Agreement dated May 20, 1999 between WCNY and Group Health Incorporated (16)
10.81 Escrow and Security Agreement dated June 11, 1999 by Registrant, WCNY, Garfunkel, Wild & Travis, P.C., Healthcare Association of New York State and Northern Metropolitan Hospital Association, The Medical Society of the State of New York and United States Trust Company of New York (16)
10.82 Copy of Management Agreement dated June 11, 1999 between Comprehensive Health Management, Inc. and Wellcare of New York, Inc. (16)
10.83 Management Agreement dated June 11, 1999 between Comprehensive Health Management, Inc. and WellCare of Connecticut, Inc. (16)
10.84 Agreement dated July 30, 1999 between Primergy, Inc., Promedco of the Hudson Valley, Inc., Promedco Mangement Company and WellCare of New York, Inc. and The WellCare Management Group, Inc. (17)

10.85 Agreement For Sale of Assets between HealthChoice of Connecticut, Inc. and WellCare of Connecticut, Inc.

(b)     Reports on Form 8-K

     The company did not file any reports on Form 8-K during the fourth quarter 2000.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 6, 2001          /s/ Kiran C. Patel, M.D.
                              ---------------------------------------
                              Kiran C. Patel, M.D.
                              President and Chief Executive Officer
                              (Principal Executive Officer)


Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  June 6, 2001          /s/ Kiran C. Patel, M.D.
                              ---------------------------------------
                              Kiran C. Patel, M.D.
                              President and Chief Executive Officer
                              (Principal Executive Officer)

Dated:  June 6, 2001          /s/ Carol K. McAllister
                              ---------------------------------------
                              Carol K. McAllister
                              Chief Accounting Officer
                              (Principal Accounting Officer)

Dated:  June 6, 2001          /s/ Pradip C. Patel
                              ---------------------------------------
                              Pradip C. Patel
                              Director

Dated:  June 6, 2001          /s/ Rupesh R. Shah
                              ---------------------------------------
                              Rupesh R. Shah

                              Director

Dated:  June 6, 2001          /s/ Mark D. Dean
                              ---------------------------------------
                              Mark D. Dean
                              Director