Form 10-Q
period 2001-03-31
WELLCARE MANAGEMENT GROUP INC
filed 2001-06-21
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2001

                            Commission File No. 000-21684

                         THE WELLCARE MANAGEMENT GROUP, INC.
               (Exact name of registrant as specified in its charter.)

              New York                                      14-1647239
     ------------------------                 --------------------------------
     (State of Incorporation)                 (IRS Employer Identification No.)

                   280 Broadway, 3rd floor, Newburgh, NY  12550
                 ------------------------------------------------
                      (Address of principal executive office)

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


                Class                          Outstanding at May 11, 2000
                -----                          ---------------------------
Common stock, par value $0.01 per share                   38,807,977
Class A common stock, par value $0.01 per share              313,555

THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                                  INDEX
                                                                         PAGE
PART I            FINANCIAL INFORMATION                                 NUMBER

Item 1  Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at
            March 31, 2001 (Unaudited) and December 31, 2000               3

           Unaudited Condensed Consolidated Statements of
            Operations for the Three Months
            Ended March 30, 2001 and 2000                                  4

           Unaudited Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            March 31, 2001 and 2000                                        5

           Notes to Condensed Consolidated Financial Statements            6

Item 2  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    11

Item 3  Quantitative and Qualitative Disclosures about Market Risk        13

Part II           OTHER INFORMATION

Item 1  Legal Proceedings                                                 14

Item 4  Submission of Matters to a Vote of Security Holders               14

Item 6  Exhibits and Reports on Form 8-K                                  14

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In $ Thousands)

                                                             (Unaudited)
                                                              March 31,      December 31,
                                                                 2000           1999
                                                            --------------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents                                  $     4,757     $     6,025
  Accounts receivable (net of allowance for doubtful
   accounts of $100 at March 31, 2001 and $200
   at December 31, 2000)                                           6,332           8,247
  Advances to participating providers                              1,962             555
  Other receivables                                                  866             791
  Prepaid expenses and other current assets                          452             510
                                                            --------------  --------------
          Total current assets                                    14,369          16,128
Property and equipment (net of accumulated depreciation
  and amortization of $4,271 at March 31, 2001 and
  Decmeber 31, 2000)                                                 544             640
Other Assets:
  Restricted cash                                                  3,476           3,352
                                                            --------------  --------------
          Total assets                                       $    18,389     $    20,120
                                                            ==============  ==============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
  Medical costs payable                                      $    13,680     $    15,686
  Accrued provider settlement - current portion                    1,052           1,052
  Due to affiliate, net                                              305             223
  Accounts payable and accrued expenses                            2,240           2,544
  Notes payable to affiliate                                       6,456           5,206
  Unearned revenue                                                 1,917           1,919
                                                            --------------  --------------
          Total current liabilities                               25,650          26,630
Other Liabilities:
  Accrued provider settlement - non-current portion                    -           1,052
                                                            --------------  --------------
          Total liabilities                                       25,650          27,682

Commitments and Contingencies (Note 6)

 Shareholders' Deficiency:
  Class A common stock - $0.01 par value;
    1,109,292 shares authorized; 313,555 shares
    issued and outstanding at March 31, 2001 and
    December 31, 2000                                                  3               3
  Common stock - $0.01 par value; 75,000,000 shares
    authorized; 38,807,940 shares issued at March 31, 2001
    and December 31, 2000                                            388             388
  Additional paid-in capital                                      54,709          54,709
  Accumulated deficit                                            (62,159)        (62,460)
                                                            --------------  --------------
                                                                  (7,059)         (7,360)
  Treasury stock at cost - 12,794 and 12,850 shares
    at March 31, 2001 and December 31, 2000, respectively           (202)           (202)
                                                            --------------  --------------
          Total shareholders' deficiency                          (7,261)         (7,562)
                                                            --------------  --------------
          Total liabilities and shareholders' deficiency     $    18,389     $    20,120
                                                            ==============  ==============

            See Notes to Condensed Consolidated Financial Statements

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In $ Thousands, Except Per Share Amounts)
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------
Revenue:
  Premiums earned                                  $   23,736    $   18,675
  Interest and other income - net                         311           499
                                                  ------------  ------------
Total revenue                                          24,047        19,174
Expenses:
  Medical expenses                                     19,620        15,825
  General and administrative expenses                   3,906         2,718
  Depreciation and amortization                           105           156
  Interest expense                                        115             -
                                                  ------------  ------------
Total expenses                                         23,746        18,699
                                                  ------------  ------------
Income before income taxes                                301           475
Income taxes                                                -             -
                                                  ------------  ------------
Net income                                         $      301    $      475
                                                  ============  ============

Earnings per share:
  Net income before income taxes -
     basic and diluted                             $     0.01    $     0.01

Weighted average shares outstanding -
  basic and diluted                                    38,795        39,011

         See Notes to Condensed Consolidated Financial Statements

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In $ Thousands)
                                (Unaudited)

                                                                Three Months Ended March 31,
                                                              -------------------------------
                                                                   2001             2000
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $      301      $       475
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation and amortization                                        105              156
  Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                        1,915             (244)
   Increase in advances to participating providers                  (1,407)             (71)
   (Increase) decrease in other receivables                            (75)             233
   Decrease (increase) in prepaid expenses and
    other current assets and other assets                               58             (243)
   Increase in restricted cash                                        (124)               -
   (Decrease) increase in medical cost payable                      (2,006)             946
   (Decrease) increase in accounts payable
    and accrued expenses                                              (304)             242
   Decrease in provider settlement                                  (1,052)          (2,265)
   Decrease in unearned revenue                                         (2)             (37)
   Other, net                                                           82               18
                                                              -------------    -------------
 Net cash used in operating activities                              (2,509)            (790)
                                                              -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (9)             (20)
                                                              -------------    -------------
 Net cash used in investing activities                                  (9)             (20)
                                                              -------------    -------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to affiliates                          1,250                -
                                                              -------------    -------------
 Net cash provided by financing activities                           1,250                -
                                                              -------------    -------------
Net decrease in cash and cash equivalents                           (1,268)            (810)
Cash and cash equivalents, beginning of period                       6,025            7,235
                                                              -------------    -------------
Cash and cash equivalents, end of period                       $     4,757     $      6,425
                                                              =============    =============

            See Notes to Condensed Consolidated Financial Statements

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

1.     Description of Business

     The Wellcare Management Group, Inc. ("Wellcare" or the "Company"), a New York corporation, owns, operates and provides management services to health maintenance organizations ("HMO"). An HMO is an organization that accepts contractual responsibility for the delivery of a stated range of health care services to its members for a predetermined, prepaid fee. The accompanying unaudited condensed consolidated financial statements include the Company's wholly owned subsidiaries, Wellcare of New York, Inc. ("WCNY") and FirstChoice HealthPlans of Connecticut, Inc. ("FirstChoice").

2.     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission on June 15, 2001.

     In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the respective three months ended March 31, 2001 and 2000. Interim results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

3.     Summary of Significant Accounting Policies

     New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which postponed the effective date of the SFAS No. 133 for one year. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations, because the Company does not have derivative instruments and does not engage in hedging activities.

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

     Reclassification - Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Continued
                                 (Unaudited)

4.     Claims Payable

     The following table summarizes the activities of medical costs payable (in thousands):

                                                March 31,       December 31
                                                  2001             2000
                                             --------------   --------------
Balance, beginning of period                  $     15,686     $      8,311
Total incurred:
  Current period                                    19,620           17,015
  Prior period                                           -             (286)
                                             --------------   --------------
Total incurred                                      19,620           16,729
Paid and settled related to:
  Current period                                   (10,573)          (9,223)
  Prior period                                     (11,053)            (131)
                                             --------------   --------------
Total paid                                         (21,626)          (9,354)
                                             --------------   --------------
Balance, end of period                        $     13,680     $     15,686
                                             ==============   ==============

     The liability for accrued medical costs payable includes management's estimate of amounts required to settle known claims, claims in the process of adjudication, and estimated claims incurred but not reported.

     During the three months ended December 31, 2000, the Company experienced favorable claims expense related to its estimated reserves for claims payable at December 31, 1999. The accompanying financial statements reflect a $286,000 decrease in medical expenses for the three months ended December 31, 2000 relating to a change in estimate on prior year claims liabilities.

5.     Statutory Surplus Requirements

Connecticut Requirements

     The State of Connecticut Insurance Department requires that stipulated amounts of surplus be maintained at all times. FirstChoice must maintain a minimum net worth equal to the greater of: (A) $1,000,000; or (B) 2% of its annual premium revenues as reported on the most recent annual financial statement filed with the State of Connecticut Insurance Department on the first $150,000,000 of premium revenues plus 1% of annual premium revenues in excess of $150,000,000. At March 31, 2001 FirstChoice's statutory net worth was approximately $1.9 million, which was in compliance with the net worth requirement.

     The Risk-Based Capital ("RBC") requirements for health care centers were adopted through a regulation promulgated by the State of Connecticut Insurance Department effective January 31, 2000. The main purpose of the Regulation is to provide a tool for insurance regulators to evaluate the capital of insurers. During fiscal year 2001, FirstChoice's statutory net worth is required to be at the Regulatory Action Level of $2.2 million and FirstChoice is required to phase into the Company Action Level of $2.9 million by December 31, 2001. As of March 31, 2001, FirstChoice did not meet its RBC requirement. The State of Connecticut Insurance Department may take regulatory action against the Company, including but not limited to, placing the Company under regulatory control. As of June 15, 2001, the State of Connecticut Insurance Department has not taken any action.

     SB443, entitled An Act Concerning Statutory Accounting Procedures, was signed by the Governor of Connecticut on May 1, 2000, which required adoption of the Codification by the State of Connecticut for the preparation of statutory financial statements, effective January 1, 2001. The effect of the adoption of the Codification on FirstChoice's statutory capital and surplus as of March 31, 2001 was a decrease in statutory net worth of approximately $156,000.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Continued
                                (Unaudited)

5.     Statutory Surplus Requirements - Continued

New York Requirements

     WCNY is required to accumulate and maintain a contingent reserve fund, which shall be increased in an amount equal to at least 5% of the net premium income of the Company during the calendar year, until such reserve fund is at least equal to $50,000. The contingent fund at the end of any calendar year shall not exceed 5% of the net premium income of such calendar year. WCNY is also required to establish a deposit in the form of an escrow account for the protection of enrollees that may consist of cash or be otherwise financed through bond or other means acceptable to the State of New York Insurance Department ("SNYID"). This deposit shall be equal to the greater of (1) 5% of the estimated expenditures for health care services for the year; or (2) $100,000. At March 31, 2001, WCNY was required maintain a cash reserve of approximately $2.5 million and a contingent equity reserve of approximately $2.8 million, as determined in the filing of the Annual Statement with the SNYID as of December 31, 2000.

     Notwithstanding the above, the SNYID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. On June 1, 1999, the majority shareholder submitted a program to the SNYID to restore the WCNY's contingency reserve to 100% of its required level over a three-year period ending June 1, 2002. In the interim, the SNYID has allowed WCNY to maintain a contingency reserve of no less than 50% of its required level. At March 31, 2001, the Company's statutory net worth was approximately $54,000, which was not in compliance with the SNYID's adjusted minimum statutory net worth requirements. However, in May 2001, $590,733 in surplus notes was infused into WCNY from Comprehensive Health Management of Florida, L.L.C., an affiliate of the majority shareholder. Comprehensive Health Management, Inc., also an affiliate of the majority shareholder, has committed to infuse $162,497 in surplus notes to WCNY by June 22, 2001. Management believes the infusion of these surplus notes will have cured the deficiency in meeting its minimum surplus requirements as of April 30, 2001. Failure to maintain compliance with the reserve requirement could cause SNYID to take action, which could include restriction or revocation of WCNY's license.

     The Risk-Based Capital ("RBC") requirements for health maintenance organizations have not been adopted by the New York legislature. However, the SNYID does require that a RBC report be filed with the SNYID for informational purposes by April 1 of each year. WCNY filed a RBC report as of December 31, 2000 on March 31, 2001. This report disclosed that WCNY did not meet the minimum RBC requirements and triggered a mandatory control level ("MCL") event, as defined in the National Association of Insurance Commissioners ("NAIC") model law for RBC. An MCL event occurred since the WCNY's total adjusted capital was below the mandatory control level. The SNYID may take regulatory action against WCNY as a result of filing this RBC report, including but not limited to placing the Company under regulatory control. As of June 15, 2001, the SNYID has not taken any action.

     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the Codification). The SNYID has adopted the Codification, with some modifications, through the adoption of Regulation 172. The purpose of the Codification is to enhance the consistency of the accounting treatment of assets, liabilities, reserves, income, and expenses of insurers, by setting forth the accounting practices and procedures to be followed in completing annual and quarterly financial statements required by law. The applicable modifications that will effect the preparation of the statutory financial statements for WCNY are as follows: 1) no limitation with respect to the amount of EDP Equipment to be admitted, with useful lives being recorded up to 10 years, 2) estimated Pharmaceutical Rebates may be included as admitted assets, and 3) unsecured Receivables from Health Care Providers are non-admitted, and include non-admitting deferred income taxes. The State of New York required adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The effect of the adoption of the Codification on the WCNY's statutory capital and surplus as of March 31, 2001 was a decrease in statutory net worth of approximately $925,000 for WCNY.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Continued
                                (Unaudited)

6.     Commitments and Contingencies

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

7.     Income Taxes

     The provisions for income tax benefit (expense) for the three months ended March 31, 2001 and 2000, respectively, were calculated through the use of the estimated annual income tax rates based on projected annualized income (loss). The Company estimated an effective tax rate of 0% during the three months ended March 31, 2001 and 2000, respectively, based on the Company's reported losses in 1998, 1999, and 2000.

8.     Related Party Transactions

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

     Management fees for the three months ended March 31, 2001 and 2000 were approximately $2,809,000 and $1,581,000, respectively, which were included in general and administrative expenses. At March 31, 2001 and December 31, 2000, the Company owed CHM approximately $305,000 and $223,000, respectively.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Continued
                                 (Unaudited)

8.     Related Party Transactions - Continued

Other

     In March and May 2001, $750,000 and $590,733 in surplus notes were infused into WCNY by Comprehensive Health Management of Florida, L.L.C. ("CHMF"), an affiliate of the majority shareholder of the Company. The surplus notes bear interest of 8% per annum and is payable on demand. Payments of interest and principle is restricted by the State of New York Insurance Department.

     In March 2001, CHMF issued a $500,000 note payable to the Company. The note payable bears interest of 8% per annum and is payable on demand.

9.     Segment Reporting

     The Company is engaged principally in one line of business, the provision of health care coverage for enrolled members, which represents more than 97% of the consolidated revenues for the past three fiscal years. The Company operates in two geographic areas, the States of New York and Connecticut. The Company manages its business geographically, as the laws governing the HMO industry, which affect its strategy, are state specific. The following schedule presents information about the Company's segments for periods specified (in thousands):

                                            Three Months Ended March 31,
                                          --------------------------------
                                               2001              2000
                                          --------------    --------------
Total Revenues:
  New York                                 $     12,977      $     14,226
  Connecticut                                    10,993             4,411
  Corporate                                          77               537
                                          --------------    --------------
Total                                            24,047            19,174

Net (Loss) Income:
  New York                                 $        (30)     $       (559)
  Connecticut                                       347               668
  Corporate                                         (16)              366
                                          --------------    --------------
Total                                               301               475

                                             March 31,       December 31,
                                               2001              2000
                                          --------------    --------------
Total Assets:
  New York                                 $     10,012      $     10,045
  Connecticut                                     8,142             9,705
  Corporate                                         235               370
                                          --------------    --------------
Total                                            18,389            20,120
                                          ==============    ==============

Item 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 2000 financial statements states that "the Company's recurring losses from operations, working capital deficit, shareholders' deficiency, failure to achieve the minimum statutory equity requirements of the State of New York Insurance Department and failure to maintain the minimum risk based capital requirements of the State of Connecticut Insurance Department raise substantial doubt about its ability to continue as a going concern." Certain statements in this Form 10-Q are forward looking statements within the meaning of the securities laws and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors, including but not limited to the following: the Company's ability to continue as a going concern; the inability to meet HMO statutory net worth requirement for WCNY or WCCT; that increased regulation will increase health care expenses; that increased competition in the Company's markets or change in product mix will unexpectedly reduce premium revenue; that the Company will not be successful in increasing membership growth; that there may be adverse changes in Medicare and Medicaid premium rates set by federal and state governmental agencies; that health care cost in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, change in physician practices, and new technologies; that the Company will be unable to successfully expand its operations into New York City, Westchester County and the State of Connecticut; and that major health care providers will be unable to maintain their operations and reduce or eliminate their accumulated deficits.

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

                                              Three Months Ended
                                                   March 31,
                                           ------------------------
                                              2001          2000
                                           ----------    ----------
Revenue:
  Premiums earned                          $  23,736     $  18,675
  Total revenue                               24,047        19,174

Expenses:
  Medical expenses                            19,620        15,825
  General and Administrative expenses          3,906         2,718

  Medical expense ratio (1)                    82.7%         84.7%
  Administrative expense ratio (2)             16.2%         14.2%

(1) Total medical expenses as a percentage of premiums earned; reflects the combined rates of Commercial, Medicaid, Full Risk Medicare and Medicare supplemental members.

(2) General and administrative expenses as a percentage of total revenue.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Premiums Earned. Premiums earned increased $5.0 million to $23.7 million for the three months ended March 31, 2001 from $18.7 million for the comparable period in 2000, an increase of 26.7%. The increase in premiums earned was primarily due to the acquisition of FirstChoice's Medicaid line of business in Connecticut, which contributed approximately $10.0 million, net of decreases in premiums earned from the Company's other lines of business. The decrease from the Company's commercial line of business in Connecticut was approximately $3.2 million as the Company continues not to market this product line. WCNY's Medicaid premiums earned decreased approximately $0.8 million due to a decrease in membership from approximately 17,700 members at March 31, 2000 to 14,200 members at March 31, 2001. The decrease in membership was a result of suspended marketing from April 2000 to October 2000. The Company started its marketing efforts again in October 2000, but does not expect to have a net gain on membership until the second quarter in 2001. WCNY's Medicare premiums earned decreased approximately $0.8 million, as the Company is also not marketing this product line.

     Medical Expenses. Medical expenses increased approximately $3.8 million or 24.1% from $15.8 million to $19.6 million for the three months ended March 31, 2000 and 2001, respectively. The increase in medical expenses was due principally to the acquisition of the FirstChoice Medicaid line of business. Medical expenses as a percentage of premiums earned (medical expense ratio), decreased from 84.7% to 82.7% for the three months ended March 31, 2000 and 2001, respectively. The decrease in the medical expense ratio was primarily a result of the change in the mix of the Company's business as discussed above. In addition, overall premium increases on FirstChoice's commercial and WCNY's Medicare lines of businesses contributed to the decrease in the medical expense ratio.

     General and Administrative (G&A) Expenses. G&A expenses increased $1.2 million to $3.9 million for the three months ended March 31, 2001 from $2.7 million for the comparable period of the prior year. The increase in G&A expenses was primarily due to the increase in activities as a result of the acquisition of FirstChoice's Medicaid line of business. G&A expenses as a percentage of premiums earned (G&A expense ratio), increased from 14.2% to 16.2% for the three months ended March 31, 2000 and 2001, respectively. The increase in the G&A expense ratio was primarily due to the increase in management fee to Comprehensive Health Management, Inc. ("CHM"), an affiliate of the majority shareholder. The management fee between CHM and WCNY was increased from 9.5% to 11.5% in June 2000 and the management fee between CHM and FirstChoice was increased from 7.5% to 11.5% in October 2000. The increases in management fees reflect CHM's actual costs of providing such services to the Company's HMO operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows. For the three months ended March 31, 2001, operating activities utilized $2.5 million of cash. The net income adjusted for non-cash items such as depreciation, amortization, and other non-cash charges provided $0.4 million of cash. The net decrease in medical costs payable and payments of provider settlement utilized $3.1 million of cash and an increase in advances paid to providers utilized $1.4 million of cash. The decrease in net operating assets provided $1.6 million of cash. Investing activities utilized $9,000 of cash, principally consisting of capital expenditures. Financing activities provided $1.3 million of cash from proceeds of notes payable due to affiliates.

     As part of the Company's plan to bring its net worth into compliance with the State of New York's and the State of Connecticut's requirements, $750,000 was infused into WCNY in March 2001 as notes payable from Comprehensive Health Management of Florida, L.L.C., ("CHMF") an affiliate of the majority shareholder. An additional $591,000 note payable from CHMF was infused into WCNY in May 2001. In March 2001, CHMF also issued a $500,000 note payable to the Company. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 2000 financial statements states that "the Company's recurring losses from operations, working capital deficit, shareholders' deficiency, failure to achieve the minimum statutory equity requirements of the State of New York Insurance Department and failure to maintain the minimum risk based capital requirements of the State of Connecticut Insurance Department raise substantial doubt about its ability to continue as a going concern." The Company continues to explore the possibility of raising funds through available sources including but not limited to the equity and debt markets. It is uncertain that the Company will be successful at raising funds through these sources.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which postponed the effective date of the SFAS No. 133 for one year. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations, because the Company does not have derivative instruments and does not engage in hedging activities.

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

Interest Rate Risk

     The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company does not expect changes in interest rates to have a material adverse effect on its income or its cash flows in fiscal year 2001. However, there can be no assurances that interest rates will not significantly change for the remainder of 2001.

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

Item 4 - Submission Of Matters To A Vote Of Security Holders

None

Item 6 - Exhibits and Reports on Form 8-K

A.     Exhibit                   None

B.     Reports on Form 8-K       The Company filed a current report on Form 8-K
                                 under Item 4 - Changes in Registrant's
                                 Certifying Accountants on February 8, 2001.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE WELLCARE MANAGEMENT GROUP, INC.



Dated:  June 21, 2000       /s/ Kiran C. Patel, M.D.
                          ------------------------------------------
                                Kiran C. Patel, M.D.
                            President and Chief Executive Officer
                            (Principal Executive Officer)


Dated:  June 21, 2000       /s/ Carol K. McAllister
                          ------------------------------------------
                                Carol K. McAllister
                            Chief Accounting Officer
                           (Principal Accounting Officer)