Form 10-Q/A
period 2001-03-31
WELLCARE MANAGEMENT GROUP INC
filed 2001-07-13
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-Q/A

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

Note: This 10-Q/A amends Item 1, Condensed Consolidated Financial Statements, to correct a typographic error on the Condensed Consolidated Balance Sheets. The dates were changed from "March 31, 2000" to "March 31, 2001" and from "December 31, 1999" to "December 31, 2000".


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

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In $ Thousands)

                                                             (Unaudited)
                                                              March 31,      December 31,
                                                                 2001           2000
                                                            --------------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents                                  $     4,757     $     6,025
  Accounts receivable (net of allowance for doubtful
   accounts of $100 at March 31, 2001 and $200
   at December 31, 2000)                                           6,332           8,247
  Advances to participating providers                              1,962             555
  Other receivables                                                  866             791
  Prepaid expenses and other current assets                          452             510
                                                            --------------  --------------
          Total current assets                                    14,369          16,128
Property and equipment (net of accumulated depreciation
  and amortization of $4,271 at March 31, 2001 and
  Decmeber 31, 2000)                                                 544             640
Other Assets:
  Restricted cash                                                  3,476           3,352
                                                            --------------  --------------
          Total assets                                       $    18,389     $    20,120
                                                            ==============  ==============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
  Medical costs payable                                      $    13,680     $    15,686
  Accrued provider settlement - current portion                    1,052           1,052
  Due to affiliate, net                                              305             223
  Accounts payable and accrued expenses                            2,240           2,544
  Notes payable to affiliate                                       6,456           5,206
  Unearned revenue                                                 1,917           1,919
                                                            --------------  --------------
          Total current liabilities                               25,650          26,630
Other Liabilities:
  Accrued provider settlement - non-current portion                    -           1,052
                                                            --------------  --------------
          Total liabilities                                       25,650          27,682

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

                            THE WELLCARE MANAGEMENT GROUP, INC.



Dated:  July 13, 2000       /s/ Kiran C. Patel, M.D.
                          ------------------------------------------
                                Kiran C. Patel, M.D.
                            President and Chief Executive Officer
                            (Principal Executive Officer)


Dated:  July 13, 2000       /s/ Carol K. McAllister
                          ------------------------------------------
                                Carol K. McAllister
                            Chief Accounting Officer
                           (Principal Accounting Officer)