Form 10-Q
period 2001-06-30
WELLCARE MANAGEMENT GROUP INC
filed 2001-08-20
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                       FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2001

                           Commission File No. 000-21684



                       THE WELLCARE MANAGEMENT GROUP, INC.
              (Exact name of registrant as specified in its charter.)


              New York                                    14-1647239
       ------------------------                    ----------------------
       (State of Incorporation)             (IRS Employer Identification No.)

                    280 Broadway, 3rd floor, Newburgh, NY  12550
                    --------------------------------------------
                       (Address of principal executive office)

                                  (845) 338-4110
                                  --------------
                 (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.      Yes X      No


     Class                                       Outstanding at July 31, 2001
     ------                                      ----------------------------
     Common stock, par value $0.01 per share                 38,796,545
     Class A Common stock, par value $0.01 per share            313,555

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                                   INDEX
                                                                          PAGE
PART I     FINANCIAL INFORMATION                                         NUMBER

Item 1     Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at
            June 30, 2001 (Unaudited) and December 31, 2000                  3

           Unaudited Condensed Consolidated Statements of
            Operations for the Three Months and Six Months
            Ended June 30, 2001 and 2000                                     4

           Unaudited Condensed Consolidated Statements of
            Cash Flows for the Six Months Ended
            June 30, 2001 and 2000                                           5

           Notes to Condensed Consolidated Financial Statements              6

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   11

Item 3     Quantitative and Qualitative Disclosures about Market Risk       14

Part II    OTHER INFORMATION

Item 1     Legal Proceedings                                                14

Item 2     Change In Securities and Use of Proceeds                         14

Item 3     Default Upon Senior Securities                                   14

Item 4     Submission of Matters to a Vote of Security Holders              14

Item 5     Other Information                                                14

Item 6     Exhibits and Reports on Form 8-K                                 14

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In $ Thousands)
                                  (Unaudited)

                                                       June 30,    December 31,
                                                        2001          2000
                                                     ------------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents                          $     8,221   $     6,025
  Accounts receivable (net of allowance for
   doubtful accounts of $0 at June 30, 2001
   and $200 at December 31, 2000, respectively)            5,822         8,247
  Advances to participating providers                      1,372           555
  Other receivables                                        1,168           791
  Prepaid expenses and other current assets                  369           510
                                                     ------------  ------------
          Total current assets                            16,952        16,128
  Property and equipment (net of accumulated
   depreciation and amortization of $1,200 and
   $4,271 at June 30, 2001 and December 31, 2000)            463           640
Other Assets:
  Restricted cash                                          3,519         3,352
                                                     ------------  ------------
Total assets                                         $    20,934   $    20,120
                                                     ============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
  Medical costs payable                              $    13,481   $    15,686
  Accrued provider settlement - current portion            1,052         1,052
  Due to affiliate, net                                       54           223
  Accounts payable and accrued expenses                    3,474         2,544
  Notes payable to affiliate                               7,480         5,206
  Unearned revenue                                         1,830         1,919
                                                     ------------  ------------
          Total current liabilities                       27,371        26,630
Other Liabilities:
  Accrued provider settlement - non-current portion            -         1,052
                                                     ------------  ------------
          Total liabilities                               27,371        27,682

Commitments and Contingencies (Note 6)

Shareholders' Deficiency:
  Class A common stock - $0.01 par value;
   1,109,292 shares authorized; 313,555 shares
   issued and outstanding at June 30, 2001 and
   December 31, 2000                                           3             3
  Common stock - $0.01 par value; 75,000,000
   shares authorized; 38,807,940 shares issued
   at June 30, 2001 and December 31, 2000                    388           388
  Additional paid-in capital                              54,709        54,709
  Accumulated deficit                                    (61,357)      (62,460)
                                                     ------------  ------------
                                                          (6,257)       (7,360)
   Treasury stock at cost - 11,395 and 12,850
    shares at June 30, 2001 and December 31,
    2000, respectively                                      (180)         (202)
                                                     ------------  ------------
          Total deficiency                                (6,437)       (7,562)
                                                     ------------  ------------
Total liabilities and shareholders' deficiency       $    20,934   $    20,120
                                                     ============  ============

            See Notes to Condensed Consolidated Financial Statements

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In $ Thousands, Except Per Share Amounts)
                                 (Unaudited)

                                          Three Months Ended    Six Months Ended
                                               June 30,              June 30,
                                         --------------------  --------------------
                                           2001       2000       2001       2000
                                         ---------  ---------  ---------  ---------
Revenue:
  Premiums earned                        $ 24,168   $ 17,525   $ 47,904   $ 36,200
  Interest and other income - net               8      1,976        319      2,475
                                         ---------  ---------  ---------  ---------
Total revenue                              24,176     19,501     48,223     38,675
Expenses:
  Medical expenses                         19,030     15,686     38,650     31,511
  General and administrative expenses       4,086      2,936      7,992      5,654
  Depreciation and amortization               102        280        207        436
  Interest expense                            153         36        268         36
                                         ---------  ---------  ---------  ---------
Total expenses                             23,371     18,938     47,117     37,637
                                         ---------  ---------  ---------  ---------
Income before income taxes                    805        563      1,106      1,038
Income taxes                                    -          -          -          -
                                         ---------  ---------  ---------  ---------
Net income                               $    805   $    563   $  1,106   $  1,038
                                         =========  =========  =========  =========

Earnings per share:
  Income before income taxes -
   basic and diluted                     $   0.02   $   0.01   $   0.03   $   0.03

Weighted average shares outstanding -
  basic and diluted                        38,796     39,011     38,796     39,011

            See Notes to Condensed Consolidated Financial Statements

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In $ Thousands)
                                  (Unaudited)

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                        2001          2000
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $    1,106    $    1,038
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation and amortization                            207           436
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable           2,425          (135)
    Increase in advances to
     participating providers                              (817)         (305)
    (Increase) decrease in other receivables              (378)          865
    Decrease in prepaid expenses and
     other current assets and other assets                 141           304
    Increase in restricted cash                           (167)            -
    (Decrease) in medical cost payable                  (1,786)       (4,900)
    Increase (decrease) in accounts payable and
     accrued expenses                                      512          (943)
    Decrease in provider settlement                     (1,052)       (2,265)
    (Decrease) increase in unearned revenue                (89)           52
    Other, net                                            (169)           18
                                                    -----------   -----------
      Net cash used in operating activities                (67)       (5,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                  (30)         (432)
                                                    -----------   -----------
      Net cash used in investing activities                (30)         (432)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to affiliates            2,273             -
    Other                                                   20             5
                                                    -----------   -----------
      Net cash provided by financing activities          2,293             5
                                                    -----------   -----------
      Net decrease in cash and cash equivalents          2,196        (6,262)
Cash and cash equivalents, beginning of period           6,025         7,235
                                                    -----------   -----------
Cash and cash equivalents, end of period            $    8,221    $      973
                                                    ===========   ===========

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

2.     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("Generally Accepted Accounting Principles") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission on June 15, 2001.

     In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and its cash flows for the respective six months ended June 30, 2001 and 2000. Interim results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but does believe that the adoption of SFAS 142 will have a significant impact on its financial position and results of operations.

     Early adoption and retroactive application of these standards are not permitted. However, any goodwill and any other intangible assets determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001.

     Reclassification - Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Continued
                                (Unaudited)

4.     CLAIMS PAYABLE

     The following table summarizes the activities of medical costs payable for the six months ended (in thousands):

                                                June 30,        December 31,
                                                 2001               2000
                                              --------------  --------------
Balance, beginning of period                  $     15,686    $      9,011
Total incurred:
  Current period                                    39,447          38,328
  Prior period                                        (797)           (286)
                                              --------------  --------------
Total incurred                                      38,650          38,042
Paid and settled related to:
  Current period                                   (27,348)        (28,646)
  Prior period                                     (13,507)         (2,721)
                                              --------------  --------------
Total paid                                         (40,855)        (31,367)
                                              --------------  --------------
Balance, end of period                        $     13,481    $     15,686
                                              ==============  ==============

     The liability for accrued medical costs payable includes management's estimate of amounts required to settle known claims, claims in the process of adjudication, and estimated claims incurred but not reported.

     During the six months ended June 30, 2001 and December 31, 2000, the Company experienced favorable claims expense related to its estimated reserves for claims payable at December 31, 2000 and 1999. The accompanying financial statements reflect a $797,000 and $286,000 decrease in medical expenses for the six months ended June 30, 2001 and December 31, 2000, respectively, relating to a change in estimate on prior year claims liabilities.

5.     STATUTORY SURPLUS REQUIREMENTS

Connecticut Requirements

     The State of Connecticut Insurance Department requires that stipulated amounts of surplus be maintained at all times. FirstChoice must maintain a minimum net worth equal to the greater of: (A) $1,000,000; or (B) 2% of its annual premium revenues as reported on the most recent annual financial statement filed with the State of Connecticut Insurance Department on the first $150,000,000 of premium revenues plus 1% of annual premium revenues in excess of $150,000,000. At June 30, 2001 FirstChoice's statutory net worth was approximately $1.5 million, which was in compliance with the net worth requirement.

     The Risk-Based Capital ("RBC") requirements for health care centers were adopted through a regulation promulgated by the State of Connecticut Insurance Department effective January 31, 2000. The main purpose of the Regulation is to provide a tool for insurance regulators to evaluate the adequacy of statutory net worth of insurers. During fiscal year 2001, FirstChoice's statutory net worth is permitted to be at the Regulatory Action Level of $2.2 million and FirstChoice is required to phase into the Company Action Level of $2.9 million by December 31, 2001. As of June 30, 2001, FirstChoice was not in compliance with its RBC requirement. Approximately $674,344 will be infused into the FirstChoice from an affiliate of the majority shareholder by August 31, 2001 in order to bring FirstChoice into compliance with its RBC requirement.

     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the "Codification") Public Act No. 00-03, entitled An Act Concerning Statutory Accounting Procedures, which required adoption of the Codification by the State of Connecticut for the preparation of statutory financial statements, effective January 1, 2001. The effect of the adoption of the Codification on FirstChoice's statutory capital and surplus as of June 30, 2001 was a decrease in statutory net worth of approximately $445,000.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Continued
                                (Unaudited)

5.     STATUTORY SURPLUS REQUIREMENTS - CONTINUED

New York Requirements

     WCNY is required to accumulate and maintain a contingent reserve fund, which shall be increased in an amount equal to at least 5% of the net premium income of the Company during the calendar year, until such reserve fund is at least equal to $50,000. The contingent fund at the end of any calendar year shall not exceed 5% of the net premium income of such calendar year. WCNY is also required to establish a deposit in the form of an escrow account for the protection of enrollees that may consist of cash or be otherwise financed through bond or other means acceptable to the State of New York Insurance Department ("SNYID"). This deposit shall be equal to the greater of (1) 5% of the estimated expenditures for health care services for the year; or (2) $100,000. At June 30, 2001, WCNY was required maintain a cash reserve of approximately $2.5 million and a contingent equity reserve of approximately $2.8 million, as determined in the filing of the Annual Statement with the SNYID as of December 31, 2000.

     Notwithstanding the above, the SNYID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. On June 1, 1999, the majority shareholder submitted a program to the SNYID to restore the WCNY's contingency reserve to 100% of its required level over a three-year period ending June 1, 2002. In the interim, the SNYID has allowed WCNY to maintain a contingency reserve of no less than 50% of its required level. At June 30, 2001, the Company's statutory net worth was approximately $1.9 million, which was in compliance with the SNYID's adjusted minimum statutory net worth requirements.

     The Risk-Based Capital ("RBC") requirements for health maintenance organizations have not been adopted by the New York legislature. However, the SNYID does require that a RBC report be filed with the SNYID for informational purposes by April 1 of each year. WCNY filed a RBC report as of December 31, 2000 on March 31, 2001. This report disclosed that WCNY did not meet the minimum RBC requirements and triggered a mandatory control level ("MCL") event, as defined in the National Association of Insurance Commissioners ("NAIC") model law for RBC. An MCL event occurred since the WCNY's total adjusted capital was below the mandatory control level. The SNYID may take regulatory action against WCNY as a result of filing this RBC report, including but not limited to placing the Company under regulatory control. As of August 10, 2001, the SNYID has not taken any action.

     The SNYID has adopted the Codification, with some modifications, through the adoption of Regulation 172. The purpose of the Codification is to enhance the consistency of the accounting treatment of assets, liabilities, reserves, income, and expenses of insurers, by setting forth the accounting practices and procedures to be followed in completing annual and quarterly financial statements required by law. The applicable modifications that will effect the preparation of the statutory financial statements for WCNY are as follows: 1) no limitation with respect to the amount of EDP equipment to be admitted, with useful lives being recorded up to 10 years, 2) estimated pharmaceutical rebates may be included as admitted assets, and 3) unsecured receivables from health care providers are non-admitted, and 4) non-admitting deferred income taxes and goodwill. The State of New York required adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The effect of the adoption of the Codification on the WCNY's statutory capital and surplus as of June 30, 2001 was a decrease in statutory net worth of approximately $2.0 million for WCNY, of which $1.2 million relates to advances to providers that the Company is in the process of obtaining promissory notes.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Continued
                                (Unaudited)

6.     COMMITMENTS AND CONTINGENCIES

     WCNY has entered into various contractual arrangements with a majority of its primary care physicians and specialists through contracts with regional health care delivery networks. These agreements call for capitating IPAs comprised of specialists and primary care physicians. Under the agreements, the Company pays the IPAs for medical services provided by primary care physicians and specialists. The IPAs in turn reimburse those providers for the services that are provided by each physician. ProMedco Hudson Valley ("ProMedco"), an IPA group that WCNY had contracted with filed bankruptcy in April 2001. Based on the executed contracts with the IPAs, WCNY is not liable for the IPAs' liabilities, however, in the event the IPAs default on their financial obligations, the provider network could be materially affected. Management is currently restructuring the physician network with respect to individual physicians within the ProMedco IPAs, and does not believe a financial liability of the Company exists at June 30, 2001.

     The Company is not a party to any material pending legal proceedings. The Company at times does have routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition.

7.     INCOME TAXES

     The provisions for income tax benefit (expense) for the six months ended June 30, 2001 and 2000, respectively, were calculated through the use of the estimated annual income tax rates based on projected annualized income (loss). The Company estimated an effective tax rate of 0% during the six months ended June 30, 2001 and 2000, respectively, based on the Company's reported losses in 1998, 1999, and 2000.

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

     Management fees for the six months ended June 30, 2001 and 2000 were approximately $5.5 million and $3.3 million, respectively, which were included in general and administrative expenses. At June 30, 2001 and December 31, 2000, the Company owed CHM approximately $54,000 and $223,000, respectively.

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

     In May 2001, CHM issued a $270,000 note payable to the Company. The note payable bears interest of 8% per annum and is payable on demand.

     In June 2001, $162,497 in surplus note was infused into WCNY by CHM. The surplus note bears interest of 8.5% per annum and is payable on demand. Payments of interest and principle is restricted by the State of New York Insurance Department.

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

                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                              --------------------    --------------------
                                2001        2000        2001        2000
                              ---------  ---------    ---------  ---------
Total Revenues:
  New York                    $ 13,655   $ 16,186     $ 26,631   $ 30,412
  Connecticut                   10,522      2,546       21,515      6,957
  Corporate                         (1)       769           77      1,306
                              ---------  ---------    ---------  ---------
Total                           24,176     19,501       48,223     38,675
                              =========  =========    =========  =========

Net (Loss) Income:
  New York                    $  1,291   $    877     $  1,262   $    671
  Connecticut                     (434)      (987)         (87)      (319)
  Corporate                        (52)       673          (69)       686
                              ---------  ---------    ---------  ---------
Total                              805        563        1,106      1,038
                              =========  =========    =========  =========

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

     Set forth below for the periods indicated, is selected unaudited information (in thousands, except percentages).

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  --------------------    --------------------
                                    2001        2000        2001        2000
                                  ---------  ---------    ---------  ---------
Revenue:
  Premiums earned                 $ 24,168   $ 17,525     $ 47,904   $ 36,200
  Total revenue                     24,176     19,501       48,223     38,675

Expenses:
  Medical expenses                  19,030     15,686       38,650     31,511
  General and Administrative
   expenses                          4,086      2,936        7,992      5,654

  Medical expense ratio (1)          78.7%      89.5%        80.7%      87.0%
  Administrative expense ratio (2)   16.9%      15.1%        16.6%      14.6%

(1) Total medical expenses as a percentage of premiums earned; reflects the combined rates of Commercial, Medicaid, Full Risk Medicare and Medicare supplemental members.

(2) General and administrative expenses as a percentage of total revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Premiums Earned. Premiums earned increased $6.7 million to $24.2 million for the three months ended June 30, 2001 from $17.5 million for the comparable period in 2000, an increase of 38.3%. The increase in premiums earned was primarily due to the acquisition of FirstChoice's Medicaid line of business in Connecticut, which contributed approximately $10.0 million of additional revenue during the three months ended June 30, 2001. Additionally, the Company experienced decreases from its commercial line of business in Connecticut of approximately $1.7 million as the Company continues a strategy of not marketing this product line. WCNY's Medicaid premiums earned decreased approximately $1.0 million due to a decrease in membership. WCNY's Medicare premiums earned decreased approximately $0.6 million, as the Company is also not marketing this product line.

     Medical Expenses. Medical expenses increased approximately $3.3 million or 21.0% from $15.7 million to $19.0 million for the three months ended June 30, 2000 and 2001, respectively. The increase in medical expenses was due principally to the acquisition of the FirstChoice Medicaid line of business. Additionally, the Company experienced favorable claims run out in medical expenses for the three months ended June 30, 2001 resulting in a $797,000 reduction in estimates related to prior year claims liabilities. Medical expenses as a percentage of premiums earned (medical expense ratio), decreased from 89.5% to 78.7% for the three months ended June 30, 2000 and 2001, respectively. The decrease in the medical expense ratio was primarily a result of the change in the mix of the Company's business as discussed above and change in estimate of claims reserve. In addition, overall premium increases on the remaining FirstChoice's enrolled commercial and WCNY's Medicare members contributed to the overall decrease in the medical expense ratio.

     General and Administrative (G&A) Expenses. G&A expenses increased $1.2 million to $4.1 million for the three months ended June 30, 2001 from $2.9 million for the comparable period of the prior year. The increase in G&A expenses was primarily due to the increase in the administration of the additional membership resulting from the acquisition of FirstChoice's Medicaid line of business. G&A expenses as a percentage of total premiums (G&A expense ratio), remained relatively flat for the three months ended June 30, 2000 and 2001, respectively. The management fee between CHM and WCNY was increased from 9.5% to 11.5% in June 2000 and the management fee between CHM and FirstChoice was increased from 7.5% to 11.5% in October 2000. The increases in management fees reflect CHM's actual costs of providing such services to the Company's HMO operations and absent such increases, the Company would have experienced additional reductions in the administrative expense ratio during the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Premiums Earned. Premiums earned increased $11.7 million to $47.9 million for the six months ended June 30, 2001 from $36.2 million for the comparable period in 2000, an increase of 32.3%. The increase in premiums earned was primarily due to the acquisition of FirstChoice's Medicaid line of business in Connecticut, which contributed approximately $20.0 million of additional revenue during the six months ended June 30, 2001. Additionally, the Company experienced decreases from the Company's commercial line of business in Connecticut of approximately $4.9 million as the Company continues a strategy of not marketing this product line. WCNY's Medicaid premiums earned decreased approximately $1.8 million due to a decrease in membership. WCNY's Medicare premiums earned decreased approximately $1.6 million, as the Company is also not marketing this product line.

     Medical Expenses. Medical expenses increased approximately $7.2 million or 22.9% from $31.5 million to $38.7 million for the six months ended June 30, 2000 and 2001, respectively. The increase in medical expenses was principally due to the acquisition of the FirstChoice Medicaid line of business, which generated approximately $17.6 million in direct medical cost during the six months ended June 30, 2001. Additionally, the Company experienced favorable claims run out in medical expenses for the six months ended June 30, 2001 resulting in a $797,000 reduction in estimates related to prior year claims liabilities. Medical expenses as a percentage of premiums earned (medical expense ratio), decreased from 87.0% to 80.7% for the six months ended June 30, 2000 and 2001, respectively. The decrease in the medical expense ratio was primarily a result of the change in the mix of the Company's business as discussed above and change in estimate of claims reserve. In addition, overall premium increases on FirstChoice's enrolled commercial and WCNY's Medicare members contributed to the decrease in the medical expense ratio.

     General and Administrative (G&A) Expenses. G&A expenses increased $2.3 million to $8.0 million for the six months ended June 30, 2001 from $5.7 million for the comparable period of the prior year. The increase in G&A expenses was primarily due to the increase in administrative costs associated with managing the additional membership resulting from the acquisition of FirstChoice's Medicaid line of business. G&A expenses as a percentage of total premiums (G&A expense ratio), increased from 14.6% to 16.6% for the six months ended June 30, 2000 and 2001, respectively. The increase in the G&A expense ratio was primarily due to the increase in management fee to CHM, an affiliate of the majority shareholder. The management fee between CHM and WCNY was increased from 9.5% to 11.5% in June 2000 and the management fee between CHM and FirstChoice was increased from 7.5% to 11.5% in October 2000. The increases in management fees reflect CHM's actual costs of providing such services to the Company's HMO operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows. For the six months ended June 30, 2001, operating activities utilized $67,000 of cash. The net income adjusted for non-cash items such as depreciation and amortization provided $1.3 million of cash. The net decrease in medical costs payable and payments of provider settlement utilized $2.8 million of cash and an increase in advances paid to providers utilized $0.8 million of cash. The decrease in net operating assets provided $2.4 million of cash. Investing activities utilized $30,000 of cash, principally consisting of capital expenditures. Financing activities provided $2.3 million of cash from proceeds of notes payable due to affiliates.

     As part of the Company's plan to bring its net worth into compliance with the State of New York's and the State of Connecticut's requirements, $591,000 in surplus note payable from Comprehensive Health Management of Florida, LLC, an affiliate of the majority shareholder of the Company, was infused into WCNY in May 2001. Approximately $162,497 was infused into WCNY in June 2001 as a surplus note payable from CHM, an affiliate of the majority shareholder. An additional $674,344 will be infused into FirstChoice from an affiliate of the majority shareholder by August 31, 2001 in order to bring FirstChoice into compliance with its RBC requirement. In addition, in May 2001, CHM issued a $270,000 note payable to the Company. The Company continues to be financially dependent on the majority shareholder to meet its minimum statutory surplus requirements.

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

Medicaid Risk

     The Company is subject to risks of contracts and funding for the Medicaid program. The Company does not expect changes in contracts and funding to have a material adverse effect on its income or its cash flows in fiscal year 2001. However, there can be no assurances that contracts and funding will not significantly change for the remainder of 2001.

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

Item 2. - Change In Securities and Use of Proceeds

     Not Applicable.

Item 3. - Default Upon Senior Securities

     Not Applicable.

Item 4 - Submission Of Matters To A Vote Of Security Holders

     Not Applicable.

Item 5 - Other Information

     Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K

A.  Exhibit                   None
B.  Reports on Form 8-K       The Company  did not file any current report on
                              Form 8-K during the second quarter 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE WELLCARE MANAGEMENT GROUP, Inc.

Dated:  August 20, 2001     /s/ Kiran C. Patel, M.D.
                            --------------------------------------
                            Kiran C. Patel, M.D.
                            President and Chief Executive Officer
                            (Principal Executive Officer)



Dated:  August 20, 2001     /s/ Carol K. McAllister
                            --------------------------------------
                            Carol K. McAllister
                            Chief Accounting Officer
                            (Principal Accounting Officer)