Form 10-Q
period 2001-09-30
WELLCARE MANAGEMENT GROUP INC
filed 2001-11-14
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                       FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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


 Class                                         Outstanding at October 31, 200
 ------                                        -------------------------------
 Common stock, par value $0.01 per share                   38,796,545
 Class A Common stock, par value $0.01 per share              313,555

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                                   INDEX
                                                                          PAGE
PART I     FINANCIAL INFORMATION                                         NUMBER

Item 1     Condensed Consolidated Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets at
            September 30, 2001 and December 31, 2000                         3

           Unaudited Condensed Consolidated Statements of
            Operations for the Three Months and Nine Months
            Ended September 30, 2001 and 2000                                4

           Unaudited Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            September 30, 2001 and 2000                                      5

           Notes to Condensed Consolidated Financial Statements              6

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   11

Item 3     Quantitative and Qualitative Disclosures about Market Risk       14

Part II    OTHER INFORMATION

Item 1     Legal Proceedings                                                14

Item 2     Change In Securities and Use of Proceeds                         14

Item 3     Default Upon Senior Securities                                   14

Item 4     Submission of Matters to a Vote of Security Holders              14

Item 5     Other Information                                                14

Item 6     Exhibits and Reports on Form 8-K                                 14

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In $ Thousands)
                                  (Unaudited)

                                                    September 30,  December 31,
                                                        2001          2000
                                                    -------------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents                          $     7,490   $     6,025
  Accounts receivable (net of allowance for
   doubtful accounts of $0 at September 30, 2001
   and $200 at December 31, 2000, respectively)            5,509         8,247
  Advances to participating providers                      1,309           555
  Other receivables                                        2,266           791
  Prepaid expenses and other current assets                  462           510
                                                     ------------  ------------
          Total current assets                            17,036        16,128
  Property and equipment (net of accumulated
   depreciation and amortization of $1,292 and
   $4,271 at September 30, 2001 and
   December 31, 2000, respectively)                          371           640
Other Assets:
  Restricted cash                                          3,551         3,352
                                                     ------------  ------------
Total assets                                         $    20,958   $    20,120
                                                     ============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
  Medical costs payable                              $    13,940   $    15,686
  Accrued provider settlement - current portion            1,052         1,052
  Due to affiliate, net                                      139           223
  Accounts payable and accrued expenses                    2,340         2,544
  Notes payable to affiliate                               8,304         5,206
  Unearned revenue                                         1,585         1,919
                                                     ------------  ------------
          Total current liabilities                       27,360        26,630
Other Liabilities:
  Accrued provider settlement - non-current portion            -         1,052
                                                     ------------  ------------
          Total liabilities                               27,360        27,682

Commitments and Contingencies (Note 6)

Shareholders' Deficiency:
  Class A common stock - $0.01 par value;
   1,109,292 shares authorized; 313,555 shares
   issued and outstanding at September 30, 2001 and
   December 31, 2000                                           3             3
  Common stock - $0.01 par value; 75,000,000
   shares authorized; 38,807,940 shares issued
   at September 30, 2001 and December 31, 2000               388           388
  Additional paid-in capital                              54,709        54,709
  Accumulated deficit                                    (61,322)      (62,460)
                                                     ------------  ------------
                                                          (6,222)       (7,360)
   Treasury stock at cost - 11,395 and 12,850
    shares at September 30, 2001 and December 31,
    2000, respectively                                      (180)         (202)
                                                     ------------  ------------
          Total deficiency                                (6,402)       (7,562)
                                                     ------------  ------------
Total liabilities and shareholders' deficiency       $    20,958   $    20,120
                                                     ============  ============

            See Notes to Condensed Consolidated Financial Statements

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In $ Thousands, Except Per Share Amounts)
                                 (Unaudited)

                                          Three Months Ended    Nine Months Ended
                                             September 30,        September 30,
                                         --------------------  --------------------
                                           2001       2000       2001       2000
                                         ---------  ---------  ---------  ---------
Revenue:
  Premiums earned                        $ 23,946   $ 16,770   $ 71,850   $ 52,970
  Interest and other income - net              91        (38)       411      2,035
                                         ---------  ---------  ---------  ---------
Total revenue                              24,037     16,732     72,261     55,005
Expenses:
  Medical expenses                         19,484     16,729     58,135     47,868
  General and administrative expenses       4,251      3,221     12,243      8,845
  Depreciation and amortization                92        247        299        683
  Interest expense                            175          -        443         36
                                         ---------  ---------  ---------  ---------
Total expenses                             24,002     20,197     71,120     57,432
                                         ---------  ---------  ---------  ---------
Income (loss) before income taxes              35     (3,465)     1,141     (2,427)
Income taxes                                    -          -          -          -
                                         ---------  ---------  ---------  ---------
Net income (loss)                        $     35   $ (3,465)  $  1,141   $ (2,427)
                                         =========  =========  =========  =========

Earnings per share:
  Income (loss) before income taxes -
   basic and diluted                     $   0.00   $  (0.09)  $   0.03   $  (0.06)

Weighted average shares outstanding -
  basic and diluted                        38,797     39,011     38,796     39,011

            See Notes to Condensed Consolidated Financial Statements

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In $ Thousands)
                                  (Unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                        2001          2000
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $    1,141    $   (2,427)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  Depreciation and amortization                            299           683
  Bad debt expense                                           -           622
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable           2,738        (3,257)
    (Increase) decrease in advances to
     participating providers                              (754)           82
    (Increase) decrease in other receivables            (1,476)          547
    Decrease in prepaid expenses and
     other current assets and other assets                  48           656
    (Increase) decrease in restricted cash                (200)        1,937
    Decrease in medical cost payable                    (1,327)       (5,600)
    (Decrease) increase in accounts payable and
     accrued expenses                                     (622)        2,998
    Decrease in provider settlement                     (1,052)       (2,265)
    (Decrease) increase in unearned revenue               (334)          (95)
    Other, net                                             (84)            -
                                                    -----------   -----------
      Net cash used in operating activities             (1,623)       (6,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                  (30)         (489)
                                                    -----------   -----------
      Net cash used in investing activities                (30)         (489)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to affiliates            3,098           800
    Other                                                   20             -
                                                    -----------   -----------
      Net cash provided by financing activities          3,118           800
                                                    -----------   -----------
      Net increase (decrease) in cash
       and cash equivalents                              1,465        (5,808)
Cash and cash equivalents, beginning of period           6,025         7,240
                                                    -----------   -----------
Cash and cash equivalents, end of period            $    7,490    $    1,432
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

     In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and its cash flows for the respective nine months ended September 30, 2001 and 2000. Interim results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Goodwill and certain intangible assets with indefinite useful lives will remain on the balance sheet and not be amortized. The Company implemented SFAS No. 141 on July 1, 2001 and has determined that there is no impact on its consolidated financial position or results of operations for the current reported periods.

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

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Continued
                                (Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     On October 3, 2001 SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144) was approved by the FASB. SFAS No. 144 addresses the financial accounting and reporting of the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets" along with assets to be disposed of and will be effective January 1, 2002. The Company is assessing the impact, if any, that SFAS 144 will have on its consolidated financial statements.

     Reclassification - Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation.

4.     CLAIMS PAYABLE

     The following table summarizes the activities of medical costs payable for the nine months ended (in thousands):

                                              September 30,    December 31,
                                                 2001               2000
                                              --------------  --------------
Balance, beginning of period                  $     15,686    $     14,858
Total incurred:
  Current period                                    57,931          54,015
  Prior period                                         204            (286)
                                              --------------  --------------
Total incurred                                      58,135          53,729
Paid and settled related to:
  Current period                                   (44,553)        (44,495)
  Prior period                                     (15,328)         (8,406)
                                              --------------  --------------
Total paid                                         (59,881)        (52,901)
                                              --------------  --------------
Balance, end of period                        $     13,940    $     15,686
                                              ==============  ==============

     The liability for accrued medical costs payable includes management's estimate of amounts required to settle known claims, claims in the process of adjudication, and estimated claims incurred but not reported.

     During the nine months ended September 30, 2001, the Company experienced unfavorable claims expense related to its estimated reserves for December 31, 2000. The accompanying condensed consolidated financials statements reflect a $204,000 increase in medical expenses for the nine months ended September 30, 2001, relating to a change in estimate on prior year claims liabilities. During the nine months ended December 31, 2000, the Company experienced favorable claims expense related to its estimated reserves for claims payable at December 31, 1999. The accompanying condensed consolidated financial statements reflect a $286,000 decrease in medical expenses for the nine months ended December 31, 2000, relating to a change in estimate on prior year claims liabilities.

5.     STATUTORY SURPLUS REQUIREMENTS

Connecticut Requirements

     The State of Connecticut Insurance Department requires that stipulated amounts of surplus be maintained at all times. FirstChoice must maintain a minimum net worth equal to the greater of: (A) $1,000,000; or (B) 2% of its annual premium revenues as reported on the most recent annual financial statement filed with the State of Connecticut Insurance Department on the first $150,000,000 of premium revenues plus 1% of annual premium revenues in excess of $150,000,000. At September 30, 2001 FirstChoice's statutory net worth was approximately $2.2 million, which was in compliance with the net worth requirement.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Continued
                                (Unaudited)

5.     STATUTORY SURPLUS REQUIREMENTS - CONTINUED

     The Risk-Based Capital ("RBC") requirements for health care centers were adopted through a regulation promulgated by the State of Connecticut Insurance Department effective January 31, 2000. The main purpose of the Regulation is to provide a tool for insurance regulators to evaluate the adequacy of statutory net worth of insurers. During fiscal year 2001, FirstChoice's statutory net worth is permitted to be at the Regulatory Action Level of $2.2 million and FirstChoice is required to phase into the Company Action Level of $2.9 million by December 31, 2001. As of September 30, 2001, FirstChoice was in compliance with its RBC requirement.

New York Requirements

     WCNY is required to accumulate and maintain a contingent reserve fund, which shall be increased in an amount equal to at least 5% of the net premium income of the Company during the calendar year, until such reserve fund is at least equal to $50,000. The contingent fund at the end of any calendar year shall not exceed 5% of the net premium income of such calendar year. WCNY is also required to establish a deposit in the form of an escrow account for the protection of enrollees that may consist of cash or be otherwise financed through bond or other means acceptable to the State of New York Insurance Department ("SNYID"). This deposit shall be equal to the greater of (1) 5% of the estimated expenditures for health care services for the year; or (2) $100,000. At September 30, 2001, WCNY was required to maintain a cash reserve of approximately $2.5 million and a contingent equity reserve of approximately $2.8 million, as determined in the filing of the Annual Statement with the SNYID as of December 31, 2000.

     Notwithstanding the above, the SNYID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. On June 1, 1999, the majority shareholder submitted a program to the SNYID to restore the WCNY's contingency reserve to 100% of its required level over a three-year period ending June 1, 2002. In the interim, the SNYID has allowed WCNY to maintain a contingency reserve of no less than 50% of its required level. At September 30, 2001, the Company's statutory net worth was approximately $2.6 million, which was in compliance with the SNYID's adjusted minimum statutory net worth requirements.

     The Risk-Based Capital ("RBC") requirements for health maintenance organizations have not been adopted by the New York legislature. However, the SNYID does require that a RBC report be filed with the SNYID for informational purposes by April 1 of each year. WCNY filed a RBC report as of December 31, 2000 on March 31, 2001. This report disclosed that WCNY did not meet the minimum RBC requirements and triggered a mandatory control level ("MCL") event, as defined in the National Association of Insurance Commissioners ("NAIC") model law for RBC. An MCL event occurred since WCNY's total adjusted capital was below the mandatory control level. The SNYID may take regulatory action against WCNY as a result of filing this RBC report, including but not limited to placing the Company under regulatory control. As of November 10, 2001, the SNYID has not taken any action.

6.     COMMITMENTS AND CONTINGENCIES

     WCNY has entered into various contractual arrangements with a majority of its primary care physicians and specialists through contracts with regional health care delivery networks. These agreements call for capitating Independent Practice Associations ("IPAs") comprised of specialists and primary care physicians. Under the agreements, the Company pays the IPAs for medical services provided by primary care physicians and specialists. The IPAs in turn reimburse those providers for the services that are provided by each physician. ProMedco Hudson Valley ("ProMedco"), an IPA group that WCNY had contracted with filed bankruptcy in April 2001. Based on the executed contracts with the IPAs, WCNY is not liable for the IPAs' liabilities, however, in the event the IPAs default on their financial obligations, the provider network could be materially affected. Management is currently restructuring the physician network with respect to individual physicians within the ProMedco IPAs, and does not believe a financial liability of the Company exists at September 30, 2001.

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - Continued
                                (Unaudited)

6.     COMMITMENTS AND CONTINGENCIES - CONTINUED

     The Company conducts a significant portion of its HMO business with Federal and State sponsored programs. As part of their participation, the Company is subject to legislative and regulatory change, which is beyond management's control. Management continues to monitor these changes in reimbursement levels and has made no provisions to the financial statements for these contingencies.

     The Company is not a party to any material pending legal proceedings. The Company at times does have routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition.

7.     INCOME TAXES

     The provisions for income tax benefit (expense) for the nine months ended September 30, 2001 and 2000, respectively, were calculated through the use of the estimated annual income tax rates based on projected annualized income
(loss). The Company estimated an effective tax rate of 0% during the nine months ended September 30, 2001 and 2000, respectively, based on the Company's reported losses in 1998, 1999, and 2000.

8.     RELATED PARTY TRANSACTIONS

Management Agreement

     WCNY and FirstChoice have entered into management agreements with Comprehensive Health Management, Inc. ("CHM"), a Company that was established by the majority shareholder to provide management, administrative, and claims processing services to health maintenance organizations. During September 1999, WCNY and FirstChoice each executed a five-year management agreement with CHM to perform claims processing services, utilization review, payroll services, and most all of the administrative functions of the Company, excluding certain marketing functions. CHM is responsible for all the administrative employees' payroll and business expenses. Additionally, CHM is responsible for maintaining the claims related data processing equipment and software.

     The management fee for each Company ranges from 9.5% of premium revenue earned when there are less than 40,000 members to 7.5% of premium revenue earned when there are more than 80,000 members. In September 2000, the agreements were amended to generally provide CHM with enough revenue to cover its own costs related to the provision of management services to the Company and other affiliated HMOs. As a result of the amended agreements, the management fee was revised to reflect ranges of 11.5% of premium revenue earned when there are less than 40,000 members and 9.5% of premium revenue earned when there are more than 80,000 members. During 2000, CHM operated at a deficit of approximately $4.0 million and CHM is currently evaluating the adequacy of the current fee structure. Management anticipates that adjustments to the fee structure will occur during the next fiscal year to improve the cost recovery at CHM.

     Management fees for the nine months ended September 30, 2001 and 2000 were approximately $8.3 million and $5.1 million, respectively, which were included in general and administrative expenses. At September 30, 2001 and December 31, 2000, the Company owed CHM approximately $139,000 and $223,000, respectively.

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

     In July 2001, CHM issued a $150,000 note payable to the Company. The note payable bears interest of 8% per annum and is payable on demand.

     In August 2001, $674,344 in surplus note was infused into WCNY by CHM. The surplus note bears interest of 8.0% per annum and is payable on demand. Payments of interest and principle is restricted by the State of New York Insurance Department.

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

                               Three Months Ended      Nine Months Ended
                                  September 30,           September 30,
                              --------------------    --------------------
                                2001        2000        2001        2000
                              ---------  ---------    ---------  ---------
Total Revenues:
  New York                    $ 14,570   $ 14,765     $ 41,202   $ 45,084
  Connecticut                    9,467      2,163       30,982      9,099
  Corporate                          -        196           77        822
                              ---------  ---------    ---------  ---------
Total                           24,037     16,732       72,261     55,005
                              =========  =========    =========  =========

Net (Loss) Income:
  New York                    $    (13)  $   (930)    $  1,249   $   (259)
  Connecticut                       78     (2,498)         (10)    (2,817)
  Corporate                        (30)       (37)         (98)       649
                              ---------  ---------    ---------  ---------
Total                               35     (3,465)       1,141     (2,427)
                              =========  =========    =========  =========

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 2000 financial statements states that "the Company's recurring losses from operations, working capital deficit, shareholders' deficiency, failure to achieve the minimum statutory equity requirements of the State of New York Insurance Department and failure to maintain the minimum risk based capital requirements of the State of Connecticut Insurance Department raise substantial doubt about its ability to continue as a going concern." Certain statements in this Form 10-Q are forward looking statements within the meaning of the securities laws and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors, including but not limited to the following: the Company's ability to continue as a going concern; the inability to meet HMO statutory net worth requirement for WCNY or FirstChoice; that increased regulation will increase health care expenses; that increased competition in the Company's markets or change in product mix will unexpectedly reduce premium revenue; that the Company will not be successful in increasing membership growth; that there may be adverse changes in Medicare and Medicaid premium rates set by federal and state governmental agencies; that health care cost in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, change in physician practices, and new technologies; that the Company will be unable to successfully expand its operations into New York City, Westchester County and the State of Connecticut; and that major health care providers will be unable to maintain their operations and reduce or eliminate their accumulated deficits.

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

     Set forth below for the periods indicated, is selected unaudited information (in thousands, except percentages).

                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                  --------------------    --------------------
                                    2001        2000        2001        2000
                                  ---------  ---------    ---------  ---------
Revenue:
  Premiums earned                 $ 23,946   $ 16,770     $ 71,850   $ 52,970
  Total revenue                     24,037     16,732       72,261     55,005

Expenses:
  Medical expenses                  19,484     16,729       58,135     47,868
  General and Administrative
   expenses                          4,251      3,221       12,243      8,845

  Medical expense ratio (1)          81.4%      99.8%        80.9%      90.4%
  Administrative expense ratio (2)   17.7%      19.3%        16.9%      16.1%

(1) Total medical expenses as a percentage of premiums earned; reflects the combined rates of Commercial, Medicaid, Full Risk Medicare and Medicare supplemental members.

(2) General and administrative expenses as a percentage of total revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Premiums Earned. Premiums earned increased $7.1 million to $23.9 million for the three months ended September 30, 2001 from $16.8 million for the comparable period in 2000, an increase of 42.3%. The increase in premiums earned was primarily due to the acquisition of FirstChoice's Medicaid line of business in Connecticut, which contributed approximately $9.0 million of additional revenue and a slight increase in WCNY's Child Health Plus premiums earned of approximately $0.6 million during the three months ended September 30, 2001. Additionally, the Company experienced decreases from its commercial line of business in Connecticut of approximately $1.7 million as the Company continues a strategy of not marketing this product line. WCNY's Medicare premiums earned decreased approximately $0.9 million, as the Company is also not marketing this product line.

     Medical Expenses. Medical expenses increased approximately $2.8 million or 16.8% from $16.7 million to $19.5 million for the three months ended September 30, 2000 and 2001, respectively. The increase in medical expenses was due principally to the acquisition of the FirstChoice Medicaid line of business net of decreases in the respective lines of business discussed above. Medical expenses as a percentage of premiums earned (medical expense ratio), decreased from 99.8% to 81.4% for the three months ended September 30, 2000 and 2001, respectively. The decrease in the medical expense ratio was primarily a result of the change in the mix of the Company's business as discussed above. These fundamental changes in the mix of business continue to favorably impact the Company's profitability. In addition, overall premium increases on the remaining FirstChoice's enrolled commercial and WCNY's Medicare members contributed to the overall decrease in the medical expense ratio.

     General and Administrative (G&A) Expenses. G&A expenses increased $1.1 million to $4.3 million for the three months ended September 30, 2001 from $3.2 million for the comparable period of the prior year. The increase in G&A expenses was primarily due to the increase in the administration of the additional membership resulting from the acquisition of FirstChoice's Medicaid line of business. G&A expenses as a percentage of total revenues (G&A expense ratio), decreased from 19.3% to 17.7% for the three months ended September 30, 2000 and 2001, respectively. The decrease in the G&A expense ratio was primarily due to the decrease in commissions expense as a result of the decrease in FirstChoice's commercial business.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Premiums Earned. Premiums earned increased $18.9 million to $71.9 million for the nine months ended September 30, 2001 from $53.0 million for the comparable period in 2000, an increase of 35.7%. The increase in premiums earned was primarily due to the acquisition of FirstChoice's Medicaid line of business in Connecticut, which contributed approximately $28.9 million of additional revenue and an increase in WCNY's Child Health Plus premiums earned of approximately $0.9 million during the nine months ended September 30, 2001. Additionally, the Company experienced decreases from its commercial line of business in Connecticut of approximately $6.9 million as the Company continues a strategy of not marketing this product line. WCNY's Medicaid premiums earned decreased approximately $1.7 million due to a decrease in membership. WCNY's Medicare premiums earned decreased approximately $2.2 million, as the Company is also not marketing this product line.

     Medical Expenses. Medical expenses increased approximately $10.2 million or 21.3% from $47.9 million to $58.1 million for the nine months ended September 30, 2000 and 2001, respectively. The increase in medical expenses was principally due to the acquisition of the FirstChoice Medicaid line of business, which generated approximately $24.7 million in direct medical cost during the nine months ended September 30, 2001. Medical expenses as a percentage of premiums earned (medical expense ratio), decreased from 90.4% to 80.9% for the nine months ended September 30, 2000 and 2001, respectively. The decrease in the medical expense ratio was primarily a result of the change in the mix of the Company's business as discussed above. These fundamental changes in the mix of business continue to favorably impact the Company's profitability. In addition, overall premium increases on FirstChoice's enrolled commercial and WCNY's Medicare members contributed to the decrease in the medical expense ratio.

     General and Administrative (G&A) Expenses. G&A expenses increased $3.4 million to $12.2 million for the nine months ended September 30, 2001 from $8.8 million for the comparable period of the prior year. The increase in G&A expenses was primarily due to the increase in administrative costs associated with managing the additional membership resulting from the acquisition of FirstChoice's Medicaid line of business. G&A expenses as a percentage of total revenues (G&A expense ratio), increased from 16.1% to 16.9% for the nine months ended September 30, 2000 and 2001, respectively. The increase in the G&A expense ratio was primarily due to the increase in WCNY's marketing costs as WCNY resumed its marketing activities in October 2000. WCNY voluntarily suspended marketing and enrollment for its Medicaid and Child Health Plus products from April to October 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows. For the nine months ended September 30, 2001, operating activities utilized $1.6 million of cash. The net income adjusted for non-cash items such as depreciation and amortization provided $1.4 million of cash. The net decrease in medical costs payable and payments of provider settlement utilized $2.4 million of cash and an increase in advances paid to providers utilized $0.8 million of cash. The decrease in net operating assets provided $0.2 million of cash. Investing activities utilized $30,000 of cash, principally consisting of capital expenditures. Financing activities provided $3.1 million of cash from proceeds of notes payable due to affiliates.

     As part of the Company's plan to bring its net worth into compliance with the State of New York's and the State of Connecticut's requirements, $750,000 and $590,733 in surplus note payable from Comprehensive Health Management of Florida, LLC, an affiliate of the majority shareholder of the Company, was infused into WCNY in March and May 2001, respectively. Approximately $162,497 was infused into WCNY in June 2001 as a surplus note payable from CHM, an affiliate of the majority shareholder. An additional $674,344 was infused into FirstChoice from an affiliate of the majority shareholder in August 2001 in order to bring FirstChoice into compliance with its RBC requirement. The Company continues to be financially dependent on the majority shareholder to meet its minimum statutory surplus requirements.

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

                            THE WELLCARE MANAGEMENT GROUP, Inc.

Dated:  November 14, 2001   /s/ Kiran C. Patel, M.D.
                            --------------------------------------
                            Kiran C. Patel, M.D.
                            President and Chief Executive Officer
                            (Principal Executive Officer)



Dated:  November 14, 2001   /s/ Carol K. McAllister
                            --------------------------------------
                            Carol K. McAllister
                            Chief Accounting Officer
                            (Principal Accounting Officer)