Form 10-K
period 2001-12-31
WELLCARE MANAGEMENT GROUP INC
filed 2002-04-01
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2001

                            Commission File No. 000-21684


                          THE WELLCARE MANAGEMENT GROUP, INC.
                         -------------------------------------
                (Exact name of registrant as specified in its charter.)


                New York                               14-1647239
            ----------------                     ----------------------
        (State of Incorporation)            (IRS Employer Identification No.)

                     280 Broadway, 3rd Floor, Newburgh, NY  12250
                     --------------------------------------------
                        (Address of principal executive office)

                                    (845) 440-2400
                  (Registrant's telephone number, including area code)

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

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant on March 15, 2002 was $5,335,184 based on the closing sales price of the Common Stock.

There were 38,808,140 shares of the Registrant's Common Stock and 313,555 Shares of the Registrant's Class A Common Stock outstanding on March 15, 2001.

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

     Actual results may differ from these projections due to risks, uncertainties and assumptions that may affect certain aspects of operations, performance and development. The risks, uncertainties and assumptions include, but are not limited to the following:

* The Company's ability to continue as a going concern;
* The inability to consistently meet statutory net worth requirement as regulated by the states of New York and Connecticut Departments of Insurance, for WellCare of New York, Inc. ("WCNY") and/or FirstChoice HealthPlans of Connecticut, Inc. ("FirstChoice");
* That increased regulation will inflate health care expenses;
* That increased competition in the Company's markets or change in product mix will unexpectedly reduce premium revenue;
* That the Company will not be successful in increasing membership growth;
* That there may be adverse changes in Medicare and Medicaid premium rates set by federal and state governmental agencies;
* That health care cost in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, changes in physician practices, and new technologies;
* That the Company will be unable to successfully expand its operations into additional counties in the State of New York and the State of Connecticut;
* That major health care providers will be unable to maintain their operations and reduce or eliminate their accumulated deficits; and,
* That the Company will not have the ability to obtain and retain key executives and employees.

     The Company bears no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or any other reason. In light of these risks, uncertainties and assumptions, the forward-looking events in this report may not occur.

                                    PART I

ITEM 1.  BUSINESS

     The WellCare Management Group, Inc. ("WCMG," "WellCare," or the "Company"), a New York corporation incorporated in 1983, is a health care management company, whose wholly owned subsidiaries, WellCare of New York, Inc. ("WCNY") and FirstChoice HealthPlans of Connecticut, Inc. ("FirstChoice"), are health maintenance organizations ("HMOs"). As of December 31, 2001, the Company's primary focus is to strengthen and grow its governmental business (Medicare, Medicaid, Family Health Plus, and Child Health Plus products). In 1999, the Company entered into a number of transactions, which significantly changed its structure and operations.

     In June 1999, Kiran C. Patel, M.D. ("Dr. Patel"), the principal owner of Well Care HMO, Inc., a Florida corporation, an entity previously unrelated to WellCare, purchased a fifty-five (55%) percent ownership interest in the Company for $5.0 million (the "Patel Transaction"). As part of the purchase transaction, Dr. Patel received 100,000 shares (the "Shares") of a newly authorized series of senior convertible preferred stock ("Series A Convertible Preferred Stock"), which provided Dr. Patel with 55% of WellCare's voting power. The preferred stock was subject to mandatory conversion into common stock upon the amendment of WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million shares to 75 million shares. The shares are subject to anti-dilution rights, whereby upon conversion Dr. Patel will generally preserve his 55% interest in WellCare until there are 75 million shares of common stock issued and outstanding. In order to preserve his 55% interest, Dr. Patel will be required to pay the par value ($0.01 per share) for each common share subsequently purchased.

     In June 1999, Group Health Incorporated ("GHI" or "GHI Transaction") purchased WCNY's commercial business for approximately $5.0 million. As stipulated and agreed upon in the GHI transaction, WellCare and WCNY did not engage in commercial HMO business in New York for a period of one year from the June 1, 1999 closing date.

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

     In June 1999, The 1818 Fund II, L.P. ("Fund"), the general partner of which is Brown Brothers Harriman & Co., converted $15.0 million in subordinated notes, plus accrued interest (8%) of approximately $0.8 million into 100,000 shares of senior convertible preferred stock ("Series B") of the Company, which
was then converted into 10.0 million shares of Common Stock.   As a result of
the conversion, the Company recorded interest expense of approximately $3.0 million in the results of operations for the year ended December 31, 1999.

     Also in June 1999, the holders of 680,747 shares of Class A common stock, which had ten votes per share, agreed to convert their shares into Common Stock on a share-for-share basis. Mr. Robert W. Morey, the holder of the remaining 281,956 shares of Class A common stock outstanding, gave a two year proxy in favor of Dr. Patel to vote Mr. Morey's shares of Class A common stock which expired in June 2001.

     In July 1999, the Company entered into an agreement (the "Settlement Agreement") with Primergy, Promedco of the Hudson Valley, Inc., and Promedco Management Company to settle outstanding indebtedness to the Company from Primergy. Primergy's indebtedness to the Company pertains to an acquisition by Primergy of a former subsidiary of the Company during 1995. Promedco of the Hudson Valley, Inc., and Promedco Management Company are affiliates of Primergy. Due to uncertainty surrounding the financial condition of Primergy, the indebtedness from Primergy was fully reserved for during the years 1995
through 1998, and was written off completely in 1999.   The Settlement
Agreement stipulated a $425,000 cash payment to the Company at closing, and required a release to the Company from Primergy for approximately $325,000 in past payments due to Primergy.

     The Company was a party to service agreements with five independent practice associations ("IPAs") owned by Primergy (the "Primergy IPAs"). Accordingly, the Settlement Agreement further required Primergy to pay $2 per member per month for the period commencing from August 31, 2000 to July 31, 2002 for members assigned to the Primergy IPAs. Such payment is guaranteed by Promedco Management Company. The Primergy IPAs contract period was reduced and currently will terminate on July 31, 2002. In 2000, the Company recognized approximately $118,000 in income pertaining to this settlement. Such amount is included in "Other Income - Net" in the 2000 financial statements.

     As a result of these transactions, the Company reduced its working capital deficit by approximately $18.0 million to bring WCNY within the 50% to 100% contingent reserve requirement as permitted by the New York State Insurance Department, retired most of the Company's long-term debt, and provided a significant reduction of WCNY's obligations to providers.

THE MANAGED CARE INDUSTRY

     Health care costs in the United States have continued to escalate dramatically in past years. As a result, employers, insurers, governmental entities and health care providers have sought more effective cost containment measures, contributing to the development of the managed care industry. The inability of a significant portion of the population to obtain health care coverage has resulted in health care reform measures proposed both at the federal and state levels. Many of these measures are focused on managed care, as a means for providing quality health care services on a cost-effective basis for this segment of the population.

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

     A number of government-sponsored health care programs have begun to encourage the enrollment of their beneficiaries into managed care plans, particularly HMOs, as a means of controlling escalating health care costs. The largest of these programs are Medicare and Medicaid, which service the elderly and low-income individuals, respectively.

MEDICARE

     Medicare is a federal government-sponsored entitlement program administered by the Center for Medicare & Medicaid Services ("CMS", formerly Health Care Financing Administration or "HCFA"), providing health care coverage to people over 65 years of age and some disabled individuals. The federal government, through HCFA, has contracted with HMOs since 1985. The majority of Medicare beneficiaries enrolled in managed care are covered under Medicare risk contracts. Under such Medicare risk contracts, the financial risk and most of the administrative burdens of health care service delivery are shifted to the HMO, and the administrative efficiency practices of managed care are integrated into the Medicare program.

     The Company contracts with CMS under the Medicare+Choice program, which the Company receives a fixed monthly payment, established annually by CMS, for each qualified enrolled individual. The Medicare+Choice program provides the standard benefits mandated by CMS as well as an option for additional coverage. The Company offers significantly higher levels of coverage for an additional monthly premium to the members. Due to the comparatively higher medical costs of its Medicare line of business and its belief that future Medicare premiums may not keep up with the cost of health care increases, the Company may further decrease its Medicare membership by reducing benefits, increasing membership premiums, or exiting the Medicare market.

MEDICAID

     The Medicaid program, sponsored by individual state governments, provides health care services to low-income individuals in the United States, and receives significant financial support from the federal government. Each state has the option to develop a Medicaid managed care initiative, through a state specific regulatory agency. The initiative must be approved by the CMS. The CMS requires that federal standards are met and cost does not exceed the amount of a comparable fee-for-service basis. State governments have increasingly contracted with managed care companies, including HMOs, to provide health care services to their Medicaid recipients. In contracting with private managed care companies, Medicaid shifts most of the financial risk of covered health care services delivery to the HMO and allows the Medicaid program to benefit from the cost-efficiency practices of the managed care industry. Several states, including New York and Connecticut, have received federal approval to mandate that all Medicaid beneficiaries enroll with managed care companies to receive medical services.

FAMILY HEALTH PLUS

     In October 2001, the State of New York established a new expanded subsidized program, Family Health Plus, which provides comprehensive primary and preventive health coverage to uninsured and underinsured adults. The program covers adults age 19 and older in low-income families that do not have similar coverage through the workplace and who are not eligible for Medicaid. The program is currently free for all enrolled members.

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

     The WellCare HMOs arrange for the provision of inpatient and outpatient hospital health care services by contracting with hospitals. Prior to 1997, New York hospitals were paid primarily on a diagnostic related group ("DRG") basis under New York State law rather than by length of hospital stays (although New York HMOs were permitted to negotiate lower DRG or per diem rates with regulatory approval). Effective January 1, 1997, the New York State regulated DRG rate setting system expired and was replaced by a largely unregulated free market system whereby insurers and hospitals are free to negotiate the best rates possible. WCNY's contracting efforts are focused on converting DRG and risk bearing arrangements to a per diem methodology, and most of WCNY's significant contracts with NY hospitals are based on negotiated per diem rates across all product lines. To the extent DRG rates apply, a member's length of hospital stay does not affect the WellCare HMOs costs. Hospital costs can best be controlled through managing hospital admissions and utilizing the most effective treatment methods. When a per diem contract is in effect, utilization management reduces medical costs to WCNY by minimizing length of hospital stay as well as maximizing the utilization of the most effective treatment methods.

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

     Premiums for FirstChoice's commercial line of business are generally fixed for a twelve-month period under contracts with each subscriber group. FirstChoice considers a variety of factors in determining HMO community rated premiums, including anticipated health care utilization rates, projected medical expenses, community rating requirements (applicable in both New York and Connecticut) and competitive conditions. Premiums are subject to state regulation (See "Business - Government Regulation").

MEMBERSHIP
     The following table reflects membership for plans owned, managed or administered by the WellCare HMOs during the past five years:

                                                 At December 31
                             ----------------------------------------------------------
                                2001        2000        1999        1998        1997
                             ----------  -----------  ---------  ----------  ----------
Medicaid                       42,152      35,680      18,700      20,700      20,800
Medicare                        2,944       4,580       5,100      10,600      10,000
Other Subsidized Programs      10,876       4,628       4,900       3,546         178
Commercial                        460       2,790      13,300      43,154      48,222
                             ----------  -----------  ---------  ----------  ----------
Total                          56,432      47,678      42,000      78,000      79,200
                             ==========  ===========  =========  ==========  ==========

Medicaid

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

     Medicare supplement members may enroll in WCNY on a group basis through their present or past employers to supplement medical coverage received from Medicare. Under the supplemental coverage, in return for a fixed monthly premium, WCNY pays the cost of most medical services not covered by Medicare, provided the Medicare beneficiary uses the HMO provider network for such services, other than for emergency care, and there are also co-payments for certain services received by members.

Other

     Other subsidized programs include WCNY's Child Health Plus ("CHPS") and Family Health Plus ("FHP") products for individuals who are not eligible for coverage under Medicaid. CHPS is a subsidized program supported by the State of New York, which provides comprehensive health insurance for children and young adults under the age of 19. Based on the family's income level, enrollees may be required to pay a small premium each month instead of being fully subsidized. FHP is a newly subsidized program, beginning October 2001, which provides comprehensive health insurance for adults age 19 and older, who either do not have insurance coverage through an employer or cannot afford insurance coverage based on their level of income. The program is currently fully subsidized and no premiums are required from the enrollees.

Commercial

     The Company is currently not marketing and has no plans to market this product line in the future.

MEDICAL COST CONTROL

     The Company's success depends to a significant degree upon its ability to control health care costs. The WellCare HMOs use the following methods of cost control:

(i) capitation arrangements with the IPAs and with non-IPA primary care physicians,
(ii) discounted fee-for-service arrangements with specialists and other health care providers,
(iii)  capitation arrangements with providers of certain specialty services,
(iv)   medical management review programs, and
(v)    co-payments by members for office visits and other services.

     Notwithstanding such cost control measures, health care costs in any given period may be greater than expected due to unexpected incidence of major cases, legislative changes, broadening member entitlements, natural disasters, epidemics, changes in physician practices and new technologies. These factors, which impact health care costs are beyond the Company's control and may adversely affect its operations.

PHYSICIAN ARRANGEMENTS

     WCNY has contractual arrangements with many of its primary care physicians ("PCP") and specialists. The arrangements are formed through contracts with regional health care delivery networks, formerly referred to as "Alliances". These Alliances were converted into IPAs.

     Agreements with each of the IPAs generally provide for a fixed per-member-per-month ("PMPM") fee, called a "capitation" payment. The fixed rates are designed to cover the cost of all professional health care services provided to the HMO members by the PCPs. This format is designed to shift a portion of the financial risk from the HMO, to the IPA. Capitated rates were not applicable to physician services in the areas regarding certain diagnostics and mental health substance abuse, which WCNY capitates through contracts with certain other regional integrated delivery systems.

     Each IPA, in turn, capitates a majority of its IPA primary care physicians from the monthly payments received from WCNY with a fixed monthly payment for each HMO member designating the IPA physician as their primary care provider, retaining and allocating the balance to a group risk pool for payment to specialists. Each IPA compensates specialists on a fee-for-service basis. To the extent the risk pools are insufficient to cover the specialists' fees, the amounts paid to the contracted specialists as a group can be proportionately reduced, up to a maximum of 15%. To the extent the risk pools are still insufficient to cover the specialists' fee after a maximum reduction, a portion of the capitation payments to primary care physicians can be withheld to cover the specialists' fees after the reduction. Primary care physicians and specialists are furnished with periodic utilization reports and the IPAs' accounts are reconciled periodically.

     WCNY amended the service agreements with the IPAs owned by Primergy in January 1999 to add Medicare risk as a product for which the IPAs would arrange the provision of primary care physician and specialty services and certain other agreed upon health care services. After the GHI transaction (see "GHI Transaction" at "Business" under Item 1), the existing IPA service agreements between Primergy and WCNY no longer encompassed WCNY commercial members. Primergy filed for bankruptcy in April 2001. In order to retain its provider network, WCNY is currently contracting directly with the PCPs and specialists.

     During 2001, the majority of WCNY's Medicaid members were provided services through contracts directly with PCPs and specialists. A portion of the PCPs are capitated with a fixed monthly payment for each HMO member selecting the physician. Specialists are generally paid on a discounted fee-for-service basis.

     FirstChoice contracts directly with some of its physician network. A significant number of all the primary care physicians and specialists are contracted through an IPA or a physician hospital organization ("PHO") that contract directly with FirstChoice.

HOSPITAL AND OTHER PROVIDER ARRANGEMENTS

     New York HMOs have been permitted, subject to regulatory approval, to negotiate lower DRG (diagnostic related group) or per diem rates with hospitals. To the extent DRG rates apply; a member's length of hospital stay does not affect an HMO's costs. Hospital costs appear to be best controlled through managing hospital admissions and utilizing the most effective treatment methods. When a per diem contract is in effect, utilization management reduces medical costs to the HMO by minimizing length of hospital stay as well as maximizing the utilization of the most effective treatment methods. Currently, most of WCNY's significant contracts with NY hospitals are based on per diem rates across all product lines.

     In Connecticut, FirstChoice initially developed a network of hospitals using various payment methods, including per diem, case rates, and discount from charges. Currently, efforts are underway to convert discount contracts to per diem rates, and to contract with non-participating hospitals. Hospital costs appear to be best controlled when medical management assures that hospital care is appropriate, proceeds in an efficient manner, and hospitalized members are moved to more appropriate care settings as soon as it is clinically sound. New contracts have been developed, which include a benefit for home care and skilled nursing facilities. These benefits allow the members to participate in a clinically managed continuum of care, which attempts to provide the appropriate level of care for the related diagnosis.

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

CLAIMS RESERVES

     The development of the claims management system that tracks claims expense on a real time basis has been an ongoing priority of the Company. The results of operations highly depend on the Company's ability to predict, quantify, and manage medical expenses. The Company's use of claims management procedures has proven to be an effective means to measure and project incurred medical costs on a timely basis. The expense is based in part on estimates, including an accrual for medical services incurred but not yet reported ("IBNR"). A daily inventory of hospital days and patient stays by product line is maintained and reviewed by medical management. Claims are entered and scanned to the claims system and are then available for examiners to either process, review and approve for payment, hold for additional information from the provider or deny. Ongoing studies conducted for all product lines provide the Company with the tools to estimate the percentage of pending claims to be paid relative to submitted charges. All claims paid, payable and pending are evaluated monthly and a projection of the ultimate claims liability is identified. Moreover, procedures are in place whereby the actual runoff of claims for each of the last twelve months versus the reserve for IBNR and the paid, pending, and payable claims are reviewed for accuracy as compared to the original projections. This procedure is intended to allow the Company to estimate its IBNR more effectively.

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

UTILIZATION MANAGEMENT

     Utilization of health care services by members and physicians is monitored under WellCare's health care utilization management programs. In cases of excessive utilization, WellCare counsels the provider with respect to possible unnecessary or duplicate services or medications. In addition, under the direction of local physicians and the WellCare HMOs' medical directors, health care service utilization data are analyzed to help indicate where improvements are needed.

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

POINT-OF-SERVICE PRODUCT

     FirstChoice offers a point-of-service ("POS") product to its commercial members, allowing them to select providers outside of the HMOs' provider network. When a member uses a POS product, the member is required to make a higher co-payment and satisfy a deductible.

MARKETING

     At December 31, 2001, WellCare had a marketing staff of approximately 40 full time equivalent staff ("FTEs") dedicated to its Medicaid and Child Health Plus products. Currently, the Company is not marketing its commercial business.

     Medicaid managed care marketing has become a highly regulated and supervised activity. All marketing activities must be conducted consistent with a pre-approved marketing plan and all marketing materials must receive approval prior to their use, from both the County Departments of Social Services and the State of New York Department of Health for WCNY's Healthy Choice product and the State of Connecticut Department of Social Services for FirstChoice's HUSKY plans. Additionally, the Company monitors its marketing staff to insure that all marketing is performed consistent with applicable rules and guidelines.

     The WellCare HMOs utilize a variety of marketing approaches including: direct marketing at County Social Services offices, direct mail when approved and supervised by the Counties; provider-assisted outreach; community-based organization partnerships; and advertising in targeted community publications.

     The Family Health Plus and Child Health Plus programs are state-subsidized products regulated and supervised by both the State Departments of Health and Insurance. Marketing plans, including enrollment activities and all materials must be approved by the Department of Health prior to their use. Marketing activities, consistent with applicable rules and guidelines, include direct mail, provider assisted outreach, community-based organization partnerships, health fairs, and media campaigns.

     Marketing of WCNY's Full Risk Medicare program involves a labor-intensive one-on-one process. Marketing efforts focus on informational presentations/seminars, community outreach programs, direct mail and telemarketing activities. Since July 1999 until present, WCNY has voluntarily ceased marketing its Medicare products in accordance with a request made by CMS.

     WCNY also offers a supplemental coverage plan for Medicare beneficiaries through existing employer groups who provide contributed benefit programs to retirees. Marketing, when conducted, takes place through on-site meetings and direct mailings to such retirees.

     FirstChoice is currently not marketing its commercial line of business and has no plans to resume marketing its commercial products.

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

     The quality improvement program utilizes computerized claims information as well as medical records, which are maintained by the physicians and to which the Company has access. In addition, participating hospitals maintain quality improvement programs. As required by various state laws, the Company has an established complaint procedure for HMO members and providers to formally register concerns with the HMOs. These concerns are then investigated and resolved pursuant to the procedures established by the HMOs.

COMPETITION

     The Company operates in a highly competitive industry. The HMO environment is under constant change from market consolidation, strategic alliances, and legislative reforms at both the State and Federal levels. WellCare's markets consisted of the following regions in the New York State:
Greater Hudson Valley, Capital District, Southern Tier and New York City/Westchester County; and the entire state of Connecticut. WellCare's Family Health Plus, Child Health Plus, and Medicare products are sold exclusively in the State of New York. The Company's Medicaid products are offered in both New York and Connecticut. The Company currently does not market its commercial products in either state.

     Each of these markets presents distinct challenges and opportunities for the Company to create revenue growth through expanded and creative marketing campaigns. WellCare's markets encompass over 300,000 businesses, 15 million people and more than 40 managed-healthcare competitors. These competitors range in size from a few thousand covered member plans to large market leaders like Cigna, Aetna and Blue Cross & Blue Shield with millions of covered lives. Each market has different primary competitors for WellCare and, therefore, requires a different strategic approach relative to price, network and product in order to succeed.

MANAGEMENT INFORMATION SYSTEMS

     In connection with the Patel and GHI Transactions, the Company sold or assigned substantially all of its computer hardware and software to GHI. Under the terms of the GHI Transaction, the Company will have access to historical data for reporting purposes for a period of three years. The Company has transitioned to the Diamond 950 C/S system for all data processing/MIS requirements under the terms of the management agreements with Comprehensive Health Management, Inc. ("Comprehensive"), an affiliate of Dr. Patel.

     Management is confident that the Company's computer operations, systems and related operating procedures are adequate to meet its business needs. The Company's information processing and backup systems, as well as security policies, practices and procedures are evaluated by management on a regular basis and revised as required.

GOVERNMENT REGULATION

     Federal and State governments continue to enact new laws affecting the healthcare industry. Legislative and regulatory proposals are also under consideration. The laws and proposals may have a material impact concerning various features of the health care system. Some of these measures may have an adverse effect on the Company's health care business; however, at this time WellCare cannot predict the extent of this impact, if any.

STATE REGULATION

     The WellCare HMOs are subject to extensive state regulation. Applicable state statutes and regulations require an HMO to file periodic reports with the relevant state agencies, and contain requirements relating to the operation of the HMO, the HMO's rates and benefits applicable to its products, practices, and financial condition. In addition, state regulations require each of the WellCare HMOs to maintain restricted cash or available cash reserves, a minimum net worth and impose restrictions on the WellCare HMOs' abilities to make dividend payments, loans or other transfers of cash to the Company. State regulatory authorities exercise oversight responsibilities over the HMOs' provider networks, medical care delivery and quality assurance programs, contract forms and financial condition of the WellCare HMOs. The WellCare HMOs are also subject to periodic examination by the relevant state regulatory authorities.

     New York State certified HMOs are required to maintain a cash reserve equal to the greater of 5% of expected annual medical costs or $100,000. Additionally, WCNY is required to maintain a contingent reserve, which must be increased annually by an amount equal to at least 1% of statutory premiums earned limited, in total, to a maximum of 5% of statutory premiums earned for the most recent calendar year and which may be offset by the cash reserve. The cash reserve is calculated at December 31 of each year and is maintained throughout the following calendar year. At December 31, 2001, WCNY had required cash reserves of approximately $2.2 million and a contingent reserve of approximately $2.8 million. In the event the contingent reserve exceeds the required cash reserve, the excess of the contingent reserve over the required cash reserve is required to be maintained.

     Notwithstanding the above, the NYSID has the authority to allow WCNY to maintain a net worth of 50% to 100% of the contingent reserve. At December 31, 2001, WCNY had a statutory net worth of approximately $742,000, which is not in compliance with the NYSID's adjusted net worth requirement. Approximately $3.3 million in surplus notes was infused into the WCNY through its parent company, WCMG, on March 8, 2002. WCNY in turn infused the $3.3 million into its subsidiary FirstChoice to bring FirstChoice's net worth above the Regulatory Action Level as required under Risk-Based Capital ("RBC"). Upon such infusion, WCNY will be able to admit a value for its investment in FirstChoice in the amount of up to 50% of its own statutory net worth or approximately $371,000. This infusion will bring WCNY's statutory net worth to approximately $1,113,000, which is in not compliance with the NYSID's adjusted minimum statutory net worth requirement. Management will need to arrange to infuse approximately $285,000 into WCNY by April 30, 2002 to bring WCNY into compliance with the NYSID's adjusted minimum statutory net worth.

     FirstChoice is subject to similar regulatory requirements with respect to its HMO operations in Connecticut. The Connecticut Department of Insurance requires that FirstChoice maintain a statutory reserve of $3.2 million based on Company Action Level Risk Based Capital criteria defined by the NAIC. At December 31, 2001, FirstChoice had a statutory deficit of approximately $792,000, which is not in compliance with the Risk Based Capital requirements for statutory net worth. Management reached an agreement with the State of Connecticut Insurance Department (the "Department") and infused approximately $3.3 million in surplus notes on March 8, 2002 to bring FirstChoice's net worth just below the Regulatory Action Level of $2.8 million as required under RBC. Upon the completion of a review by a third party consulting actuary engaged by the Department, the Company will have thirty days to infuse additional funds to bring its net worth up to the Company Action Level of $3.2 million under RBC.

     Legislation by both New York and Connecticut requires HMOs to pay undisputed claims within 45 days of receipt. New York and Connecticut have passed legislation to impose stringent penalties for "clean" claims not paid within 45 days in the form of interest payments calculated based on the number of days the claim is late. On an ongoing basis, the HMOs strive to be in compliance. There have been no material interest payments that were not properly included in the Company's December 31, 2001 consolidated financial statements.

     Applicable New York statutes and regulations require the prior approval of the New York Commissioner of Health and the New York Superintendent of Insurance for any change of control of WCNY or the Company. A similar law in Connecticut requires the approval of the Insurance Commissioner of Connecticut for any change in control of FirstChoice or the Company. Effective February 2, 1999, the Company transferred all of the outstanding capital stock of FirstChoice to WCNY. The Insurance Commissioner of Connecticut granted an exemption to this requirement because the ultimate control of FirstChoice remains with WellCare through its wholly-owned subsidiary, WCNY, and WellCare asserted its intention to fund and maintain FirstChoice's statutory net worth at a level equal or greater than the minimum levels currently required. The approval of the acquisition of control of FirstChoice by Dr. Patel in June 1999 received regulatory approval on September 30, 1999.

     Under New York State law, transactions between a holding company and a controlled HMO must be fair and equitable. Any transaction that involves 5% or more of WCNY's assets requires prior approval. Dr. Patel's equity investment in WellCare received approval from the New York State regulators on June 11, 1999.

     In July 1999, New York enacted a law establishing a right for health care consumers to obtain an external review of determinations made by HMOs and insurers when coverage of health care has been denied on the grounds that the service is not medically necessary or that such service is experimental or investigational. Additionally, New York has established standards for the certification of the external review agents. The law requires provider contracts to include an explanation of provider payment methodologies; the time periods for provider payments; the information to be relied upon to calculate payments and adjustments; and the process to be employed to resolve disputes concerning provider payments.

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

     The potential for federal legislation and regulations, which may be subject to adoption, may have an adverse affect on the Company's business. The Company is unable to discern the impact of enactment of legislative and regulatory changes to its health care product environment at this time. However, an adverse affect may be realized through:

* reduced premiums,
* the Company's inability to manage its medical costs,
* increased medical costs and operating expenses,
* regulation of levels and permitted lines of business,
* business practice regulation,
* imposed financial assessments, and
* exposure to lawsuits.

     WCNY's Full Risk Medicare product is subject to regulation by CMS. Regulations also cover, among other things, quality care, limitations on enrollment and compliance with requirements established by peer review organizations contracting with CMS.

     Medicare+Choice (Part C) Legislation and the Balanced Budget Act of 1997 have impacted current risk contractors. Beginning in 1999, Medicare beneficiaries will have more options for health care coverage (PSO, PPO, MSAs), and CMS is continuing to undertake an educational effort paid for by Medicare managed care plans. Another major impact will be realized through the changes to the rate methodology, and new time frames for submitting rate and benefit filings.

     Federal legislation was newly passed pertaining to the Health Insurance Portability and Accountability Act ("HIPAA") relating to the privacy of health information and other related matters concerning the Company's administration of health and associated benefit plans. HIPAA's basic goals are to 1) limit pre-existing condition exclusions for certain individuals, 2) guarantee availability of health coverage for employees in small groups, 3) prevent the exclusion of individuals from coverage under group plans based on health status, and 4) establish national standards for the electronic exchange of health information including maintenance of security and privacy of individually-identifiable health information. The Company believes that the cost of HIPAA compliance could have a significant impact on its business and results of operations.

     The Company will submit a request for extension to the Secretary of Health and Human Services prior to October 16, 2002, for compliance with the electronic health care transactions and code sets requirement. The submission will include a budget, a schedule of work plan, and implementation strategy for achieving compliance. Our target date for compliance with this aspect of HIPAA is no later than the required compliance date of October 16, 2003.

     Currently the Company is working on the ability to capture the required and situational data elements in the ASC X12N 40.10 for 837 and 270/271 transaction standards. The Company is also working on reformatting the elements in our processing applications so that they meet the required formatting standards of the final transaction rule. Our current format, length and type are the format accepted by CMS.

     The Company will require providers to submit Private Health Information to the Health Plan in accordance with state regulations and HIPAA compliant formats after the transaction standards become effective; no later than the October 16, 2003 extended compliance date. The Company's legal department is developing a model Trading Partner Agreement covering HIPAA with all of our Vendors and Providers. Security compliance issues will be addressed along with the transactions and code sets and privacy requirements. It is the Company's plan to be in full compliance with the security requirements of HIPAA on the date as determined when the final law is passed. The Company plans to be in full compliance with the privacy of patients' health information by April 14, 2003.

     In 1999, the federal government stated plans to phase in risk adjustments to its premium payments commencing over a five-year period starting January 1, 2000. The Company has not determined full assessment regarding this plan at this time. Consideration of offsets must be reviewed, particularly in the areas applicable to premium reductions, user fees and risk adjustments as they relate to supplemental premiums and benefit provisions included in the Company's products. Management continues to monitor these changes in reimbursement levels and has made no provisions to the financial statements for these contingencies.

ITEM 2.     PROPERTIES

     The following table sets forth certain information as of December 31, 2001, relating to the Company's principal facilities:


                                                         APPROXIMATE
FACILITY                          LOCATION               SQUARE FEET
--------                          --------               -----------
Executive Offices - Leased (1)    Newburgh, New York         11,500
Sales Office - Leased (2)         Albany, New York            1,800
Sales Office - Leased (2)         Bronx, New York            10,000
Sales Office - Leased (3)         New Haven, Connecticut      3,800

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on November 12, 2001. The following business was transacted during the meeting:

1.    Election of Directors:                   Votes For      Votes Against

      Kiran C. Patel, M.D.       Elected       38,114,031        104,045
      Mark D. Dean, D.D.S.       Elected       38,113,631        104,245
      Pradip C. Patel            Elected       38,114,031        104,045
      Rupesh R. Shah             Elected       38,114,031        104,045

2. Proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal year 2001 was approved, 38,152,232 votes For, and 61,140 votes Against.

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

                                   High           Low
                                ----------    -----------
2001
----
First Quarter                    $ 0.44         $ 0.19
Second Quarter                     0.27           0.10
Third Quarter                      0.24           0.10
Fourth Quarter                     0.33           0.10

2000
----
First Quarter                    $ 2.88         $ 1.22
Second Quarter                     1.50           0.50
Third Quarter                      1.13           0.56
Fourth Quarter                     1.03           0.28

     On March 15, 2001, there were approximately 561 and 3 holders of record of the Company's common stock and Class A common stock, respectively, which did not include beneficial owners of shares registered in nominee or street name.

     WellCare has never paid cash dividends on its capital stock. The Company does not anticipate paying any cash dividends on its common stock or Class A common stock in the foreseeable future (See "Business - Government Regulation" for restrictions on the payment of dividends by the WellCare HMOs, wholly-owned subsidiaries of the Company).

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                        SELECTED CONSOLIDATED FINANCIAL DATA
                        (In Millions, Except Per Share Data)
                              Year Ended December 31,

                                           2001      2000      1999      1998      1997
                                         --------  --------  --------  --------  --------
Statement of Operations Data:
  Premiums earned                        $  96.8   $  76.2   $ 110.5   $ 142.7   $ 142.1
  Medical expenses                          81.6      70.1     101.8     129.5     126.3
  Net loss before extraordinary gain        (1.9)     (4.9)    (14.5)    (30.9)    (22.1)
  Extraordinary gain                           -         -      16.1         -         -
  Net loss available to
    common shareholders                     (1.9)     (4.9)     (1.4)    (30.9)    (22.1)

Net Loss Before
 Extraordinary Gain Per Share:
  Basic                                  $ (0.05)  $ (0.13)  $ (1.13)  $ (4.36)  $ (3.52)
  Diluted                                  (0.05)    (0.13)    (1.13)    (4.36)    (3.52)

Extraordinary Gain Per Share:
  Basic                                  $     -   $     -   $  1.04   $     -   $     -
  Diluted                                      -         -      1.04         -         -

Net Loss Available to
 Common Shareholders Per Share:
  Basic                                  $ (0.05)  $ (0.13)  $ (0.09)  $ (4.36)  $ (3.52)
  Diluted                                  (0.05)    (0.13)    (0.09)    (4.36)    (3.52)

Weighted Average Number of
 Common Shares Outstanding:
  Basic                                   38,796    38,795    15,489     7,081     6,299
  Diluted                                 38,796    38,795    15,489     7,081     6,299

Balance Sheet Data:
  Working capital deficit                $ (12.3)  $ (10.5)  $ (4.5)   $ (26.1)  $  (5.1)
  Total assets                              22.6      20.1      20.3      29.9      52.5
  Long-term debt                               -       1.0       3.0      15.1      25.9
  Total liabilities                         32.0      27.7      23.1      57.6      54.4
  Shareholders' deficiency                  (9.4)     (7.6)    (2.8)     (27.7)     (1.9)

Note: Significant transactions occurred in 1999, which materially changed the Company's structure and operations. See discussion in Item 1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has a working capital deficit, a shareholders' deficiency, failed to achieve the minimum statutory equity requirements of the State of New York Insurance Department and has failed to maintain the minimum risk based capital requirements of the State of Connecticut Insurance Department. These factors raise substantial doubt about its ability to continue as a going concern (See Consolidated Financial Statements).

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

     We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the understanding of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

     WellCare's principal source of revenue is premiums earned from the WellCare HMOs. Other revenue consists principally of interest income. Premiums earned represented 99.5% of the Company's total revenue for the year ended December 31, 2001. Premiums from subscribers are recorded as revenue in the period that subscribers are entitled to service. Premiums received in advance are deferred.

Estimating Medical Expenses and Medical Costs Payable

     The results of operations depend significantly on the Company's ability to predict, quantify and manage medical costs. Medical expenses consist of hospital charges, physician fees and related health care costs for its members. Medical expenses also include estimates for medical services incurred but not yet reported ("IBNR") to the Company, based on a number of factors, including hospital admission data and prior claims experience; adjustments, if necessary, are made to medical expenses in the period the actual claims costs are ultimately determined. Medical management maintains a daily inventory of hospital days and patient stays by product line.

     Ongoing studies for the Company's Medicaid, Medicare, and commercial lines of businesses provide the Company with the tools to estimate the percentage of pended claims to be paid relative to submitted charges. All claims paid, payable and pended are evaluated weekly and a projection of ultimate payables is estimated. Moreover, procedures are in place whereby the actual runoff of claims for each of the last twelve months versus the reserve for IBNR and the paid, pended, and payable claims are reviewed for accuracy as compared to the original projections. Additionally, this data is monitored and analyzed allowing the Company's internal actuary and management the ability to monitor profitable contracts and consistently assess the need for a loss contract provision. These procedures are intended to allow the Company to continually estimate its unknown claims reserves more effectively.

     The Company believes that the process of trending the ultimate resolution of paid, payable, and pended claims allows the Company to analyze trends and changes in payments and utilization patterns and, therefore, react to medical costs on a proactive versus a reactive basis. Although the Company continues to improve the IBNR reserve process, and believes the IBNR estimates at the December 31, 2001 are adequate, there can be no assurance that IBNR reserve currently recorded will be sufficient to cover medical expenses ultimately incurred.

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

RESULTS OF OPERATIONS

     The following table provides certain Statement of Operations data expressed as a percentage of total revenue and other statistical data for the years indicated:


                                                 Year Ended December 31,
                                          ------------------------------------
                                              2001        2000        1999
                                            --------    --------    --------
Revenue:
  Premiums earned                             99.5%       97.0%       98.2%
  Interest and other income                    0.5         3.0         1.8
                                            --------    --------    --------
     Total revenue                           100.0       100.0       100.0

Expenses:
  Hospital services                           42.1        41.7        33.6
  Physician services                          21.6        30.9        52.5
  Other medical services                      20.1        16.5         4.4
                                            --------    --------    --------
Total medical expenses                        83.8        89.1        90.5

General and administrative expenses (1)       17.5        16.9        21.1
Interest and other expenses                    0.7         0.2         3.2
                                            --------    --------    --------
     Total expenses                          102.0       106.2       114.8
                                            --------    --------    --------
Loss before income tax benefit and
 extraordinary item                           (2.0)       (6.2)      (14.8)
Income tax benefit                               -           -        (2.0)
                                            --------    --------    --------
Net loss before extraordinary item            (2.0)       (6.2)      (12.8)
Extraordinary gain, net of tax                   -           -        14.2
                                            --------    --------    --------
Net (loss) income                             (2.0)       (6.2)        1.4
Preferred stock deemed dividend                  -           -        (2.6)
                                            --------    --------    --------
Net loss available to common shareholders     (2.0)%      (6.2)%      (1.2)%
                                            ========    ========    ========

Unaudited Statistical Data:
   Member months enrollment                 600,494     441,886     655,985
   Medical loss ratio (2)                     84.3%       91.9%       92.1%
   General and administrative
    expense ratio (3)                         17.5%       16.9%       21.1%

(1) Includes management fee expenses to affiliate.
(2) Total medical expenses as a percentage of premiums earned reflect the combined rates of Commercial, Medicaid, Full Risk Medicare and Medicare supplemental members.
(3) General and administrative expenses as a percentage of total revenue.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Premiums Earned. Premiums earned increased $20.6 million to $96.8 million in 2001 from $76.2 million in 2000, an increase of 27.0%. The increase in premiums earned was primarily a result of having FirstChoice's Medicaid line of business in Connecticut for a full twelve months, which contributed an increase of approximately $29.6 million of additional premiums and an increase in WCNY's Child Health Plus and Medicaid premiums of approximately $1.6 million and $1.2 million, respectively, over prior year. Additionally, the Company experienced decreases from its commercial line of business in Connecticut of approximately $8.2 million as the Company continues a strategy of not marketing this product line. WCNY's Medicare premiums decreased approximately $3.6 million, as the Company is also not marketing this product line.

     Medical Expenses.   Medical expenses increased approximately $11.5 million
or 16.4% from $70.1 million in 2000 to $81.6 million in 2001. The increase in medical expenses was principally due to the increase in the Company's Medicaid and Child Health Plus lines of business as discussed above. Medical expenses as a percentage of premiums earned (medical expense ratio) decreased from 91.9% in 2000 to 84.3% in 2001. The decrease in the medical expense ratio was primarily a result of the change in the mix of the Company's business as discussed above as well as changes in the WCNY's provider network contracts.
In addition, overall premium increases on FirstChoice's enrolled commercial and WCNY's Medicare members contributed to the decrease in the medical expense ratio.

     General and Administrative (G&A) Expenses. G&A expenses increased $3.7 million to $17.0 million in 2001 from $13.3 million in 2000. The increase in G&A expenses was primarily due to the increase in administrative costs associated with managing the additional membership resulting from the acquisition of FirstChoice's Medicaid line of business, net of a decrease in bad debt expense. G&A expenses as a percentage of total revenues (G&A expense ratio) increased 0.6% to 17.5% in 2001 from 16.9% in 2000. The increase in the G&A expense ratio was principally due to the increase in WCNY's marketing costs as WCNY resumed its marketing activities in October 2000. WCNY voluntarily suspended marketing and enrollment of its Medicaid and Child Health Plus products from April to October 2000.

     Interest Expense. Interest expense increased $458,000 from $174,000 in 2000 to $632,000 in 2001. The increase in interest expense was primarily due to an increase in the Company's average notes payable balance during 2001. The Company borrowed an additional $3.1 million in notes payable from affiliates during 2001.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Premiums Earned. Premiums earned decreased $34.3 million to $76.2 million in 2000 from $110.5 million in 1999, a decrease of 31.0%. The decrease in premiums earned was primarily due to the overall decrease in membership from prior year. WCNY's commercial business was sold to GHI in June 1999, which accounted for approximately $20.0 million of the decrease. In April 2000, WCNY ceased marketing and enrollment of its Medicaid and Child Health Plus products, which resulted in a decrease in of approximately 5,500 members and $2.9 million. WCNY's Medicare premiums earned decreased approximately $3.0 million, as the Company did not market this product line. FirstChoice's net decrease in premiums earned was approximately $8.7 million, which consisted of a decrease of approximately $18.4 million in the commercial line of business as membership decreased from 13,300 members in 1999 to 2,800 in 2000, and an increase of approximately $9.7 million from the acquisition of the Medicaid line of business in October 2000. The acquired Medicaid book of business contributed approximately 24,000 members.

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

     Medical Expenses. Medical expenses decreased $31.7 million from $101.8 million in 1999 to $70.1 million in 2000, a decrease of 31.1%. This decrease was primarily the result of a decrease in membership. Medical expenses as a percentage of premiums earned (medical expense ratio) decreased slightly from 92.1% in 1999 to 91.9% in 2000.

     General and Administrative (G&A) Expenses. G&A expenses decreased $10.5 million to $13.3 million in 2000 from $23.8 million in 1999. G&A expenses as a percentage of total revenues (G&A expense ratio), decreased from 21.1% in 1999 to 16.9% in 2000. The decrease in G&A expenses and the G&A expense ratio was primarily the result of the management agreement with Comprehensive Health Management, Inc., which resulted in savings of approximately $5.3 million, the reduction in administrative costs associated with FirstChoice's Commercial operation which resulted in savings of approximately $2.1 million, and a decrease in legal fees of approximately $1.0 million.

     Depreciation and Amortization. Depreciation and amortization decreased $0.7 million from $1.1 million in 1999 to $0.4 million in 2000. The decrease was primarily a result of the Patel Transaction in 1999. At which time, the Company transferred ownership of the two real properties securing two mortgages to their respective lenders in lieu of foreclosure. Additionally, included in GHI's purchase of the Company's commercial line of business in New York were certain equipment and furniture and fixtures.

     Interest Expense. Interest expenses decrease $3.4 million to $0.2 million in 2000 from $3.6 million in 1999. The interest expense of $3.6 million in 1999 was attributed to the subordinated convertible debt inducement as a result of the Patel Transaction. At which time, the Company transferred ownership of the two real properties securing two mortgages to their respective lenders in lieu of foreclosure.

INFLATION

     Despite the relatively stable inflation rate in the general economy, the health care industry has experienced a significantly higher rate of inflation associated with providing health care services in recent years. The Company utilizes various cost control measures as well as increasing premiums as appropriate to reduce the negative effects of inflation. The Company has significantly increased premiums for its FirstChoice commercial line of business as well as member premiums for its WCNY Medicare line of business. There is no assurance that the Company will be successful in reducing the negative effects of inflation associated with providing health care services.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows. For the year ended December 31, 2001, operating activities utilized $0.9 million of cash. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges utilized $1.5 million of cash. Net increase in operating liabilities provided $0.6 million of cash. Investing activities utilized approximately $30,000 of cash, consisting of capital expenditures. Financing activities provided $3.1 million of cash principally from proceeds of notes payable to affiliate.

     As part of the Company's plan to bring its net worth into compliance with the State of New York's and the State of Connecticut's requirements, approximately $3.3 million in surplus notes was infused into WCNY on March 8, 2002. WCNY in turn infused the $3.3 million into its subsidiary, FirstChoice, to bring FirstChoice's net worth just below the Regulatory Action Level of $2.8 million as required under RBC. Upon the completion of a review by a third party consulting actuary engaged by the State of Connecticut Insurance Department, the Company will have thirty days to infuse additional funds to bring its net worth up to the Company Action Level of $3.2 million under RBC. The Company action level is the minimum amount of surplus required under RBC. Upon such infusion, WCNY is able to admit a value for its investment in FirstChoice in the amount of up to 50% of its own statutory net worth, which will be out of compliance with its minimum statutory net worth requirement by approximately $285,000. Management will need to arrange to infuse the $285,000 into WCNY by April 30, 2002 to bring WCNY into compliance with the NYSID's adjusted minimum statutory net worth. In the event that the WellCare HMOs fail to comply with their minimum statutory net worth requirements, they may be subject to, but not limited to, regulatory control by the respective state departments of insurance.

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has a working capital deficit, a shareholders' deficiency, failed to achieve the minimum statutory equity requirements of the State of New York Insurance Department and has failed to maintain the minimum risk based capital requirements of the State of Connecticut Insurance Department. These factors raise substantial doubt about its ability to continue as a going concern. The Company continues to explore the possibility of raising funds through available sources including but not limited to the equity and debt markets. It is uncertain whether the Company will be successful at raising funds through these sources.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Goodwill and certain intangible assets with indefinite useful lives will remain on the balance sheet and not be amortized. The Company implemented SFAS 141 on July 1, 2001 and has determined that there is no impact on its consolidated financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS 142 will have an impact on its financial position and results of operations.

     On October 3, 2001 SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"), was approved by the FASB. SFAS 144 addresses the financial accounting and reporting of the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of" and will be effective January 1, 2002. The Company is assessing the impact, if any, that SFAS 144 will have on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. Interest rates did not have a material adverse effect on the Company's income or its cash flows in fiscal years 2001, 2000, and 1999. However, there can be no assurances that interest rates will not significantly change in 2002.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports                                      26
Consolidated Balance Sheets - December 31, 2001 and 2000           28
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000, and 1999                                29
Consolidated Statements of Shareholders' Deficiency
  for the years ended December 31, 2001, 2000, and 1999            30
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000, and 1999                                32
Notes to Consolidated Financial Statements                         33

     CONSOLIDATED SUPPLEMENTAL SCHEDULES

Schedule I - Condensed Financial Information of the Registrant     56
Schedule II - Valuation and Qualifying Accounts                    59

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of WellCare Management Group, Inc.

We have audited the accompanying consolidated balance sheets of WellCare Management Group, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14 (a) 2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficit, shareholders' deficiency, failure to achieve the minimum statutory equity requirements of the State of New York Insurance Department, and failure to maintain the minimum risk based capital requirements of the State of Connecticut Insurance Department raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deloitte & Touche LLP
Certified Public Accountants
Orlando, Florida
March 8, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The WellCare Management Group, Inc.
Tampa, Florida

We have audited the accompanying consolidated statements of operations, shareholders' deficiency and cash flows of the WellCare Management Group, Inc. and subsidiaries (the "Company") for the year ended December 31, 1999. We have also audited the financial statement schedules for the year ended December 31, 1999 listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the Company's results of operations and cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules for the year ended December 31, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficit, shareholders' deficiency and failure to maintain 100% of the contingent reserve requirement of the New York State and Connecticut State Departments of Insurance raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BDO Seidman, LLP
Miami, Florida
April 12, 2000

               THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                  ($ In Thousands)

                                                                     December 31,
                                                            ------------------------------
                                                                 2001            2000
                                                            --------------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents                                  $     8,212,    $     6,025
  Accounts receivable (net of allowance for doubtful
   accounts of $0 in 2001 and $200 in 2000)                        8,122           8,247
  Advances to participating providers                              1,518             555
  Due from affiliate, net                                             59               -
  Other receivables                                                1,092             791
  Prepaid expenses and other current assets                          738             510
                                                            --------------  --------------
          Total current assets                                    19,741          16,128
Property and equipment (net of accumulated depreciation
  and amortization of $1,384 in 2001 and $4,166 in 2000)             279             640
Other Assets:
  Restricted cash                                                  2,577           3,352
                                                            --------------  --------------
          Total assets                                       $    22,597     $    20,120
                                                            ==============  ==============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
  Medical costs payable                                      $    17,537     $    16,187
  Accrued provider settlement - current portion                    1,035           1,052
  Due to affiliate, net                                                -             223
  Accounts payable and accrued expenses                            3,759           2,043
  Notes payable to affiliate                                       8,304           5,206
  Unearned revenue                                                 1,407           1,919
                                                            --------------  --------------
          Total current liabilities                               32,042          26,630

Other Liabilities:
  Accrued provider settlement - non-current portion                    -           1,052
                                                            --------------  --------------
          Total liabilities                                       32,042          27,682

Commitments and Contingencies (Note 13 and 15)

 Shareholders' Deficiency:
  Class A common stock - $0.01 par value;
    1,109,292 shares authorized; 313,555 shares
    issued and outstanding in 2001 and 2000                            3               3
  Common stock - $0.01 par value; 75,000,000 shares
    authorized; 38,807,940 shares issued in 2001 and 2000            388             388
  Additional paid-in capital                                      54,709          54,709
  Accumulated deficit                                            (64,365)        (62,460)
                                                            --------------  --------------
                                                                  (9,265)         (7,360)
  Treasury stock at cost - 11,395 shares in 2001
    and 12,850 shares in 2000                                       (180)           (202)
                                                            --------------  --------------
          Total shareholders' deficiency                          (9,445)         (7,562)
                                                            --------------  --------------
          Total liabilities and shareholders' deficiency     $    22,957     $    20,120
                                                            ==============  ==============

              See Notes to Condensed Consolidated Financial Statements

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  ($ In Thousands, Except Per Share Amounts)

                                                             Year Ended December 31,
                                                      ------------------------------------
                                                         2001         2000         1999
                                                      ----------   ----------   ----------
Revenue:
  Premiums earned                                     $  96,814    $  76,231    $ 110,516
  Interest income                                           390          346          693
  Insurance reimbursement                                     -          776            -
  Other income - net                                        124        1,251        1,300
                                                      ----------   ----------   ----------
Total revenue                                            97,328       78,604      112,509
Expenses:
  Medical expenses                                       81,587       70,055      101,798
  General and administrative expenses:
    Management fee expenses - affiliate                  11,186        7,799        3,046
    Other general and administrative expenses             5,437        3,863       17,523
    Depreciation and amortization                           391          420        1,147
    Bad debt expense                                          -        1,172        2,090
                                                      ----------   ----------   ----------
  Total general and administrative expenses              17,014       13,254       23,806
  Interest expense                                          632          174        3,565
                                                      ----------   ----------   ----------
Total expenses                                           99,233       83,483      129,169
                                                      ----------   ----------   ----------
Net loss before income tax benefit and
 extraordinary gain                                      (1,905)      (4,879)     (16,660)
Income tax benefit                                            -            -       (2,152)
                                                      ----------   ----------   ----------
Net loss before extraordinary gain                       (1,905)      (4,879)     (14,508)
Extraordinary gain, net of tax of $2,152 for 1999             -            -       16,116
                                                      ----------   ----------   ----------
Net (loss) income                                        (1,905)      (4,879)       1,608
Preferred stock deemed dividend                               -            -       (3,043)
                                                      ----------   ----------   ----------
Net loss available to common shareholders              $ (1,905)    $ (4,879)    $ (1,435)
                                                      ==========   ==========   ==========

Earnings per share:
  Net loss before extraordinary gain
   - basic and diluted                                 $  (0.05)    $  (0.13)    $  (1.13)

  Extraordinary gain - basic and diluted               $      -     $      -     $   1.04

  Net loss available to common shareholders
   - basic and diluted                                 $  (0.05)    $  (0.13)    $  (0.09)

Weighted average shares outstanding
   - basic and diluted                                   38,796       38,795       15,489

                See Notes to Consolidated Financial Statements

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                                ($ In Thousands)

                                     Class A and B   Class A            Additional
                                       Preferred     Common    Common    Paid-in      Accumulated
                                         Stock        Stock     Stock    Capital        Deficit
                                     -------------   -------   ------   ----------    ------------
Balance, December 31, 1998             $      -      $   10    $   65   $  31,612      $  (59,189)
Conversion of subordinated
 convertible note and accrued
 interest into preferred stock                1           -         -      15,240               -
Subordinated convertible
 debt inducement                              -           -         -       3,043               -
Preferred stock issued for cash               1           -         -       5,002               -
Conversion of preferred stock
 to common stock                             (2)          -       314        (312)              -
Conversion of Class A common
 stock to common stock                        -          (7)        7           -               -
Net income                                    -           -         -           -           1,608
Other comprehensive income -
 unrealized holding gains                     -           -         -           -               -
Comprehensive income                          -           -         -           -               -
Repayment of loan receivable                  -           -         -           -               -
                                     -------------   -------   ------   ----------    ------------
Balance, December 31, 1999                    -           3       386      54,585         (57,581)
Net loss                                      -           -         -           -          (4,879)
Other comprehensive income -
 unrealized holding gains                     -           -         -           -               -
Comprehensive income                          -           -         -           -               -
Issuance of common stock                      -           -         2         124               -
                                     -------------   -------   ------   ----------    ------------
Balance, December 31, 2000             $      -      $    3    $  388   $  54,709      $  (62,460)
Net loss                                      -           -         -           -          (1,905)
Issuance of treasury stock                    -           -         -           -               -
                                     -------------   -------   ------   ----------    ------------
Balance, December 31, 2001             $      -      $    3    $  388   $  54,709      $  (64,365)
                                     =============   =======   ======   ==========    ============
                                                                                      Continued

                 See Notes to Consolidated Financial Statements

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                              ($ In Thousands)

                                 Accumulated                              Total (Capital
                                   Compre-          Notes                   Deficiency)
                                   Hensive       Receivables    Treasury   Shareholders'
                                Income/(Loss)    Shareholders     Stock       Equity
                                -------------    ------------   --------  --------------
Balance, December 31, 1998       $        1       $      (5)    $  (202)   $   (27,708)
Conversion of subordinated
 convertible note and accrued
 interest into preferred stock            -               -           -         15,241
Subordinated convertible
 debt inducement                          -               -           -          3,043
Preferred stock issued for cash           -               -           -          5,003
Conversion of preferred stock
 to common stock                          -               -           -              -
Conversion of Class A common
 stock to common stock                    -               -           -              -
Net income                                -               -           -          1,608
Other comprehensive income -
 unrealized Holding gains                 -               -           -              -
Comprehensive income                      -               -           -          1,608
Repayment of loan receivable              -               5           -              5
                                -------------    ------------   --------  --------------
Balance, December 31, 1999                1               -        (202)        (2,808)
Net loss                                  -               -           -         (4,879)
Other comprehensive income -
 unrealized Holding gains                (1)              -           -             (1)
Comprehensive income                      -               -           -              -
Issuance of common stock                  -               -           -            126
                                -------------    ------------   --------  --------------
Balance, December 31, 2000                -               -        (202)        (7,562)
Net loss                                  -               -           -         (1,905)
Issuance of treasury stock                -               -          22             22
                                -------------    ------------   --------  --------------
Balance, December 31, 2001       $        -       $       -     $  (180)   $    (9,445)
                                =============    ============   ========  ==============

                 See Notes to Consolidated Financial Statements

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ In Thousands)

                                                              Year Ended December 31,
                                                       --------------------------------------
                                                          2001          2000          1999
                                                       ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                      $  (1,905)    $  (4,879)     $  1,608
Adjustments to reconcile net (loss) income
 to net cash used in operating activities:
  Depreciation and amortization                              391           420         1,147
  Bad debt expense                                             -         1,172         2,090
  Interest expense on inducement                               -             -         3,043
  Gain on sale of assets and other                             -             -          (218)
  Extraordinary gain on claim settlements                      -             -       (18,268)
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable               125        (4,971)       (3,667)
    (Increase) decrease in advances to
     participating providers                                (963)           31          (531)
    (Increase) decrease in due/from affiliate, net          (282)        1,022          (574)
    Decrease (increase) in other receivables - net          (302)          864        (1,024)
    (Increase) decrease in prepaid expenses and
     other current assets                                   (228)          556           590
    Decrease in restricted cash                              775           421         1,513
    Increase in medical cost payable                       1,333           801         5,776
    Increase (decrease) in accounts payable and
     accrued expenses                                      1,717         1,774        (1,370)
    (Decrease) increase in accrued provider settlement    (1,052)       (2,265)        4,369
    Decrease in unearned revenue                            (512)         (339)       (4,509)
                                                       ----------    ----------    ----------
      Net cash used in operating activities                 (903)       (5,393)      (10,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                               -             -         5,015
    Purchase of property and equipment                       (30)         (304)          (56)
    Decrease in notes receivable                               -             -            61
                                                       ----------    ----------    ----------
      Net cash (used in) provided by
       investing activities                                  (30)         (304)        5,020

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to affiliate               3,098         4,356           850
    Issuance of common stock                                   -           126             -
    Issuance of series A preferred stock                       -             -         5,002
    Issuance of treasury stock                                22             -             -
                                                       ----------    ----------    ----------
      Net cash provided by financing activities            3,120         4,482         5,852
                                                       ----------    ----------    ----------
      Net increase (decrease) in cash and
       cash equivalents                                    2,187        (1,215)          847
Cash and cash equivalents, beginning of period             6,025         7,240         6,393
                                                       ----------    ----------    ----------
Cash and cash equivalents, end of period               $   8,212     $   6,025     $   7,240
                                                       ==========    ==========    ==========

Supplemental Cash Flow Information:
  Cash paid for interest                               $       -     $       -     $     502

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

     Well Care of New York, Inc. ("WCNY"), a wholly owned subsidiary, operates as an HMO in New York State. WCNY has a certificate of authority under Article 44 of the New York State Public Health Law to operate in 25 counties in the Greater Hudson River Valley, Capital District, Southern Tier and New York/Westchester County. WCNY is a mixed IPA/Direct Contract model HMO. Under this type of arrangement, agreements are entered into with regional health care delivery networks currently organized as independent practice associations ("IPAs" or "Alliances"), which in turn contract with providers to render health care services to HMO enrollees. The HMO also contracts directly with individual primary care physicians or physician groups for health care services not contracted through the IPAs.

     FirstChoice HealthPlans of Connecticut, Inc. ("FirstChoice"), a wholly owned subsidiary of WCNY, operates as an IPA model HMO in the state of Connecticut. Under this type of arrangement, agreements are entered into with IPAs and Physician Hospital Organizations ("PHOs") and individual physicians for the provision of all medical care to FirstChoice's enrollees for a specified fee for services rendered. FirstChoice is approved to operate statewide in Connecticut. Effective October 1, 2000, FirstChoice closed on its transaction with HealthChoice of Connecticut, Inc., ("HealthChoice") to acquire the assets of HealthChoice's Medicaid line of business, known as PreferredOne, for a purchase price of $1.00 (one dollar) (See Note 16). FirstChoice, which was licensed solely as a commercial health maintenance organization in the state of Connecticut, covering about 4,200 members, received all necessary regulatory approval effective October 1, 2000 to assume the responsibility for approximately 24,000 adult and child members of HealthChoice's Medicaid business.

     Well Care Administration, Inc. ("WCA") (formerly Agente Benefit Consultants, Inc. ("ABC")) was a wholly owned subsidiary that administered the Company's pharmacy, vision care, dental care and other specialty care benefit programs as stand-alone products to self-insured employer and other groups until June 1999. WCA was rendered inactive after June 1999 as the Company's pharmacy, vision care, dental care and other specialty care benefit programs were contracted with third party venders and were subsequently dissolved in October 2000.

     Well Care Development, Inc. ("WCD") was a wholly owned subsidiary formed to acquire, own and develop real estate. WCD was rendered inactive as of June 1999 and was subsequently dissolved in October 2000.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

1.     Organization - Continued

     In June 1999, Kiran C. Patel, M.D. ("Dr. Patel"), the principal owner of Well Care HMO, Inc., a Florida corporation, an entity previously unrelated to WellCare, purchased a fifty-five (55%) percent ownership interest in the Company for $5.0 million (the "Patel Transaction"). As part of the purchase transaction, Dr. Patel received 100,000 shares (the "Shares") of a newly authorized series of senior convertible preferred stock ("Series A Convertible Preferred Stock"), which provided Dr. Patel with 55% of WellCare's voting power. The preferred stock was subject to mandatory conversion into common stock upon the amendment of WellCare's certificate of incorporation to increase the number of authorized shares of common stock from 20 million shares to 75 million shares. Due to the excess of the fair value of the underlying common stock, which totaled approximately $8 million over the purchase price, the Company recorded a deemed dividend on the preferred stock totaling approximately $3 million. For financial statement purposes, the issuance of the common stock in exchange for the preferred stock has been reflected as of December 31, 1999; however, the physical transfer took place in April 2000.
The shares are subject to anti-dilution rights, whereby upon conversion Dr. Patel will generally preserve his 55% interest in WellCare until there are 75 million shares of common stock issued and outstanding. In order to preserve his 55% interest, Dr. Patel will be required to pay the par value ($0.01 per share) for each common share subsequently purchased.

     As a condition to the closing of the Patel Transaction, the holders of 680,747 shares of Class A common stock, which has ten votes per share, agreed to convert their shares into shares of common stock on a share-for-share basis. Mr. Robert W. Morey, the holder of 313,555 share of Class A common stock outstanding, gave a two year proxy in favor of Dr. Patel to vote Mr. Morey's shares of Class A common stock which expired in June 2001.

     In June 1999, Group Health Incorporated ("GHI") purchased WCNY's commercial business, consisting mainly of other assets and goodwill associated with member lives, for approximately $5.0 million (the "GHI Transaction"). During 1999, the Company recorded a gain of $352,000 in connection with the sale. As stipulated and agreed upon in the GHI Transaction, WCNY did not engage in commercial HMO business in New York for a period of one year from the June 1, 1999 closing date.

     In June 1999, as a condition to the successful closing of the Patel and the GHI transactions, various hospitals, physicians and other health care providers entered into settlement agreements to settle claims for services provided to WCNY HMO members through April 30, 1999. The various hospitals, physicians and other health care providers agreed to accept a payment of 30% of the balance owed by the Company to the provider in the year of settlement, plus 5% of the balance owed by the Company, payable on February 1 of the three years subsequent to the year of settlement if they continue to be participating WCNY providers. These claims are settled from a provider pool consisting of all the proceeds from the Patel and GHI transactions in addition to 80% of WCNY's premium receivables at April 30, 1999. For the year ended December 31, 1999, the Company recognized an extraordinary gain of $18.3 million due to the results of the completed provider settlements. At December 31, 2001 and 2000, the Company maintained accruals of $1.0 million and $2.1 million respectively, pertaining to this transaction, of which $1.0 million was included in non-current liabilities in 2000.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

1.     Organization - Continued

     As a further condition to the successful closing of the Patel Transaction, in June 1999 The 1818 Fund II, L.P. (the "Fund"), the general partner of which is Brown Brothers Harriman & Co., converted $15.0 million in subordinated note, plus accrued interest (8%) of approximately $0.8 million into 100,000 shares of senior convertible preferred stock ("Series B") of the Company, which was then converted into 10.0 million shares of common stock. In connection with the conversion of the Series B preferred stock, the Company recorded interest expense of approximately $3.0 million relating to the fair value of the shares received in excess of the shares issuable at a conversion price of $8.00 per share.

2.     Going Concern

     The Company's consolidated financials are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations, has a working capital deficit, a shareholders' deficiency, failed to achieve the minimum statutory equity requirements of the State of New York Insurance Department and has failed to maintain the minimum risk based capital requirements of the State of Connecticut Insurance Department. These factors raise substantial doubt about its ability to continue as a going concern.

     Over the next fiscal year, management is focusing on its marketing efforts to increase membership of its Medicaid and Child Health Plus products. The Medicaid and Child Health Plus products have proven to be profitable in past years. The Company also received approval to market Family Health Plus, a new program established by the state of New York in October 2001. Additionally, over the next fiscal year, management is focusing on restructuring certain provider contracts for its Medicaid book of business in Connecticut. The Company's contracted rate with Yale PHO and Yale Bridgeport Hospital ("Yale") were excessive compared to the premiums the Company received from the State of Connecticut Department of Social Services for its HUSKY products. As a result of the Yale contracts, the Company lost an estimated $2.5 million during 2001. Management has taken steps in correcting this situation and has terminated the Company's contract with Yale effective March 31, 2002. The Company currently is not marketing its Medicare products and does not intend to market these products in the near future. The Company also does not have plans to market its Commercial products. Additionally, the Company believes that it will be able to capitalize on the efficiencies in claims processing and administrative services through its management agreement with CHM. However, there is no assurance that the Company will be able to achieve its recovery plan.

     In the event of a cash shortage, the Company will have to implement various cost cutting measures, including but not limited to reducing its work force and reducing commissions to brokers and agents. The Company may have to obtain financing through external sources. The Company continues to explore the possibility of raising funds through available sources including but not limited to the equity and debt markets. However, resources for raising external capital are limited due to the Company's past history and the overall market sensitivity of the HMO business.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

2.     Going Concern - Continued

     At December 31, 2001, FirstChoice's statutory deficit was approximately $792,000, which was not in compliance with the net worth requirement. Approximately $3.3 million in surplus notes was infused on March 8, 2002 to bring the FirstChoice's net worth just below the Regulatory Action Level of $2.8 million as required under RBC. Upon the completion of a review by a third party consulting actuary engaged by the Department, the Company will have thirty days to infuse additional funds to bring its net worth up to the Company Action Level of $3.2 million under RBC. The Company Action Level is the minimum amount of surplus required under RBC. In the event that FirstChoice fails to comply with the minimum surplus required under RBC, FirstChoice may be subject to, but not limited to, regulatory control by the Department.

     At December 31, 2001, the Company's statutory net worth was approximately $742,000, which was not in compliance with the SNYID's adjusted minimum statutory net worth requirements. Approximately $3.3 million in surplus notes were infused into WCNY through its parent company, WCMG, on March 8, 2002.
WCNY in turn infused the $3.3 million into its subsidiary, FirstChoice, to bring FirstChoice's net worth just below the Regulatory Action Level. Upon such infusion, WCNY will be able to admit a value for its investment in FirstChoice in the amount of up to 50% of its own statutory net worth or approximately $371,000. This infusion will bring WCNY's statutory net worth to approximately $1,113,000, which is in not compliance with the NYSID's adjusted minimum statutory net worth requirement. Management will need to arrange to infuse approximately $285,000 into WCNY by April 30, 2002 to bring WCNY into compliance with the NYSID's adjusted minimum statutory net worth. In the event that that WCNY fails to comply with the adjusted minimum statutory net worth requirement, WCNY may be subject to, but not limited to, regulatory control by the SNYID.

     The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability of assets and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.     Significant Accounting Policies

     Principles of Consolidation - The accompanying consolidated financial statements include the Company's wholly owned subsidiaries, WCNY and FirstChoice (the "WellCare HMOs"). All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents - The Company considers all demand deposits, overnight investments, and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company includes all cash overdrafts in accounts payable. The Company had cash overdrafts of approximately $1.2 million at December 31, 2000. There were no overdrafts at December 31, 2001.

     Restricted Cash - Restricted cash includes amounts in escrow with a provider and statutory cash reserves required by the State of New York Insurance Department.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

3.     Significant Accounting Policies - Continued

     Advances to Participating Providers - Advances to participating providers consist principally of amounts advanced to hospitals, which are under contract with the WellCare HMOs to provide medical services to plan members. Such advances provide funding to these providers for claims incurred but not yet reported or claims in the process of adjudication. The WellCare HMOs have the right to offset such advances against future claims payments.

     Property and Equipment - Property and equipment is stated at cost net of accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years. During 2000, the Company changed the estimated useful life of certain property and equipment from five years to a range of three to ten years. The Company believes that estimated useful lives ranging from three to ten years more appropriately reflect the timing of the economic benefits to be received from such assets. During 2000, the impact to operations due to the change in estimated useful lives was a decrease in depreciation expense by approximately $521,000.

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

     Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash equivalents and receivables. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality. Concentrations of credit risk with respect to premium receivables are limited, as the majority of the Company's business is generated from government-sponsored programs. As of December 31, 2001 and 2000, management believes that the Company had no significant concentrations of credit risk.

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

     Revenue Recognition - Premiums from subscribers are recorded as revenue in the period that subscribers are entitled to service. Premiums received in advance are deferred.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

3.     Significant Accounting Policies - Continued

     Medical Expenses - Medical expenses include estimates for physician services, hospital services, pharmacy expenses, and other medical expenses incurred but not yet reported ("IBNR") based on a number of factors, including hospital admissions data and prior claims experience; adjustments, if necessary, are made to medical expenses in the period the actual claims costs are ultimately determined using actuarial techniques. The Company believes the IBNR estimates in the consolidated financial statements are adequate; however, there can be no assurances that actual health care claims will not exceed such estimates.

     Reinsurance - The WellCare HMOs insure excess loss for health care claims under policies with a reinsurance company. Under the excess loss reinsurance policies, recoveries are made for annual claims of each member in excess of the deductible established in the policies, subject to certain limitations. The Company's deductibles were $85,000 and $125,000 for the FirstChoice commercial and Medicaid lines of business, respectively, and $115,000 and $100,000 for WCNY's Medicaid and Medicare lines of business, respectively, during fiscal year 2001.

     Stock-Based Compensation - As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to recognize stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and to disclose in the notes to consolidated financial statements the effects of SFAS No. 123 as if its fair value recognition provisions were adopted. See Note 8.

     Advertising Costs - Advertising costs, which include costs for certain marketing materials and development/implementation of public relations and marketing campaigns, are expensed as incurred.

     Provision for Loss Contracts - It is the Company's policy to evaluate all contracts and recognize losses on contracts when estimated future health care costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums and stop-loss insurance recoveries. Unpaid losses and loss adjustment expenses include an amount determined from individual case estimates and loss reports and an amount, based on past experience, for losses incurred but not reported. Such liabilities are necessary based upon assumptions and estimates and while management believes the amount is adequate, the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed by management and company actuaries and any adjustments are reflected in the period determined. Management has evaluated the contracts currently in place and has recorded a loss accrual of approximately $300,000 at December 31, 2001 relating to FirstChoice's Medicaid line of business. No loss accruals were considered necessary at December 31, 2000.

     Income Taxes - The Company accounts for income taxes under the asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

3.     Significant Accounting Policies - Continued

     Earnings Per Share - Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted net income (loss) per share reflects the potential dilutive effect of securities (which consist of stock options) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution.

     New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Goodwill and certain intangible assets with indefinite useful lives will remain on the balance sheet and not be amortized. The Company implemented SFAS 141 on July 1, 2001 and has determined that there is no impact on its consolidated financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS 142 will have an impact on its financial position and results of operations.

     On October 3, 2001 SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144") was approved by the FASB. SFAS 144 addresses the financial accounting and reporting of the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of," will be effective January 1, 2002. The Company is assessing the impact, if any, that SFAS 144 will have on its consolidated financial statements.

     Reclassifications - Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

4.     Other Receivables

Other receivables consists of the following (in thousands):

                                             December 31,
                                      ---------------------------
                                          2001           2000
                                      -----------    ------------
Reinsurance receivables               $      233     $       102
Pharmacy rebate receivables                   53             125
Claims refund receivables                    227               -
Vendor receivables                           327             265
Other                                        252             299
                                      -----------    ------------
Total other receivables               $    1,092     $       791
                                      ===========    ============

5.     Property and Equipment

     Property and equipment consists of the following (in thousands):

                                               December 31,
                                        ---------------------------
                                            2001           2000
                                        -----------    ------------
Computer hardware and software          $    1,061     $     3,421
Furniture, fixtures, and equipment             593           1,385
Vehicles                                         9               -
                                        -----------    ------------
Total                                        1,663           4,806
Less accumulated depreciation                1,384           4,166
                                        -----------    ------------
Property and equipment, net             $      279     $       640
                                        ===========    ============

     Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was approximately $391,000, $420,000, and $1,147,000, respectively.

     The cost and accumulated depreciation for property and equipment sold, retired, or otherwise disposed of are relieved from the accounts and the resulting gains or losses are reflected in income. During 2001, the Company retired approximately $3.2 million of fully depreciated equipment from its operations.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

6.     Medical Costs Payable

     The following table summarizes the activities of medical costs payable (in thousands):

                                            Years ended December 31,
                                         ----------------------------
                                             2001            2000
                                         ------------    ------------
Balance, beginning of year               $    16,187     $    14,386
Claims incurred:
  Current year                                81,170          69,840
  Prior year                                     276            (286)
Reinsurance pool assessment                      141             501
                                         ------------    ------------
Total incurred                                81,587          70,055
Claims paid and settled related to:
  Current year                               (64,502)        (55,472)
  Prior year                                 (15,624)        (12,782)
Reinsurance pool payment                        (111)              -
                                         ------------    ------------
Total paid                                   (80,237)        (68,254)
                                         ------------    ------------
Balance, end of year                     $    17,537     $    16,187
                                         ============    ============

     The liability for accrued medical costs payable includes management's estimate of amounts required to settle known claims, claims in the process of adjudication, and estimated claims incurred but not reported. Costs in excess of those anticipated could have a material adverse effect on the Company's results of operations.

     During 2001 and 2000, the Company experienced unfavorable and favorable claims expense related to its estimated reserves for claims payable at December 31, 2000 and 1999, respectively. The accompanying financial statements reflect a $276,000 increase and $286,000 decrease in medical expenses for 2001 and 2000, respectively, relating to a change in estimate on the prior years' claims liabilities.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

7.     Notes Payable to Affiliate

     Notes payable to affiliate consists of the following (in thousands):

                                                                        December 31,
                                                                  ------------------------
                                                                     2001          2000
                                                                  ----------    ----------
Subordinated note payable to a related party; principle due
 on demand; interest at 8 1/2 percent per annum;
 issued September 1999                                            $     850     $     850

Subordinated note payable to a related party; principle due
 on demand; interest at 8 1/2 percent per annum;
 issued September 2000                                                2,200         2,200

Subordinated note payable to a related party; principle due
 on demand; interest at 8 1/2 percent per annum;
 issued November 2000                                                 1,356         1,356

Subordinated note payable to a related party; principle due
 on demand; interest at 8 1/2 percent per annum;
 issued September 2000                                                  800           800

Subordinated note payable to a related party; principle due
 on demand; interest at 8 percent per annum;
 issued March 2001                                                      500             -

Subordinated note payable to a related party; principle due
 on demand; interest at 8 percent per annum;
 issued March 2001                                                      250             -

Subordinated note payable to a related party; principle due
 on demand; interest at 8 percent per annum;
 issued May 2001                                                        591             -

Subordinated note payable to a related party; principle due
 on demand; interest at 8 percent per annum;
 issued August 2001                                                     674             -

Subordinated note payable to a related party; principle due
 on demand; interest at 8 1/2 percent per annum;
 issued June 2001                                                       163             -

Subordinated note payable to a related party; principle due
 on demand; interest at 8 percent per annum;
 issued May 2001                                                        270             -

Subordinated note payable to a related party; principle due
 on demand; interest at 8 percent per annum;
 issued July 2001                                                       150             -

Subordinated note payable to a related party; principle due
 on demand; interest at 8 percent per annum;
 issued March 2001                                                      500             -
                                                                  ----------    ----------
Notes payable to affiliate                                        $   8,304     $   5,206
                                                                  ==========    ==========

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

8.    Income Taxes

     A reconciliation of the federal statutory rate to the Company's effective income tax rate is as follows:

                                                                       December 31,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------  --------  --------
Federal statutory rate                                           34.0%     34.0%     34.0%
State income taxes - net of federal benefit                       6.4       6.4       6.4
Expense on debt inducement                                          -         -      64.5
Income on claims settlement                                         -         -    (105.2)
Limitation of NOL carryforward due to change in ownership           -         -      69.0
Other                                                            (0.5)        -     113.3
Valuation allowance                                   (39.9)    (40.4)   (182.0)
                                                              --------  --------  --------
Effective rate                                                      -%        -%        -%
                                                              ========  ========  ========

The significant components of deferred taxes were as follows (in $ thousands):

                                                            December 31,
                                                     --------------------------
                                                         2001          2000
                                                     ------------  ------------
Deferred tax assets:
  Accounts receivable and other receivables -

    allowance for bad debt                           $        -    $       81
  Other                                                     717         6,546
  Net operating loss carry forward                       13,927        13,013
                                                    ------------  ------------
Total deferred tax asset before valuation allowance      14,644        19,640
Less valuation allowance                                 14,644        19,640
                                                    ------------  ------------
Net deferred tax asset                               $        -    $        -
                                                    ============  ============

     The Company has net operating loss ("NOL") carry-forwards in the amount of approximately $72,280,000 expiring through 2021. Of this amount, approximately $37,800,000 of NOL carryforward has been limited by imposition of Section 382 of the Internal Revenue Code due to a change in the Company's ownership in 1999. The ability to realize the tax benefits associated with deferred tax assets and NOLs is reliant upon the Company's ability to generate future taxable income from operations and/or to effectuate successful tax planning strategies. Although management believes that profitable operations may be achieved in the future, in view of their size and length of the expected recoup period, the Company provided a 100% valuation allowance in both 2001 and 2000 with respect to the deferred tax assets for 2001 and 2000 respectively.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

9.     Stock Options

     In March 1993, the Company created the 1993 Incentive and Non-Incentive Stock Option Plan (the "1993 Stock Option Plan") to encourage selected employees, directors, and other persons who contribute materially to the Company's success. The 1993 Stock Option Plan was amended in October 1999, which allowed for an aggregate of 5,000,000 shares of the Company's common stock, par value $0.01 per share, to be reserved for issuance upon the exercise of options which may be granted from time to time in accordance with the 1993 Stock Option Plan. The options shall have a term of no more than ten years from the date of grant but shall terminate, lapse and expire at such earlier time or times as provided in the Option Agreement governing such option. Options granted are not subject to review and are conclusive, although in no event shall such purchase price be less than (i) 100% of the fair market value of the Company's common stock on the date of grant for Incentive Options (110% of the fair market value of the Company's common stock on the date of grant if made to a 10% owner) and (ii) 75% of the fair market value of the Company's common stock on the date of grant for Non-Incentive Options. The following is a summary of the transactions under the 1993 Stock Option Plan:

     The following table summarizes the activities related to options during 2001, 2000, and 1999:

                                         2001          2000          1999
                                     ------------  ------------  ------------
Outstanding, beginning of year         4,002,000     4,009,535       598,741
Exercised during the year                      -             -             -
Terminated during the year                     -        (7,535)     (589,206)
Granted during the year                        -             -     4,000,000
                                     ------------  ------------  ------------
Outstanding, end of year               4,002,000     4,002,000     4,009,535
                                     ============  ============  ============

Options exercisable at year end        1,144,857       573,429       580,964
Weighted average fair value of
 Options granted during the year      $        -    $        -    $     0.25

     At December 31, 2001, there were 4,002,000 options outstanding, of which 1,144,857 options were exercisable, with a weighted average exercise price of $0.375 per share and a weighted average remaining contractual life of eight years.

     During 1999 the Company granted 4,000,000 options to purchase common stock at an exercise price of $0.375 per share. The options expire in ten years and vest over a period of seven years.

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

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

9.     Stock Options - Continued

     The Company has adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the options in the accompanying consolidated statements of operations. Had compensation cost for grants made under the Company's 1993 Stock Option Plan been determined based on the fair value at the grant date in a manner consistent with SFAS 123, the Company's pro forma net loss and pro forma net loss per share would be as follows ($ in thousands, except per share amounts):

                                                        December 31,
                                                ----------------------------
                                                  2001      2000      1999
                                                --------  --------  --------
Net loss available to common shareholders:
  As reported                                   $ (1,905) $ (4,879) $ (1,435)
  Pro forma                                       (2,066)   (5,032)   (1,695)

Net loss available to common shareholders
 per share - basic and diluted:
  As reported                                   $  (0.05) $  (0.13) $  (0.09)
  Pro forma                                        (0.05)    (0.13)    (0.11)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, 1999, respectively: expected volatility of 143.0%, 131.0%, and 45.8%; expected lives of 8.0, 9.0, and 3.0 years; and risk-free interest rate of 1.98%, 4.0%, and 6.0%. Additionally, in each year, the dividend yield was 0%.

10.     Earnings Per Share

     Options to purchase 4,002,000, 4,002,000, and 4,009,535 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share ("EPS") at December 31, 2001, 2000, and 1999, respectively, due to their anti-dilutive effect.

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

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

11.     Retirement Savings Plan

     The Company sponsored a retirement plan (the "Plan") designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over age twenty-one (21) who have been employed by the Company for at least one year with one thousand (1,000) hours of service are eligible to participate in the plan. Employees may contribute to the plan on a tax deferred basis generally up to 18% of their total annual salary. Under the plan, the Company makes matching contributions at the rate of 50% of the amount contributed by the employees up to a maximum of 2% of the employee's total annual compensation. The employer contributions are vested after five (5) years of service. The Company has not made any contributions since 1999 and has no obligations to make any future contributions under the Plan. The Plan was merged into the Comprehensive Health Management of Florida, LLC 401(k) and Profit Sharing Plan, an affiliate of the majority shareholder, in May 2000.

12.     Related Party Transactions

MANAGEMENT AGREEMENT

     WCNY and FirstChoice have entered into management agreements with Comprehensive Health Management, Inc. ("CHM"), a company that was established by the majority shareholder to provide management, administrative services, and claims processing services to health maintenance organizations. During September 1999, WCNY and FirstChoice each executed a five-year management agreement with CHM to perform claims processing services, utilization review, payroll services, and most of the administrative functions of the Company, excluding certain marketing functions. CHM is responsible for all the administrative employees' payroll and business expenses. Additionally, CHM is responsible for maintaining the claims related data processing equipment and software.

     The management fee for each Company ranged from 9.5% of premium revenue earned when there are less than 40,000 members to 7.5% of premium revenue earned when there are more than 80,000 members. In June 2000, the agreements were amended to better reflect the actual cost of administrative services related to the provision of management services to the Company and other affiliated HMOs. As a result of the amended agreements, the management fee was revised to reflect ranges of 11.5% of premium revenue earned when there are less than 40,000 members and 9.5% of premium revenue earned when there are more than 80,000 members.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

12.     Related Party Transactions - Continued

     Management fees for the years ended December 31, 2001, 2000 and 1999 were approximately $11,186,000, $7,799,000 and $3,046,000, respectively, which were included in general and administrative expenses. At December 31, 2001, CHM owed the Company approximately $59,000. At December 31, 2000, the Company owed CHM approximately $223,000. As a result of the efficiencies gained through the CHM management agreement, the Company's general and administrative expenses as a percentage of total revenue decreased from 21.1% in 1999 to 17.0% in 2000 and 17.5% in 2001.

OTHER

     The Company has entered into various lease agreements for office space. As part of the management agreement, CHM makes payments to the lessors on behalf of the Company. The payments for leased space are an integral part of the management fee, and lease payments made by CHM to lessors amounted to approximately $368,000, $619,000 and $332,000 during 2001, 2000 and 1999, respectively.

     Under the management services agreement, the Company is responsible for the direct salary cost of their marketing personnel. However, actual payroll processing is administered by CHM. The Company reimbursed CHM approximately $2,609,000, $1,620,000 and $660,000 related to these direct salary costs administered and paid by CHM during 2001, 2000 and 1999, respectively.

     Well Care HMO, Inc., an affiliate of the majority shareholder, paid for director and officers and errors and omissions insurance policies and allocated the expense proportionately to various related entities. At December 31, 2000, WCNY owed Well Care HMO, Inc. approximately $123,000 for its proportionate share of the policy premiums. There were no such transactions during 2001.

NOTES PAYABLE

     The Company's majority shareholder has provided financing to the Company through various cash infusions from related enterprises. During 2001 and 2000, approximately $3.1 million and $4.4 million, respectively, in surplus notes were provided to the Company from enterprises controlled by the majority shareholder. The notes are due upon demand with interest accruing between 8.0% and 8.5% per annum. The cash infusions were primarily used by the Company to increase the statutory net equity of WCNY and FirstChoice during the respective years. See Note 6 for details.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

13.     Commitments and Contingencies

CONTRACTUAL OBLIGATION WITH IPAS

     WCNY has entered into various contractual arrangements with a majority of its primary care physicians and specialists through contracts with regional health care delivery networks. These agreements call for capitated IPAs comprised of specialists and primary care physicians. Under the agreements, the Company pays the IPAs for medical services provided by primary care physicians and specialists. The IPAs in turn reimburse those providers for the services that are provided by each physician. ProMedco Hudson Valley ("ProMedco"), an IPA group that WCNY had contracted with, filed bankruptcy in April 2001. Based on the executed contracts with the IPAs, WCNY is not liable for the IPAs' liabilities; however, in the event the IPAs default on their financial obligations, the provider network could be materially affected. This matter did not have a material effect on the Company's provider network.

OPERATING LEASES

     Pursuant to management agreements with CHM, rental expenses are the responsibility of CHM. At December 31, 2001, the Company is the named lessee on certain non-cancelable operating lease obligations. Accordingly, future minimum lease payments under such non-cancelable operating leases are as follows:

           2002          $  327,020
           2003             206,252
           2004             142,483
           2005              97,488
           2006                   -
     Thereafter                   -
                         ----------
                         $  773,243
                         ==========

     The Company is not a party to any material pending legal proceedings. The Company at times does have routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition.

     The Company is currently in negotiations with a former provider group regarding a number of outstanding and disputed claims. During 2000, the Company established an escrow account of $450,000 relating to this matter, which is included in restricted cash in the financial statements. The total amount in dispute, which is under discussion for settlement but has not been settled as of December 31, 2001, is approximately $104,000. A formal offer of settlement has been received from the attorney for the provider group for the amount in question and the Company has since agreed to accept the proposed terms. A loss provision of $104,000 has been accrued in the financial statements as of December 31, 2001.

     In December 2001, the State of New York Department of Health ("DOH") issued its report on the second stage review of WCNY's Child Health Plus Program. Based on the review findings, the DOH projected that the Company owed approximately $1.1 million due to billing and processing errors. The Company disputed some of the findings and worked with the DOH to resolve the billing and processing errors. The DOH reviewed the disputed findings and revised its projection to $617,000. The Company has recorded the $617,000 in its 2001 financial statements.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

13.     Commitments and Contingencies - Continued

     The Company and certain of its subsidiaries, including WCNY have responded to subpoenas issued in April and August 1997 from the United States District Court for the Northern District of New York through the office of the United States Attorney for that District. These subpoenas sought the production of various documents concerning financial and accounting systems, corporate records, press releases and other external communications. While the United States Attorney has not disclosed the purposes of its inquiry, the Company has reason to believe that neither its current management nor its current directors are subjects or targets of the investigation. The Company has, however, informed the government that it will continue to cooperate fully in any way that it can in connection with the ongoing investigation. As of December 31, 2001 and 2000, no amounts have been accrued to the consolidated financial statements regarding the resolution of this investigation.

     On July 31, 1996 and October 3, 1996 the Securities and Exchange Commission ("SEC") issued subpoenas to the Company for the production of various financial and medical claims information. The Company fully complied with both of these subpoenas on August 21, 1996 and October 31, 1996, and with subsequent requests for supplementation. The current management is unaware of any ongoing investigation by the SEC. As of December 31, 2001 and 2000, no amounts have been accrued to the consolidated financial statements regarding the resolution of this investigation.

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

     In July 1996, the Securities Litigations were consolidated in the United States District Court for the Northern District of New York, and an amended consolidating complaint (the "Complaint") was served in August 1996. The Complaint did not name the three additional directors. Deloitte & Touche LLP, the Company's independent auditors during that period, however, was named as an additional defendant. In October 1996, the Company filed a motion to dismiss the consolidated amended complaint against the Company as well as the individual defendants. The Company's auditor likewise filed its own motion to dismiss. By Memorandum Decision and Order (the "Order"), entered in April 1997, the Court (i) granted the auditor's motion to dismiss and ordered that the claims against the auditors be dismissed with prejudice; and (ii) denied the motion to dismiss brought by the individual defendants. Because the Order did not specifically address the Company's motion to dismiss, in May 1997, the Company moved for reconsideration of its motion to dismiss and dismissal of all claims asserted against it. On reconsideration, the judge clarified his previous ruling expanding it to include a denial of the Company's motion as well. Following the Court's decision, the Company filed its answer and defense to the Complaint. In September 1997, the plaintiffs' class was certified and the parties thereafter commenced the discovery process of the litigation. The actions were dismissed pursuant to a court-approved settlement agreement. The time for appealing the approval order has not elapsed as of the date of this report.

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

     The WellCare HMOs are subject to assessments from various high-risk insurance pools administered by the states of New York and Connecticut. The liabilities related to these pools are not estimable at December 31, 2001. During 2000, the Connecticut Small Employer Health Reinsurance Pool (the "Small Employer Pool") assessed the Company approximately $501,000 relating to 1999 and 1998. This change in estimate was recorded in the Company's 2000 financial statements. During 2001, the Small Employer Pool assessed the Company $141,000 pertaining to 2000. This change in estimate was recorded in the Company's 2001 financial statements.

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

     The Company is a party to service agreements with five IPAs owned by Primergy (the "Primergy IPAs"). Accordingly, the Settlement Agreement further required Primergy to pay $2 per member per month for the period commencing from August 31, 2000 to July 31, 2002 for members assigned to the Primergy IPAs. Such payment is guaranteed by Promedco's Management Company. The Primergy IPAs' contract period was reduced and currently will terminate on July 31, 2002. In 2000, the Company recognized approximately $118,000 in income pertaining to this settlement. Such amount is included in "Other income - net" in the 2000 financial statements. Primergy filed for bankruptcy in April 2001. Based on the executed contracts with the IPAs, WCNY is not liable for the IPAs' liabilities; however, in the event the IPAs default on their financial obligations, the provider network could be materially affected. This matter did not have a material effect on the Company's provider network.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

15.     Statutory Surplus Requirements

     The State of Connecticut Insurance Department (the "Department") requires that stipulated amounts of surplus be maintained at all times. The Company must maintain a minimum net worth equal to the greater of: (A) $1,000,000; or
(B) 2% of its annual premium revenues as reported on the most recent annual financial statement filed with the Department on the first $150,000,000 of premium revenues plus 1% of annual premium revenues in excess of $150,000,000. The Risk-Based Capital ("RBC") requirements for health care centers were adopted through a regulation promulgated by the Department effective January 31, 2000. The main purpose of the regulation is to provide a tool for insurance regulators to evaluate the capital of insurers. FirstChoice filed an RBC report as of December 31, 2001 on March 1, 2002. At December 31, 2001, FirstChoice's statutory deficit was approximately $792,000, which was not in compliance with the net worth requirement. Approximately $3.3 million in surplus notes was infused on March 8, 2002 to bring the FirstChoice's net worth just below the Regulatory Action Level of $2.8 million as required under RBC. Upon the completion of a review by a third party consulting actuary engaged by the Department, the Company will have thirty days to infuse additional funds to bring its net worth up to the Company Action Level of $3.2 million under RBC. The Company Action Level is the minimum amount of surplus required under RBC.

     WCNY is required to accumulate and maintain a contingent reserve fund, which shall be increased in an amount equal to at least 5% of the net premium income of the Company during the calendar year, until such reserve fund is at least equal to $50,000. The contingent fund at the end of any calendar year shall not exceed 5% of the net premium income of such calendar year. WCNY is also required to establish a deposit in the form of an escrow account for the protection of enrollees that may consist of cash or be otherwise financed through bond or other means acceptable to the State of New York Insurance Department ("SNYID"). This deposit shall be equal to the greater of (1) 5% of the estimated expenditures for health care services for the year, or (2) $100,000. At December 31, 2001 and 2000, WCNY had a required cash reserve of approximately $2.2 million and $2.5 million, respectively, and a required contingent equity reserve of approximately $2.8 million for both years.

     Notwithstanding the above, the SNYID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. On June 1, 1999, the majority shareholder submitted a program to the SNYID to restore the WCNY's contingency reserve to 100% of its required level over a three-year period ending June 1, 2002. In the interim, the SNYID has allowed WCNY to maintain a contingency reserve of no less than 50% of its required level. At December 31, 2001, the Company's statutory net worth was approximately $742,000, which was not in compliance with the SNYID's adjusted minimum statutory net worth requirements. Approximately $3.3 million in surplus notes were infused into WCNY through its parent company, WCMG, on March 8, 2002.
WCNY in turn infused the $3.3 million into its subsidiary, FirstChoice, to bring FirstChoice's net worth just below the Regulatory Action Level. Upon such infusion, WCNY will be able to admit a value for its investment in FirstChoice in the amount of up to 50% of its own statutory net worth or approximately $371,000. This infusion will bring WCNY's statutory net worth to approximately $1,113,000, which is in not compliance with the NYSID's adjusted minimum statutory net worth requirement. Management will need to arrange to infuse approximately $285,000 into WCNY by April 30, 2002 to bring WCNY into compliance with the NYSID's adjusted minimum statutory net worth.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

15.     Statutory Surplus Requirements - Continued

     The Risk-Based Capital ("RBC") requirements for health maintenance organizations have not been adopted by the New York legislature. However, the SNYID does require that a RBC report be filed with the SNYID for informational purposes by April 1 of each year. WCNY filed a RBC report as of December 31, 2000 on March 31, 2001. This report disclosed that WCNY did not meet the minimum RBC requirements and triggered a mandatory control level ("MCL") event, as defined in the National Association of Insurance Commissioners ("NAIC") model law for RBC. An MCL event occurred since the WCNY's total adjusted capital was below the mandatory control level. The SNYID may take regulatory action against WCNY as a result of filing this RBC report, including but not limited to placing the Company under regulatory control. As of March 15, 2001, the SNYID has not taken any action.

     WCNY underwent an examination for the period from June 1, 1999 through September 30, 2000 conducted by the SNYID. The SNYID issued its report of examination findings on April 13, 2001, which stated that WCNY was insolvent in the amount of $1,465,680 its statutory minimum net worth requirement was impaired in the amount of $5,577,278 as of September 30, 2000. The Subsequent Events section of the report disclosed that $4,897,124 in cash was infused into the WCNY from October 1, 2000 through May 2, 2001 in the form of Section 1307 loans from Comprehensive Health Management, Inc. and Comprehensive Health Management of Florida, LLC, affiliated companies of the majority shareholder of WCMG. Management believes the cash infusion remedied the insolvency and capital impairment determined by the examination and reduced that statutory net worth impairment to $680,154 as of September 30, 2000. Additionally, during the exam certain recommendations were made by the SNYID to improve the Company's business processes. Management has reviewed and implemented the applicable recommendations.

     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the Codification). The SNYID has adopted the Codification, with some modifications, through the adoption of Regulation 172. The purpose of the Codification is to enhance the consistency of the accounting treatment of assets, liabilities, reserves, income, and expenses of insurers, by setting forth the accounting practices and procedures to be followed in completing annual and quarterly financial statements required by law. The applicable modifications that will effect the preparation of the statutory financial statements for WCNY are as follows: 1) no limitation with respect to the amount of EDP Equipment to be admitted, with useful lives being recorded up to 10 years, 2) estimated Pharmaceutical Rebates may be included as admitted assets, 3) unsecured Receivables from Health Care Providers are non-admitted, 4) deferred income taxes are non-admitted, and 5) WCNY's value for its investment in FirstChoice is limited to an amount up to 50% of its own statutory net worth. The state of New York required adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification has the effect of decreasing WCNY's statutory surplus at January 1, 2001 by approximately $1,501,000, which relates to accounting principles regarding prepaid expenses, furniture and equipment, surplus note interest, and the cumulative effect of Codification on its investment in FirstChoice.

     Furthermore, SB443, entitled, "An Act Concerning Statutory Accounting Procedures", was signed by the Governor of Connecticut on May 1, 2000, which required adoption of the Codification by the State of Connecticut for the preparation of statutory financial statements, effective January 1, 2001. The adoption of Codification has the effect of decreasing FirstChoice's statutory surplus at January 1, 2001 by approximately $689,000, which relates to accounting principles regarding affiliate receivables and provider overpayments.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

16.     Acquisition

     Effective October 1, 2000, FirstChoice closed on its transaction with HealthChoice of Connecticut, Inc., ("HealthChoice") to acquire the assets of HealthChoice's Medicaid line of business, known as PreferredOne for a purchase price of $1.00 (one dollar). With this acquisition, the Company increased its membership by approximately 24,000 members. The following table illustrates the proforma result if the Company had acquired this line of business as of January 1, 2000 (in thousands, except per share data):


                                                           Unaudited
                                                           Pro Forma
                                                            2000 (1)
                                                           ---------
Total revenue                                              $ 113,842
Net loss available to common shareholders                     (4,886)
Net loss available to common shareholders per share            (0.13)

(1) The acquired line of business' general and administrative expenses was adjusted using 11.5% of revenue under the management agreement with CHM, which resulted in savings of approximately $40.

17.     Segment Reporting

     The Company is engaged principally in one line of business, the provision of health care coverage for enrolled members, which represents more than 97% of the consolidated revenues for the years ended December 30, 2001, 2000 and 1999. The Company operates in two geographic areas, the states of New York and Connecticut. The Company manages its business geographically, as the laws governing the HMO industry, which affect its strategy, are state specific. Included in the other segment in 1999 were results of WellCare Administration, Inc. and WellCare Development, Inc. (see Note 1). These two entities were rendered inactive as of June 1999 and were dissolved in October 2000. Significant transactions occurred in 1999, which materially changed the Company's structure and operations (see discussion in Note 1).

     The following schedule presents information about the Company's segments as of and for the years ended December 31 (in thousands):

                                          2001         2000         1999
                                       ----------   ----------   ----------
Total Revenues:
  New York                             $  55,664    $  57,415    $  80,377
  Connecticut                             41,549       20,304       29,003
  Other                                      115          885        3,129
                                       ----------   ----------   ----------
Total                                  $  97,328    $  78,604    $ 112,509
                                       ==========   ==========   ==========

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

17.     Segment Reporting - Continued

                                          2001         2000         1999
                                       ----------   ----------   ----------
Total Expenses:
  New York                             $  54,399    $  59,567    $  91,932
  Connecticut                             44,608       23,622       30,579
  Other                                      226          294        6,658
                                       ----------   ----------   ----------
Total                                  $  99,233    $  83,483    $ 129,169
                                       ==========   ==========   ==========

Depreciation and Amortization:
  New York                             $     373    $     398    $     968
  Connecticut                                 18           17           27
  Other                                        -            5          152
                                       ----------   ----------   ----------
Total                                  $     391    $     420    $   1,147
                                       ==========   ==========   ==========

Interest Expense:
  New York                             $     582    $     174    $       -
  Connecticut                                  -            -            -
  Other                                       50            -        3,565
                                       ----------   ----------   ----------
Total                                  $     632    $     174    $   3,565
                                       ==========   ==========   ==========

Net (Loss) Income:
  New York                             $   1,265    $  (2,152)   $   7,041
  Connecticut                             (3,059)      (3,319)      (1,576)
  Other                                     (111)         592       (3,857)
                                       ----------   ----------   ----------
Total                                  $  (1,905)   $  (4,879)   $   1,608
                                       ==========   ==========   ==========

Capital Expenditures:
  New York                             $       4    $     264    $      56
  Connecticut                                 26           40            -
  Other                                        -            -            -
                                       ----------   ----------   ----------
Total                                  $      30    $     304    $      56
                                       ==========   ==========   ==========

Total Assets:
  New York                             $  14,168    $  10,045
  Connecticut                              8,238        9,705
  Other                                      191          370
                                       ----------   ----------
Total                                  $  22,597    $  20,120
                                       ==========   ==========

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

18.     Quarterly Results of Operations (Unaudited)

     Selected unaudited data reflecting the Company's consolidated results of operations for each of the last eight quarters are shown in the following table (in thousands, except per share amounts):

                                                      Year Ended December 31, 2001
                                           --------------------------------------------------
                                               1st          2nd          3rd          4th
                                           -----------  -----------  -----------  -----------
Total revenue                              $   24,047   $   24,176   $   24,037   $   25,067
Total expenses                                 23,746       23,371       24,002       28,113
Net income (loss)                                 301          805           35       (3,046)

Net income (loss) per share:
  basic and diluted                        $     0.01   $     0.02   $     0.00   $    (0.08)
Weighted average shares of common
 Stock outstanding:
  basic and diluted                            38,795       38,796       38,797       38,797

                                                      Year Ended December 31, 2000
                                           --------------------------------------------------
                                               1st          2nd          3rd          4th
                                           -----------  -----------  -----------  -----------
Total revenue                              $   19,174   $   19,501   $   16,732   $   23,197
Total expenses                                 18,699       18,938       20,197       25,649
Net income (loss)                                 475          563       (3,465)      (2,452)

Net income (loss) per share:
  basic and diluted                        $     0.01   $     0.01   $    (0.09)  $    (0.06)
Weighted average shares of common
 Stock outstanding:
  basic and diluted                            39,011       39,011       39,011       38,795

(1) During the fourth quarter of 2001, several events significantly impacted the Company's results of operations. The Company recorded a $617,000 estimate relating to the State of New York Department of Health audit of WCNY's Child Health Plus line of business. The estimate relates to the audit period of February 2001 through July 2001, which the Company received preliminary notification of the findings in December 2001. The audit findings were not estimable in previous quarters. In January 2002, the Company was notified of a duplicate billing error, relating to WCNY's Child Health Plus line of business, of $443,000 from January 2000 through October 2001. The Company recorded this liability as of December 31, 2001. FirstChoice recorded an increase in its medical costs payable of approximately $1.0 million due to a change in estimate. The changes in the Company's claims payment pattern adversely impacted the actuarially determined medical costs payable.

            THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                                 Schedule I
                Condensed Financial Information of Registrant
                          Condensed Balance Sheets
                              ($ In Thousands)

                                                                  December 31,
                                                             ----------------------
                                                                2001        2000
                                                             ----------  ----------
ASSETS
Current Assets:
  Cash and cash equivalents                                  $       -   $     155
  Other current assets                                             214         215
                                                             ----------  ----------
          Total current assets                                     214         370
  Other assets, net                                                  -           -
                                                             ----------  ----------
          Total assets                                       $     214   $     370
                                                             ==========  ==========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable, accrued expenses                         $     133   $     166
  Notes payable to affiliate                                       920           -
  Other                                                          8,606       7,766
                                                             ----------  ----------
          Total liabilities                                      9,659       7,932

 Shareholders' Deficiency:
  Preferred stock                                                    3           3
  Common stock                                                     388         388
  Additional paid-in capital                                    54,709      54,709
  Accumulated deficit                                          (64,365)    (62,460)
                                                             ----------  ----------
                                                                (9,265)     (7,360)
   Treasury stock at cost -
    11,395 shares in 2001 and 12,850 shares in 2000               (180)       (202)
                                                             ----------  ----------
          Total shareholders' deficiency                        (9,445)     (7,562)
                                                             ----------  ----------
          Total liabilities and shareholders'
           deficiency                                        $     214   $     370
                                                             ==========  ==========

             THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                                 Schedule I
                Condensed Financial Information of Registrant
                     Condensed Statements of Operations
                              ($ In Thousands)

                                                               Year Ended December 31,
                                                         ----------------------------------
                                                            2001        2000        1999
                                                         ----------  ----------  ----------
Revenue:
  Fee income                                             $       -   $       -   $   6,748
  Interest income                                                -       1,282       1,521
  Other income - net                                           115         899         186
                                                         ----------  ----------  ----------
Total revenue                                                  115       2,181       8,455
Expenses:
  General and administrative expenses                          226         294       5,750
  Interest expense and other expenses                            -           -       3,548
                                                         ----------  ----------  ----------
Total expenses                                                 226         294       9,298
                                                         ----------  ----------  ----------
(Loss) income from operations                                 (111)      1,887        (843)
Provision for income tax                                         -           -           -
                                                         ----------  ----------  ----------
(Loss) income before equity in
  (loss) income of subsidiaries                               (111)      1,887        (843)
Equity in (loss) income of subsidiaries - net of tax        (1,794)     (6,766)      2,451
                                                         ----------  ----------  ----------
Net (loss) income                                           (1,905)     (4,879)      1,608
Preferred stock deemed dividend                                  -           -      (3,043)
                                                         ----------  ----------  ----------
Net loss available to common shareholders                $  (1,905)  $  (4,879)  $  (1,435)
                                                         ==========  ==========  ==========

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                                 Schedule I
                 Condensed Financial Information of Registrant
                      Condensed Statements of Cash Flows
                              ($ In Thousands)

<CATPTION>
                                                               Year Ended December 31,
                                                         ----------------------------------
                                                            2001        2000        1999
                                                         ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                        $    (111)  $   1,887   $    (843)
Adjustments to reconcile net (loss) income to net
 cash (used in) provided by operating activities:
  Depreciation and amortization                                  -           5         128
  Interest on debt inducement                                    -           -       3,043
  Other - net                                                 (986)    (19,240)     (2,289)
                                                         ----------  ----------  ----------
      Net cash (used in) provided by
       operating activities                                 (1,097)    (17,348)         39

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in notes receivable                        -      17,283      (5,006)
                                                         ----------  ----------  ----------
      Net cash provided by (used in)
       investing activities                                      -      17,283      (5,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable                                    920           -           -
  Issuance of common stock                                       -         126           -
  Issuance of treasury stock                                    22           -           -
  Issuance of series A preferred stock                           -           -       5,003
                                                         ----------  ----------  ----------
      Net cash provided by financing activities                942         126       5,003
                                                         ----------  ----------  ----------
      Net increase in cash and cash equivalents                155          61          36
Cash and cash equivalents, beginning of period                 155          94          58
                                                         ----------  ----------  ----------
Cash and cash equivalents, end of period                 $       -   $     155   $      94
                                                         ==========  ==========  ==========

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                                 Schedule II
                       Valuation and Qualifying Accounts
              For the years ended December 31, 2001, 2000, and 1999
                                ($ In Thousands)

                                   Balance at                              Balance at
                                   Beginning                   Less:         End of
                                   of Period    Additions    Deductions      Period
                                   ----------   ---------    ----------    ----------
Year ended December 31, 1999
Allowance for doubtful accounts:
  Trade receivable                 $   4,184    $  1,522     $   3,896     $   1,810
  Other receivable                     1,957           -         1,457           500
  Notes receivable                     8,882         568         6,453         2,997
                                   ----------   ---------    ----------    ----------
Total                              $  15,023    $  2,090     $  11,806     $   5,307
                                   ==========   =========    ==========    ==========

Year ended December 31, 2000
Allowance for doubtful accounts:
  Trade receivable                 $   1,810    $  1,109     $   2,719     $     200
  Other receivable                       500          63           563             -
  Notes receivable                     2,997           -         2,997             -
                                   ----------   ---------    ----------    ----------
Total                              $   5,307    $  1,172     $   6,276     $     200
                                   ==========   =========    ==========    ==========

Year ended December 31, 2001
Allowance for doubtful accounts:
  Trade receivable                 $     200    $      -     $     200     $       -

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

     BDO's report on the Company's consolidated financial statements for the year ended December 31, 1999 did state substantial concern for the Company's ability to continue as a going concern. The auditor's statement was based upon the Company's recurring, losses from operations, working capital deficit, deficiency in assets and failure to maintain 100% of the contingent reserve requirements of the New York State Department of Insurance. Other than this noted concern, BDO's report on the Company's consolidated financial statements for fiscal year 1999 did not contain an adverse opinion or disclaimer of opinion, and was neither qualified nor modified as to uncertainty, audit scope, or accounting principles.

     There were no disagreements with BDO concerning the Company's fiscal year 1999 and any subsequent period preceding their dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, where the noted disagreement(s), if not resolved to the satisfaction of BDO, would have caused them to make reference to the subject matter of disagreement(s) in connection with their opinion.

     The Company's decision to dismiss BDO as its independent auditors was recommended and approved by its Board of Directors.

     On February 2, 2001, Deloitte & Touche LLP ("Deloitte") was appointed as the Company's independent auditors. The engagement of Deloitte as the Company's independent auditors was approved by its Board of Directors.

     During 1999 and 2000 and any subsequent interim periods prior to the engagement of Deloitte as the Company's independent auditors, the Company did not consult with Deloitte regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the consolidated financial statements of the Company, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304 (a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304 (a)(1)(v) of Regulations S-K).

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

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of the Directors, executive officers and key employees and positions held with the Company.

                                                                      Director
Name                      Age  Position                                 Since
------------------------  ---  -------------------------------------  --------
Kiran C. Patel, M.D.       53  Chairman of the Board, President,         1999
                               Chief Executive Officer,
                               and Secretary (2)
Mark D. Dean, D.D.S        61  Director (1) (2)                          1984
Pradip C. Patel            50  Director (2)                              1999
Rupesh R. Shah             40  Director                                  1999
Sandip I. Patel            35  General Counsel
Carol K. McAllister        32  Chief Accounting Officer

(1) Member, Audit Committee
(2) Member, Compensation Committee

     KIRAN C. PATEL, M.D., was named as the Chairman of the Board, President and Chief Executive Officer of the Company, and became a director of the Company effective June 11, 1999. He was also named as the Chairman of the Board, Chief Executive Officer and a director of WCNY as of June 11, 1999. Dr. Patel has been a practicing physician (cardiologist) since 1982. Additionally, Dr. Patel is the majority shareholder of Well Care HMO, Inc., a state of Florida licensed health maintenance organization since 1988, which was unrelated to the Company until Dr. Patel's acquisition of 55% ownership interest in the Company. Dr. Patel is a graduate of SMT, N.H.L. Municipal Medical College, India, and did his Internal Medicine Residency and Cardiology Fellowship in the New York and New Jersey area.

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

Director Compensation

     During fiscal year 2001 and 2000, all directors who were not employees of the Company, received a fee of $100 for each meeting of the Board of Directors attended, plus reimbursement of their expenses, and an additional $100 for each meeting of the Audit Committee or Compensation Committee attended.

Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based upon a review of the forms, reports, and certificates filed with the Company, by the Company's directors, officers, and stockholders, all Section 16(a) filing requirements have been complied with by such persons during 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     Including the Chief Executive Officer, there were no executive officers whose annual compensation exceeded $100,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Class A Common and Common stocks as of March 8, 2002 for (i) each shareholder known by the Company to beneficially own in excess of 5% of the outstanding shares of any such of voting stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and
(iv) all officers and directors as a group.

                                                     Percentage of Total
                                                 -----------------------------
                            Class A                Class A              Total
                            Common     Common      Common     Common    Vote
                           ---------  ----------  ---------  --------  -------
Kiran C. Patel (1)                    19,780,111               51.0%    47.2%
The 1818 Fund II LP (3)               11,250,000               29.0%    26.8%
Adhia Investment
 Advisors Inc. (4)                       389,986                1.0%       *
Sandip I. Patel (1)                      261,195                  *        *
Pradip C. Patel (1)                      259,991                  *        *
Rupesh Shah (1)                          259,991                  *        *
Mark D. Dean (2)                          72,921                  *        *
Robert W. Morey, Jr. (5)    281,956      463,201     89.9%      1.2%     7.8%
All executive officers and
 Directors as a group                 20,373,014               52.4%    48.5%

*   Less than 1%.
(1) Address is 6800 North Dale Mabry Highway, Suite 268, Tampa, FL  33614.
(2) Address is 4939B Meadow Drive, Vail, CO 81657. Includes 19,446 and 4,862 shares owned by Dr. Dean's wife and son, respectively.
(3) Address is 63 Wall Street, New York, NY  10005.
(4) Address is 1408 N. Westshore Blvd., Suite 611, Tampa, FL  33607.
(5) Address is Box I 134 Lyford Dr., Tiburon, CA  94920.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pradip C. Patel and Rupesh R. Shah, Directors of the Company, are related to the majority shareholder and CEO, Kiran C. Patel.

MANAGEMENT AGREEMENT

     WCNY and FirstChoice have entered into management agreements with CHM, a Company that was established by the majority shareholder to provide management, administrative services, and claims processing services to health maintenance organizations. During September 1999, WCNY and FirstChoice each executed a five-year management agreement with CHM to perform claims processing services, utilization review, payroll services, and most all of the administrative functions of the Company, excluding certain marketing functions. CHM is responsible for all the administrative employees' payroll and business expenses. Additionally, CHM is responsible for maintaining the claims related data processing equipment and software.

     The management fee for each Company ranged from 9.5% of premium revenue earned when there are less than 40,000 members to 7.5% of premium revenue earned when there are more than 80,000 members. In June 2000, the agreements were amended to better reflect the actual cost of administrative services related to the provision of management services to the Company and other affiliated HMOs. As a result of the amended agreements, the management fee was revised to reflect ranges of 11.5% of premium revenue earned when there are less than 40,000 members and 9.5% of premium revenue earned when there are more than 80,000 members.

     Management fees for the years ended December 31, 2001, 2000 and 1999 were approximately $11,186,000, $7,799,000 and $3,046,000, respectively, which were included in general and administrative expenses. At December 31, 2001, CHM owed the Company approximately $59,000. At December 31, 2000, the Company owed CHM approximately $223,000. At December 31, 1999, CHM owed the Company approximately $799,000. As a result of the efficiencies gained through the CHM management agreement, the Company's general and administrative expenses as a percentage of total revenue decreased from 21.1% in 1999 to 17% in 2000 and 17.5% in 2001.

OTHER

     The Company has entered into various lease agreements for office space. As part of the management agreement, CHM makes payments to the lessors on behalf of the Company. The payments for leased space are an integral part of the management fee, and lease payments made by CHM to lessors amounted to approximately $368,000, $619,000 and $332,000 during 2001, 2000 and 1999, respectively.

     Under the management services agreement, the Company is responsible for the direct salary cost of their marketing personnel. The Company reimbursed CHM approximately $2,609,000, $1,620,000 and $660,000 related to these direct salary costs during 2001, 2000 and 1999, respectively.

     Well Care HMO, Inc., an affiliate of the majority shareholder, paid for director and officers and errors and omissions insurance policies and allocated the expense proportionately to various related entities. At December 31, 2000, WCNY owed Well Care HMO, Inc. approximately $123,000 for its proportionate share of the policy premiums. There were no such transactions during 2001.

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

3.1b Certificate of Amendment to Restated Certificate of Incorporation (As Amended June 10, 1997) (12)
3.1c Certificate of Amendment of the Certificate of Incorporation of The WellCare Management Group, Inc. filed June 20, 1999 (16)
3.1d Certificate of Amendment of the Certificate of Incorporation of The WellCare Management Group, Inc. filed October 11, 1999 (17)
3.2c   Registrant's Amended By-Laws (As Amended June 10, 1997) (11)
10.2d Voluntary Separation and Release dated October 16, 1996, between Registrant and Edward A. Ullmann* (8)
10.2e Letter agreement, from Robert L. Platz dated June 7, 1999, whereby Registrant cancels Promissory Note issued by Edward A. Ullman (16)
10.14 Form of Medicaid Contract between WellCare of New York, Inc. ("WCNY") and various counties of the New York State Department of Social Services
       (1)
10.16a Reinsurance Agreement, effective November 1, 1993, between Registrant and Preferred Life Insurance Company of New York (3)
10.16b Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY for Commercial and Point of Service Enrollees, effective November 1, 1996 (15)
10.16c Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY - Medicaid (15)
10.16d Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WellCare of Connecticut, Inc. ("FirstChoice"), effective November 1, 1996 (15)
10.16e Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY - Medicare, effective November 1, 1996
10.16f Amendment to Reinsurance Agreement Renewal between Preferred Life
       Insurance Company of New York and WCNY for Commercial and Point of Service enrollees, effective November 1, 1996 and Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY - Medicare, effective November 1, 1996 (15)
10.16g Amendment of Reinsurance Agreement Renewal between Preferred Life
       Insurance Company of New York and WCNY - Medicaid (15)
10.16h Amendment to Reinsurance Agreement Renewal between Preferred Life
       Insurance Company of New York and FirstChoice, effective November 1, 1996 (15)
10.16i Letter dated October 29, 1998 terminating coverage under Reinsurance
       Agreement Renewal between Preferred Life Insurance Company of New York and WCNY for Commercial and Point of Service Enrollees effective November 1, 1996, Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY - Medicare effective November 1, 1996 and Reinsurance Agreement Renewal between Preferred Life Insurance Company of New York and WCNY - Medicaid (15)
10.16j Letter dated October 29, 1998 terminating coverage under Reinsurance
       Agreement Renewal between Preferred Life Insurance Company of New York and FirstChoice, effective November 1, 1996 (15)
10.16k Reinsurance Agreement between Reliastar Managing Underwriters, Inc. and
       WellCare of New York, Inc.
10.16l Reinsurance Agreement between Reliastar Managing Underwriters, Inc. and
       WellCare of Connecticut, Inc.
10.22 Lease dated February 1, 1993, between WCNY, as Tenant, and Huntington Associates, as Landlord, relating to lease of office space in Albany, New York (1)

10.26a Full Risk Capitation Agreement between Hudson Valley Family Health, P.C.
       and WCNY dated October 1, 1995 (6)
10.27a Full Risk Capitation Agreement between Valley Medical Services, P.C. and
       WCNY dated October 1, 1995 (6)
10.27b Letter of Understanding between WCNY and the contracted Alliances
       (Valley Medical Services, P.C. and Hudson Valley Family Medical Health, P.C.) dated September 23, 1996 (9)
10.27c Letter of Intent between Registrant, WCNY, Primergy, Inc., Valley
       Medical Services, P.C., and Hudson Valley Family Health, P.C. dated January 7, 1997 (9)
10.33b Employment and Consulting Agreement dated March 3, 1997, between
       Registrant and Marystephanie Corsones* (9)
10.37 Lease Agreement dated October 14, 1994, between Richard Bulger and WellCare Development, Inc. ("WCD") (3)
10.38 Management Agreement dated July 1, 1994, between Registrant and its Wholly-Owned Subsidiary, FirstChoice (3)
10.40 Note Purchase Agreement by and between Registrant and The 1818 Fund II, L.P. (5)
10.40a Letter Agreement dated February 28, 1997, between Registrant and The
       1818 Fund II, L.P. (9)
10.40b Letter Agreement dated January 14, 1998 between Registrant and The 1818
       Fund II, L.P. (12)
10.40c Amended and Restated 8% Subordinated Convertible Note, between
       Registrant and The 1818 Fund II, L.P. (14)
10.41 6% Subordinated Convertible Note due December 31, 2002, between Registrant and The 1818 Fund II, L.P. (5)
10.41a Exchange Agreement between the Registrant and The 1818 Fund II, L.P.
       (16)
10.42 Registration Rights Agreement between Registrant and The 1818 Fund II, L.P. (5)
10.43 Asset Purchase Agreement between WellCare Medical Management, Inc. ("WCMM") and Primergy, Inc. dated June 30, 1995 (6)
10.44  Bill of Sale between WCMM and Primergy, Inc. dated June 30, 1995 (6)
10.45 Promissory Note in the amount of $5,130,000 between WCMM Inc. and Primergy, Inc. dated June 30, 1995 (6)
10.45a Forbearance Agreement on the terms and conditions of a Promissory Note in the amount of $5,130,000 between Registrant and Primergy, Inc. dated February 26, 1997 (9)
10.46  Note Agreement between WCMM and Primergy, Inc. dated June 30, 1995 (6)
10.49 Quota Share Reinsurance Agreement between Registrant and Allianz Life Insurance Company of North America dated September 1, 1995 (6)
10.49a Amendment to Quota Share Reinsurance Agreement between Registrant and
       Allianz Life Insurance Company of North America dated March 20, 1998
       (13)
10.50 Employment Contract dated May 19, 1996, and Stock Option Agreements between Registrant and Douglas A. Hayward* (7)
10.50a Voluntary Separation Agreement and Release between Douglas A. Hayward and the Registrant* (12)
10.51 Employment Contract dated June 1, 1996, and Stock Option Agreements between Registrant and John E. Ott, M.D.* (7)
10.51a Amendment to Employment Agreement dated June 1, 1998, between Registrant and John E. Ott, M.D.* (14)
10.51b Voluntary Separation Agreement and Release effective June 11, 1999, between Registrant and John E. Ott, M.D.* (16)

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

(b)   Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2001      /s/ Kiran C. Patel, M.D.
                            ----------------------------------------
                            Kiran C. Patel, M.D.
                            President and Chief Executive Officer
                            (Principal Executive Officer)


     Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 29, 2001      /s/ Kiran C. Patel, M.D.
                            ----------------------------------------
                            Kiran C. Patel, M.D.
                            President and Chief Executive Officer
                            (Principal Executive Officer)

Dated:  March 29, 2001      /s/ Carol K. McAllister
                            ----------------------------------------
                            Carol K. McAllister
                            Chief Accounting Officer
                            (Principal Accounting Officer)

Dated:  March 29, 2001      /s/ Pradip C. Patel
                            ----------------------------------------
                            Pradip C. Patel
                            Director

Dated:  March 29, 2001      /s/ Rupesh R. Shah
                            ----------------------------------------
                            Rupesh R. Shah
                            Director

Dated:  March 29, 2001      /s/ Mark D. Dean
                            ----------------------------------------
                            Mark D. Dean
                            Director