Form 10-K/A
period 2001-12-31
WELLCARE MANAGEMENT GROUP INC
filed 2002-04-17
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       FORM 10-K/A


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

NOTE: This 10-K/A amends The WellCare Management Group, Inc.'s 10-K filing for the year ended December 31, 2001, filed on April 1, 2002, due to a typographical errors on the Independent Auditors' Report on page 26 of
       Item 8 and the signatures on page 69.

NOTE: Item 8 and signature page filed only. Pages correspond to original filing.

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


Deloitte & Touche LLP
Certified Public Accountants
Orlando, Florida
March 8, 2002

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

Dated:  March 29, 2002      /s/ Kiran C. Patel, M.D.
                            ----------------------------------------
                            Kiran C. Patel, M.D.
                            President and Chief Executive Officer
                            (Principal Executive Officer)


     Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 29, 2002      /s/ Kiran C. Patel, M.D.
                            ----------------------------------------
                            Kiran C. Patel, M.D.
                            President and Chief Executive Officer
                            (Principal Executive Officer)

Dated:  March 29, 2002      /s/ Carol K. McAllister
                            ----------------------------------------
                            Carol K. McAllister
                            Chief Accounting Officer
                            (Principal Accounting Officer)

Dated:  March 29, 2002      /s/ Pradip C. Patel
                            ----------------------------------------
                            Pradip C. Patel
                            Director

Dated:  March 29, 2002      /s/ Rupesh R. Shah
                            ----------------------------------------
                            Rupesh R. Shah
                            Director

Dated:  March 29, 2002      /s/ Mark D. Dean
                            ----------------------------------------
                            Mark D. Dean
                            Director