Form 10-Q
period 2002-03-31
WELLCARE MANAGEMENT GROUP INC
filed 2002-05-24
CIK 900630

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                          Commission File No. 000-21684

                       THE WELLCARE MANAGEMENT GROUP, INC.
             (Exact name of registrant as specified in its charter.)

           New York                                      14-1647239
   (State of Incorporation)                  (IRS Employer Identification No.)

                   280 Broadway, 3rd floor, Newburgh, NY 12550
                     (Address of principal executive office)

                                 (845) 338-4110
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      Class                          Outstanding at May 10, 2002
                      -----                          ---------------------------
   Common stock, par value $0.01 per share                            38,808,140
   Class A Common stock, par value $0.01 per share                       313,555

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
PART I  FINANCIAL INFORMATION                                             NUMBER
                                                                          ------

Item 1  Unaudited Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets at
               March 31, 2002 (Unaudited) and December 31, 2001              3

            Unaudited Condensed Consolidated Statements of
               Operations for the Three Months
               Ended March 31, 2002 and 2001                                 4

            Unaudited Condensed Consolidated Statements of
               Cash Flows for the Three Months Ended
               March 31, 2002 and 2001                                       5

            Notes to Unaudited Condensed Consolidated Financial
               Statements                                                    6

Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     12

Item 3  Quantitative and Qualitative Disclosures about Market Risk          14

Part II OTHER INFORMATION

Item 1  Legal Proceedings                                                   15

Item 4  Submission of Matters to a Vote of Security Holders                 15

Item 5  Other Information                                                   15

Item 6  Exhibits and Reports on Form 8-K                                    15

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In $ Thousands)
                                   (Unaudited)

                                                                          March 31,    December 31,
                                                                             2002          2001
                                                                          ---------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                $ 11,107      $  8,212
  Accounts receivable                                                         5,912         8,122
  Advances to participating providers                                           602         1,518
  Due from affiliate, net                                                        --            59
  Other receivables                                                             747         1,092
  Prepaid expenses and other current assets                                     901           738
                                                                           --------      --------
          Total current assets                                               19,269        19,741
  Property and equipment (net of accumulated depreciation and amortization of $1,475 at March 31, 2002 and $1,384 at
    December 31, 2001)                                                          188           279
Other Assets:
  Restricted cash                                                             2,583         2,577
                                                                           --------      --------
          Total assets                                                     $ 22,040      $ 22,597
                                                                           ========      ========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
  Medical costs payable (Note 4)                                           $ 14,951      $ 17,537
  Accrued provider settlement - current portion                                  --         1,035
  Due to affiliate, net                                                         234            --
  Accounts payable and accrued expenses                                       3,590         3,759
  Notes payable to affiliate                                                 12,019         8,304
  Unearned revenue                                                              139         1,407
                                                                           --------      --------
          Total current liabilities                                          30,933        32,042

Commitments and Contingencies (Note 6)

 Shareholders' Deficiency:
  Class A common stock - $0.01 par value; 1,109,292 shares authorized;
    313,555 shares issued and outstanding at March 31, 2002 and
    December 31, 2001                                                             3             3
  Common stock - $0.01 par value; 75,000,000 shares authorized;
     38,807,940 shares issued at March 31, 2002 and December 31, 2001           388           388
  Additional paid-in capital                                                 54,709        54,709
  Accumulated deficit                                                       (63,813)      (64,365)
                                                                           --------      --------
                                                                             (8,713)       (9,265)
  Treasury stock at cost - 11,395 shares at March 31, 2002 and
    December 31, 2001                                                          (180)         (180)
                                                                           --------      --------
          Total shareholders' deficiency                                     (8,893)       (9,445)
                                                                           --------      --------
          Total liabilities and shareholders' deficiency                   $ 22,040      $ 22,957
                                                                           ========      ========

            See Notes to Condensed Consolidated Financial Statements

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In $ Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           2002            2001
                                                         -------         -------

Revenue:
  Premiums earned                                        $25,802         $23,736
  Interest and other income - net                             41             311
                                                         -------         -------
Total revenue                                             25,843          24,047
Expenses:
  Medical expenses                                        20,904          19,620
  General and administrative expenses                      4,023           3,906
  Depreciation and amortization                               91             105
  Interest expense                                           207             115
                                                         -------         -------
Total expenses                                            25,225          23,746
                                                         -------         -------
Income before income taxes                                   618             301
Provision for income taxes                                    66              --
                                                         -------         -------
Net income                                               $   552         $   301
                                                         =======         =======

Earnings per share:
  Net income before income taxes -
     basic and diluted                                   $  0.01         $  0.01

Weighted average shares outstanding -
  basic and diluted                                       38,797          38,795

            See Notes to Condensed Consolidated Financial Statements

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In $ Thousands)
                                   (Unaudited)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                     2002          2001
                                                                   --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $    552      $   301
Adjustments to reconcile net income to net cash used in
operating activities:
  Depreciation and amortization                                          91          105
  Changes in assets and liabilities:
    Decrease in accounts receivable                                   2,210        1,915
    Decrease (increase) in advances to participating providers          916       (1,407)
    Decrease (increase) in other receivables                            346          (75)
    (Increase) decrease in prepaid expenses and
     other current assets and other assets                             (163)          58
    Increase in restricted cash                                          (6)        (124)
    Decrease in medical cost payable                                 (2,586)      (2,006)
    Decrease in accounts payable and accrued expenses                  (171)        (304)
    Decrease in provider settlement                                  (1,035)      (1,052)
    Decrease in unearned revenue                                     (1,267)          (2)
    Other, net                                                          293           82
                                                                   --------      -------
      Net cash used in operating activities                            (820)      (2,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                --           (9)
                                                                   --------      -------
      Net cash used in investing activities                              --           (9)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to affiliates                         3,715        1,250
                                                                   --------      -------
      Net cash provided by  financing activities                      3,715        1,250
                                                                   --------      -------
      Net decrease in cash and cash equivalents                       2,895       (1,268)
Cash and cash equivalents, beginning of period                        8,212        6,025
                                                                   --------      -------
Cash and cash equivalents, end of period                           $ 11,107      $ 4,757
                                                                   ========      =======

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

2. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

      In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and its cash flows for the respective three months ended March 31, 2002 and 2001. Interim results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

3. Summary of Significant Accounting Policies

      New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Goodwill and certain intangible assets with indefinite useful lives will remain on the balance sheet and not be amortized. The Company implemented SFAS 141 on July 1, 2001 and has determined that there is no impact on its consolidated financial position or results of operations.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS 142 will have an impact on its consolidated financial position and results of operations.

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

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

4. Claims Payable

      The following table summarizes the activities of medical costs payable (in thousands):

                                                        March 31,   December 31,
                                                          2002          2001
                                                        ---------   ------------
      Balance, beginning of period                      $ 17,537      $ 16,187
      Claims incurred:
        Current period                                    22,586        81,170
        Prior period                                      (1,682)          276
      Reinsurance pool assessment                             --           141
                                                        --------      --------
      Total incurred                                      20,904        81,587
      Claims paid and settled related to:
        Current period                                   (11,661)      (64,502)
        Prior period                                     (11,607)      (15,624)
      Reinsurance pool payment                              (222)         (111)
                                                        --------      --------
      Total paid                                         (23,490)      (80,237)
                                                        --------      --------
      Balance, end of period                            $ 14,951      $ 17,537
                                                        ========      ========

      The liability for accrued medical costs payable includes management's estimate of amounts required to settle known claims, claims in the process of adjudication, and estimated claims incurred but not reported. Costs in excess of those anticipated could have a material adverse effect on the Company's results of operations.

      For the three months ended March 31, 2002, the Company experienced favorable claims expense related to its estimated reserves for claims payable at December 31, 2001. The March 31, 2002 financial statements reflect a $1,682,000 decrease in medical expenses for 2002 relating to a change in estimate on the prior years' claims liabilities paid out during the quarter at lower amounts then previously estimated. The majority of the reduction in claims liability was related to estimates made on outstanding claims liability for the Connecticut Medicaid line of business. For the year ended December 31, 2001, the Company experienced unfavorable claims expense related to its estimated reserves for claims payable at December 31, 2000. The December 31, 2001 financial statements reflect a $276,000 increase in medical expenses for 2001 relating to a change in estimate on the prior year's claims liabilities.

5. Statutory Surplus Requirements

Connecticut Requirements

      The State of Connecticut Insurance Department (the "Department") requires that stipulated amounts of surplus be maintained at all times. The Company must maintain a minimum net worth equal to the greater of: (A) $1,000,000; or (B) 2% of its annual premium revenues as reported on the most recent annual financial statement filed with the Department on the first $150,000,000 of premium revenues plus 1% of annual premium revenues in excess of $150,000,000. The Risk-Based Capital ("RBC") requirements for health care centers were adopted through a regulation promulgated by the Department effective January 31, 2000. The main purpose of the regulation is to provide a tool for insurance regulators to evaluate the capital of insurers. FirstChoice filed an RBC report as of December 31, 2001 on March 1, 2002. At December 31, 2001, FirstChoice's statutory deficit was approximately $792,000, which was not in compliance with the net worth requirement. In March 2002, approximately $3.3 million in surplus notes was infused to bring FirstChoice's net worth just below the Regulatory Action Level of $2.8 million as required under RBC. Upon the completion of a review by a third party consulting actuary engaged by the Department, the Company will have thirty days to infuse additional funds to bring its net worth up to the Company Action Level of $3.2 million under RBC. The Company Action Level is the minimum amount of surplus required under RBC. As of March 31, 2002, FirstChoice's statutory net worth was $2.9 million, which was below the Company Action Level requirement of $3.2 million.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

5. Statutory Surplus Requirements - Continued

New York Requirements

      WCNY is required to accumulate and maintain a contingent reserve fund, which shall be increased in an amount equal to at least 5% of the net premium income of the Company during the calendar year, until such reserve fund is at least equal to $50,000. The contingent fund at the end of any calendar year shall not exceed 5% of the net premium revenue of such calendar year. WCNY is also required to establish a deposit in the form of an escrow account for the protection of enrollees that may consist of cash or be otherwise financed through bond or other means acceptable to the State of New York Insurance Department ("SNYID"). This deposit shall be equal to the greater of (1) 5% of the estimated expenditures for health care services for the year, or (2) $100,000. At March 31, 2002 and December 31, 2001, WCNY had a required cash reserve of approximately $3.4 million and $2.2 million, respectively, and a required contingent equity reserve of approximately $2.8 million for both years.

      Notwithstanding the above, the SNYID has the authority to allow an HMO to maintain a net worth of 50% to 100% of the contingent reserve. On June 1, 1999, the majority shareholder submitted a program to the SNYID to restore WCNY's contingency reserve to 100% of its required level over a three-year period ending June 1, 2002. In the interim, the SNYID has allowed WCNY to maintain a contingency reserve of no less than 50% of its required level. At December 31, 2001, the Company's statutory net worth was approximately $742,000, which was not in compliance with the SNYID's adjusted minimum statutory net worth requirements. Approximately $3.3 million in surplus notes were infused into WCNY through its parent company, WCMG, on March 8, 2002. WCNY in turn infused the $3.3 million into its subsidiary, FirstChoice, to bring FirstChoice's net worth just below the Regulatory Action Level. Upon such infusion, WCNY was able to admit a value for its investment in FirstChoice in the amount of up to 50% of its own statutory net worth or approximately $371,000. This infusion brought WCNY's statutory net worth to approximately $1.1 million, which was not in compliance with the NYSID's adjusted minimum statutory net worth requirement. As of March 31, 2002, WCNY's statutory net worth was $2.1 million, which was in compliance with the adjusted minimum statutory net worth requirement.

      RBC requirements for health maintenance organizations have not been adopted by the New York legislature. However, the SNYID does require that a RBC report be filed with the SNYID for informational purposes by April 1 of each year. WCNY filed a RBC report as of December 31, 2001 on April 1, 2002. This report disclosed that WCNY did not meet the minimum RBC requirements and triggered a mandatory control level ("MCL") event, as defined in the National Association of Insurance Commissioners ("NAIC") model law for RBC. An MCL event occurred since the WCNY's total adjusted capital was below the mandatory control level. The SNYID may take regulatory action against WCNY as a result of filing this RBC report, including but not limited to placing the Company under regulatory control. As of May 10, 2002, the SNYID has not taken any action.

Codification

      Furthermore, SB443, entitled, "An Act Concerning Statutory Accounting Procedures", was signed by the Governor of Connecticut on May 1, 2000, which required adoption of Codification of Statutory Accounting Principles ("Codification") by the State of Connecticut for the preparation of statutory financial statements, effective January 1, 2001. The adoption of Codification has the effect of decreasing FirstChoice's statutory surplus at January 1, 2001 by approximately $689,000, which relates to accounting principles regarding affiliate receivables and provider overpayments.

              THE WELLCARE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

5. Statutory Surplus Requirements - Continued

      In March 1998, the National Association of Insurance Commissioners adopted Codification. The SNYID has adopted Codification, with some modifications, through the adoption of Regulation 172. The purpose of Codification is to enhance the consistency of the accounting treatment of assets, liabilities, reserves, income, and expenses of insurers, by setting forth the accounting practices and procedures to be followed in completing annual and quarterly financial statements required by law. The applicable modifications that will effect the preparation of the statutory financial statements for WCNY are as follows: 1) no limitation with respect to the amount of EDP Equipment to be admitted, with useful lives being recorded up to 10 years, 2) estimated Pharmaceutical Rebates may be included as admitted assets, 3) unsecured Receivables from Health Care Providers are non-admitted, 4) deferred income taxes are non-admitted, and 5) WCNY's value for its investment in FirstChoice is limited to an amount up to 50% of its own statutory net worth. The state of New York required adoption of Codification for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification has the effect of decreasing WCNY's statutory surplus at January 1, 2001 by approximately $1,501,000, which relates to accounting principles regarding prepaid expenses, furniture and equipment, surplus note interest, and the cumulative effect of Codification on its investment in FirstChoice.

6. Commitments and Contingencies

      WCNY has entered into various contractual arrangements with a majority of its primary care physicians and specialists through contracts with regional health care delivery networks. These agreements call for capitated Independent Practice Associations ("IPAs") comprised of specialists and primary care physicians. Under the agreements, the Company pays the IPAs for medical services provided by primary care physicians and specialists. The IPAs in turn reimburse those providers for the services that are provided by each physician. ProMedco Hudson Valley ("ProMedco"), an IPA group that WCNY had contracted with, filed bankruptcy in April 2001. Based on the executed contracts with the IPAs, WCNY is not liable for the IPAs' liabilities; however, in the event the IPAs default on their financial obligations, the provider network could be materially affected. This matter did not have a material effect on the Company's provider network.

      During 2000, the Company established an escrow account of $450,000 relating to negotiations with a former provider group regarding a number of outstanding and disputed claims, which is included in restricted cash in the financial statements. A loss provision of $104,000 was accrued in the financial statements as of December 31, 2001. The Company settled the dispute for approximately $104,000 and the amount was paid out of the escrow account and the remainder of the funds was returned to the Company in April 2002.

      The Company is not a party to any material pending legal proceedings. The Company at times does have routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's consolidated results of operations or consolidated financial condition.

7. Income Taxes

      The provision for income tax benefit (expense) for the three months ended March 31, 2002 and 2001, respectively, was calculated through the use of the estimated annual income tax rates based on projected annualized income (loss). The Company estimated an effective tax rate of 10.7% and 0% during the three months ended March 31, 2002 and 2001, respectively. The provision for the period ended March 31, 2002 relates to a state income tax adjustment for a prior taxable year. The Company has established a full valuation allowance on its net deferred tax asset based losses reported in previous periods.

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

      Management fees for the three months ended March 31, 2002 and 2001 were approximately $2,977,000 and $2,809,000, respectively, which were included in general and administrative expenses. At March 31, 2002, the Company owed CHM approximately $234,000. At December 31, 2001, CHM owed the Company approximately $59,000.

Other

      In March 2002, the Company issued $3,315,000 in note payable to Bay Multi Specialty, an affiliate of the majority shareholder of the Company. The note payable bear interest of 8% per annum and is payable on demand.

      In March, April, and May 2002, the Company issued $400,000, $410,000, and $650,000 in notes payable to CHM. The notes payable bears interest of 8% per annum and is payable on demand.

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

                                              Three Months Ended March 31,
                                              ----------------------------
                                                 2002              2001
                                               --------          --------
      Total Revenues:
        New York                               $ 14,999          $ 12,977
        Connecticut                              10,844            10,993
        Corporate                                    --                77
                                               --------          --------
      Total                                      25,843            24,047
                                               ========          ========

      Net (Loss) Income:
        New York                               $    342          $    (30)
        Connecticut                                 320               347
        Corporate                                   (44)              (16)
                                               --------          --------
      Total                                         618               301
                                               ========          ========

                                               March 31,       December 31,
                                                 2002              2001
                                               ---------       ------------
      Total Assets:
        New York                               $ 12,099          $ 14,168
        Connecticut                               9,727             8,238
        Corporate                                   214               191
                                               --------          --------
      Total                                      22,040            22,597
                                               --------          --------

                                               ========          ========

10. Subsequent Event:

      On May 17, 2002, the Company entered into a definitive agreement with a private equity group pursuant to which the Company will be acquired for approximately $11.75 million, less certain transaction expenses and certain regulatory capital requirements estimated to be approximately $2.46 million. The completion of the acquisition of the Company by the private equity group pursuant to the agreement is subject to regulatory and shareholder approvals and other customary conditions. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 17, 2002 announcing the agreement and attaching a press release issued by the Company.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has a working capital deficit, a shareholders' deficiency, failed to achieve the minimum risk based capital requirements of the State of Connecticut Insurance Department. These factors raise substantial doubt about its ability to continue as a going concern. Certain statements in this Form 10-Q are forward looking statements within the meaning of the securities laws and are not based on historical facts but are management's projections or best estimates. Actual results may differ from these projections due to risks and uncertainties. These risks and uncertainties include a variety of factors, including but not limited to the following: the Company's ability to continue as a going concern; the inability to meet HMO statutory net worth requirement for WCNY or FirstChoice; that increased regulation will increase health care expenses; that increased competition in the Company's markets or change in product mix will unexpectedly reduce premium revenue; that the Company will not be successful in increasing membership growth; that there may be adverse changes in Medicare and Medicaid premium rates set by federal and state governmental agencies; that health care cost in any given period may be greater than expected due to unexpected incidence of major cases, natural disasters, epidemics, change in physician practices, and new technologies; that the Company will be unable to successfully expand its operations into New York City, Westchester County and the State of Connecticut; and that major health care providers will be unable to maintain their operations and reduce or eliminate their accumulated deficits.

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

                                                      Three Months Ended
                                                          March 31,
                                                     --------------------
                                                       2002         2001
                                                     -------      -------
      Revenue:
        Premiums earned                              $25,802      $23,736
        Total revenue                                 25,843       24,047

      Expenses:
        Medical expenses                              20,904       19,620
        General and Administrative expenses            4,023        3,906

        Medical expense ratio (1)                       81.0%        82.7%
        Administrative expense ratio (2)                15.6%        16.2%

(1)   Total medical expenses as a percentage of premiums earned.

(2)   General and administrative expenses as a percentage of total revenue.

Results of Operations

      Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Premiums Earned. Premiums earned increased $2.1 million to $25.8 million for the three months ended March 31, 2002 from $23.7 million for the comparable period in 2001, an increase of 8.9%. The increase in premiums earned was primarily a result of increases in membership of WCNY's Medicaid and Child Health Plus lines of business and FirstChoice's Medicaid line of business, net of decreases in WCNY's Medicare line of business and FirstChoice's commercial business. WCNY's Medicaid line of business contributed an increase of $2.0 million, WCNY's Child Health Plus line of business contributed an increase of $1.8 million, and FirstChoice's Medicaid line of business contributed an increase of $636,000. In addition, WCNY's newest line of business, Family Health Plus contributed $377,000. As a result of not marketing WCNY's Medicare line of business, premiums earned decreased $2.2 million. FirstChoice's commercial premiums earned decreased approximately $635,000, as the Company is also not marketing this product line.

      Medical Expenses. Medical expenses increased approximately $1.3 million or 6.6% from $19.6 million to $20.9 million for the three months ended March 31, 2001 and 2002, respectively. The increase in medical expenses was due principally to the increases in the Company business discussed above. Medical expenses as a percentage of premiums earned (medical expense ratio), decreased from 82.7% to 81.0% for the three months ended March 31, 2001 and 2002, respectively. The decrease in the medical expense ratio was primarily a result of the change in the mix of the Company's business discussed above.

      General and Administrative (G&A) Expenses. G&A expenses remained stable from $3.9 million to $4.0 million for the three months ended March 31, 2001 and 2002, respectively. G&A expenses as a percentage of total revenues (G&A expense ratio) decreased slightly from 16.2% to 15.6% for the three months ended March 31, 2001 and 2002, respectively. Management believes that the stability of the G&A expense ratio was a direct result of the management agreement with CHM and the Company expects to continue to benefit from this arrangement.

Liquidity and Capital Resources

      Cash Flows. For the three months ended March 31, 2002, operating activities utilized $820,000 of cash. The net income adjusted for non-cash items such as depreciation, amortization provided $643,000 of cash. The net decrease in medical costs payable and payments of provider settlement utilized $3.6 million of cash. The decrease in net operating assets provided $2.2 million of cash. Financing activities provided $3.7 million of cash from proceeds of notes payable due to affiliates.

      As part of the Company's plan to bring its net worth into compliance with the State of New York's and the State of Connecticut's requirements as of December 31, 2001, approximately $3.3 million in surplus notes was infused into WCNY on March 8, 2002. WCNY in turn infused the $3.3 million into its subsidiary, FirstChoice, to bring FirstChoice's net worth just below the Regulatory Action Level of $2.8 million as required under RBC. Upon the completion of a review by a third party consulting actuary engaged by the State of Connecticut Insurance Department, the Company will have thirty days to infuse additional funds to bring its net worth up to the Company Action Level of $3.2 million, which is the minimum amount of surplus required under RBC. As of May 10, 2002, the consulting actuary has not yet issued a review report. As a result of such infusion, WCNY was able to admit a value for its investment in FirstChoice in the amount of up to 50% of its own statutory net worth. This infusion brought WCNY's statutory net worth to approximately $1.1 million, which was not in compliance with the NYSID's adjusted minimum statutory net worth requirement at December 31, 2001. As of March 31, 2002, WCNY's statutory net worth was $2.1 million, which was well in compliance with the adjusted minimum statutory net worth requirement.

      The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has a working capital deficit, a shareholders' deficiency, and failed to achieve the minimum risk based capital requirements of the State of Connecticut Insurance Department. These factors raise substantial doubt about its ability to continue as a going concern. The

Company continues to explore the possibility of raising funds through available sources including but not limited to the equity and debt markets. It is uncertain whether the Company will be successful at raising funds through these sources.

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

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS 142 will have an impact on its consolidated financial position and results of operations.

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

Interest Rate Risk

      The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company does not expect changes in interest rates to have a material adverse effect on its income or its cash flows in fiscal year 2002. However, there can be no assurances that interest rates will not significantly change for the remainder of 2002.

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

Item 4 - Submission Of Matters To A Vote Of Security Holders

      None

Item 5 - Other Information

      On May 17, 2002, the Company entered into a definitive agreement with a private equity group pursuant to which the Company will be acquired for approximately $11.75 million, less certain transaction expenses and certain regulatory capital requirements estimated to be approximately $2.46 million. The completion of the acquisition of the Company by the private equity group pursuant to the agreement is subject to regulatory and shareholder approvals and other customary conditions. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 17, 2002 announcing the agreement and attaching a press release issued by the Company.

Item 6 - Exhibits and Reports on Form 8-K

A.    Exhibit                      None

B.    Reports on Form 8-K          None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE WELLCARE MANAGEMENT GROUP, Inc.


Dated: May 22, 2002                     /s/ Kiran C. Patel, M.D.
                                        ----------------------------------------
                                        Kiran C. Patel, M.D.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Dated: May 22, 2002                     /s/ Carol K. McAllister
                                        ----------------------------------------
                                        Carol K. McAllister
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)